Form 10-Q
period 1994-01-29
FOODARAMA SUPERMARKETS INC
filed 1994-03-21
CIK 37914

SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


            For the Quarterly period ended January 29, 1994

                     Commission file number 1-5745-1


                       FOODARAMA SUPERMARKETS, INC.

                          303 West Main Street
                         Freehold, N.J.   07728

                           I.D. # 21-0717108

                        Telephone #908-462-4700



Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                        OUTSTANDING AT

   CLASS                                January 29, 1994

Common Stock                            1,118,150 shares
$1 par value

FOODARAMA SUPERMARKETS, INC.


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets
               January 29, 1994 and October 30, 1993

               Consolidated Statements of Operations
               For the thirteen weeks ended
               January 29, 1994 and January 30, 1993

               Consolidated Statements of Cash Flows
               for the thirteen weeks ended
               January 29, 1994 and January 30, 1993

               Notes to the Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                       PART I FINANCIAL INFORMATION

               FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

    Consolidated Balance Sheets - January 29, 1994 and October 30, 1993
                              (IN THOUSANDS)

                                  ASSETS

                                             January 29,        October 30,
                                                1994               1993
                                             (Unaudited)         (Audited)

Current assets:
 Cash and cash equivalents                    $  4,451           $  4,765
 Merchandise inventories                        32,587             33,983
 Receivables and other                           6,065              8,624

     Total current assets                       43,103             47,372

Property and equipment:
 Land                                            1,762              1,762
 Buildings and improvements                      2,132              2,132
 Leaseholds and leasehold improvements          32,638             31,732
 Equipment                                      49,458             48,042
 Property under capital leases                   9,649              9,649
 Equipment under capital leases                  8,859              8,859

                                               104,498            102,176
Less accumulated depreciation and
 amortization including $9,397,
 1994 and $8,984, 1993 relating
 to property and equipment
 under capital leases                           40,843             39,474

                                                63,655             62,702

Other assets:
 Investment in related party                     8,626              8,626
 Intangibles                                     7,748              8,145
 Other                                           3,971              4,457

                                                20,345             21,228

                                              $127,103           $131,302

See accompanying notes to consolidated financial statements.

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

    Consolidated Balance Sheets - January 29. 1994 and October 30. 1993
                  (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                (continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                             January 29,        October 30,
                                                1994               1993
                                             (Unaudited)         (Audited)

Current liabilities:
 Current portion of long-term debt            $  8,724           $  2,523
 Current portion of long-term debt,
  related party                                     89                204
Long term obligation in default
 classified as current                          28,379             34,415
Current portion of obligations under
 capital leases                                  1,200              1,245
Accounts payable:
 Related party                                  13,434             16,638
 Other                                          15,472             12,112
Accrued expenses and other                       6,449             10,009

     Total current liabilities                  73,747             77,146

Long-term debt                                   2,966              3,587
Long-term debt, related party                       89                176
Obligations under capital leases                 9,344              9,669

Deferred income taxes                            4,921              4,921
Other long term liabilities                      4,114              3,921

Mandatory redeemable preferred stock
 subscribed $12.50 par; authorized
 1,000,000 shares; 136,000
 shares issued                                   1,700              1,700

Shareholders' equity:
  Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                         1,622              1,622
 Capital in excess of par                        2,351              2,351
 Retained earnings                              32,871             32,831
                                                36,844             36,804
Less 503,477 shares, held in
 treasury, at cost                               6,622              6,622

                                                30,222             30,182
                                             $ 127,103          $ 131,302

See accompanying notes to consolidated financial statements.

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

             Consolidated Statements of Operations - Unaudited
                    (IN THOUSANDS - EXCEPT SHARE DATA)

                                                    13 weeks Ended

                                              1/29/94            1/30/93


Sales                                       $  157,491         $  172,719

Cost of Sales                                  118,789            129,505

Gross profit                                    38,702             43,214

Operating expenses                              37,400             41,255

Income from operations                           1,302              1,959

Interest - net                                   1,236              1,757

Income before income taxes                          66                202

Income taxes                                        26                 81

Net income                                  $       40         $      121

Net income per share                        $      .01         $      .11

Weighted average of common
  shares outstanding                         1,118,150          1,118,150

Dividends per share                            - 0 -              - 0 -

See accompanying notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (IN THOUSANDS)

                                              Oct. 31, 1993     Nov. 1, 1992
                                            to Jan. 29, 1994  to Jan. 30, 1993


Cash flows from operating activities:
  Net income                                     $    40            $   121
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of property
      and equipment                                2,272              2,598
     Amortization, other                             749                833
    Changes in assets and liabilities:
     (Increase) Decrease in inventories            1,396             (  369)
     (Increase) Decrease in receivables and other  2,559                826
     Decrease (Increase) in other assets             134             (  606)
     Increase (Decrease) in accounts payable         156              2,911
     Increase (Decrease) in other liabilities     (3,367)            (1,807)

        Net cash provided by operating activities  3,939              4,507

Cash flows from investing activities:
  Purchase of property, plant and equipment       (3,225)            (2,529)

        Net cash used in investing activities     (3,225)            (2,529)

Cash flows from financing activities:
     Principal payments under long-term debt      (  658)            (  836)
     Principal payments under capital
      lease obligations                           (  370)             ( 402)

        Net cash used in financing activities     (1,028)            (1,238)

Net (Decrease) Increase in cash and
     cash equivalents                             (  314)               740

Cash and cash equivalents, beginning of period     4,765              8,348

Cash and cash equivalents, end of period         $ 4,451            $ 9,088

See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1      Basis of Presentation

The unaudited condensed Consolidated Financial Statements as of January 29, 1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1993 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The reader is referred to the consolidated financial statements notes thereto included in the Registrant's annual report on Form 10-K ended
October 30, 1993.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2      Postretirement Benefits other than Pensions

Effective October 31, 1993, the Registrant adopted Statement of Financial Ac-counting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." The Registrant provides limited postretirement medical benefits to certain individuals under deferred compensation agreements. The Registrant does not provide such benefits to most of its non-union workforce and benefits related to its union employees are covered by collective bargaining agreements which require monthly contributions and which are not subject to the provisions of SFAS No. 106 requiring an accrual for such benefits. SFAS No. 106 requires the Registrant to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Registrant previously expensed the costs of such benefits.
The Registrant recognized the cumulative effect of this liability on the immediate recognition basis. The cumulative effects as of January 29, 1994 of adopting SFAS No.106 were an increase in accrued post-retirement benefits and a decrease in pre tax earnings of $146,000 ($.08 pershare), which has been included in the Registrant's financial statements for the fiscal quarter ended January 29, 1994. The Registrant's liability for such post-retirement benefits are not funded.


The effect of SFAS No. 106 on earnings for the fiscal quarter ended January 29, 1994 was not material.

Note 3      Income Taxes

Income taxes have been provided at a rate of 40% of pre-tax income for both periods. In the fiscal quarter ended January 29, 1994, the Registrant adopted statement of Financial Accounting Standards (SFAS) No. 109. "Accounting for Income Taxes", effective October 31, 1993.

The effect of adopting SFAS No. 109 on the Registrant's financial statements was immaterial as well as for fiscal quarter ended January 29, 1994.

The Registrant provided a valuation allowance against all deferred tax assets recorded as of October 30, 1993. There was no charge in the valuation allowance for the fiscal quarter ended January 29, 1994.

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Financial Condition and Liquidity

     As of January 29, 1994, the Registrant was not in compliance with several covenants under its credit agreements with its senior lenders.
Due to the covenant violations, as of January 29, 1994, the Registrant has classified its debt to these lenders totaling $30.3 million as a current liability. The Registrant has retained an independent financial advisor to assist in the preparation of a business plan which is anticipated to form the basis for the negotiation of amended credit agreements with such lenders.

     The Registrant has made all required principal and interest payments under such credit agreements on a timely basis. The Registrant anticipates that all future payments can be made, including principal payments of $2.5 million on June 1, 1994 and $4.3 million on October 31, 1994, although no such assurances can be given. The Registrant is pursuing actions to increase operating cash flow through inventory and expense reductions and to provide positive cash flow from investing activities through limitations on capital expenditures and the sale of certain operating and nonoperating assets.

     The ability of the Registrant to continue as a going concern is dependent on its ability to successfully implement the plans and actions described above with regard to improving its cash flow. Due to the uncertainties associated with these plans, there can be no assurances that the Registrant will achieve its goals nor is there any assurance that the Registrant will be able to negotiate amended credit agreements with its lenders. The Registrant believes that such programs will be implemented successfully and that sufficient cash flow will be generated to meet its obligations they become due. The Registrant continues to employ thosestrategies of the business plan as outlined in its fiscal 1993 Annual Report.

     Wakefern by-laws provide for a service fee at the rate of 1% per week on the outstanding payable balance which, subject to certain conditions, Wakefern reduced retrospectively to one-quarter of 1% for the period 7/17/93 to 3/26/94. Fees at the rate of 1% per annum were reflected in the Registrant's fiscal year end financial statements, and were reflected at the reduced rate which aggregated approximately $167,000 in the quarter for the quarter ended January 29, 1994.

Working Capital:

     As a result of several covenant violations at January 29, 1994, $28.4 million of debt due to senior lenders has been classified as a current liability thereby creating a working capital deficiency of $30.6 million.

     At October 30, 1993, the working capital deficiency was $29.8 million compared to positive working capital of $14 million at January 30, 1993.

Cash flows (in millions) were as follows:

                              1/29/94        1/30/93


Operating activities...       $  3.9         $  4.5
Investing activities...         (3.2)          (2.5)
Financing activities...         (1.0)          (1.3)

     Totals                   $(  .3)        $   .7


Receivables and other decreased as a result of the divestiture of the New York division and faster collection of receivables for manufacturers coupons.

     The decrease in accrued expenses and other is primarily due to the divestiture of the New York division on October 18, 1993 coupled with a smaller accrual for interest and accelerated payments of worker's compensation premiums.

     The Registrant has no available lines of credit.

     No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future.


Results of Operations    (13 weeks ended 1/29/94 compared to 13
                         weeks ended 1/30/93)

Sales for the twenty one stores in operation for the current quarter totaled $157.5 million, including one World Class replacement store opened 9/23/93. Sales for the twenty six stores in operation in the prior period totaled $172.7 million of which $23.3 million represented sales of five New York stores sold 10/18/93.

     Gross profit on sales for the current period was 24.6% compared to 25.0% in the prior year period.

     Operating expenses as a percent of sales were 23.7% compared to 23.9% in the prior year period.

     Current period expenses include Wakefern service fees of $167,000 and the cumulative effect of postretirement benefits of $146,000.

Interest expense totaled $1,247,000 in the current period compared to $1,806,000 in the prior year period. The decrease is attributable to the overall reduction of debt levels. Of these amounts, $334,00 and $364,000, respectively, represent interest on capitalized leases.

Interest income was $11,000 and $49,000 for the respective periods.

Income taxes have been provided at a rate of 40% of pre-tax income for both periods. In the fiscal quarter ended January 29, 1994, the Registrant adopted statement of Financial Accounting Standards (SFAS) No. 109. "Accounting for Income Taxes". The effect of adopting SFAS No. 109 on the Registrant's financial statements was immaterial.

The Registrant provided a valuation allowance against all deferred tax assets recorded as of October 31, 1993. There was no change in the valuation allowance for the fiscal quarter ended January 29, 1994.

Net income of $40,00 or $.01 per share (after preferred stock dividend requirement of $34,000) was realized for the current quarter compared to $121,000 or $.11 per share in the prior year period. No preferred stock dividend was required in the prior year period. In each period 1,118,150 shares were outstanding. Despite the continued intense competition of the retail food industry and the lingering effects of the union strike in May 1993, the Registrant was able to record modest earnings for the fiscal quarter ended January 29, 1994.

                              PART II

                          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:  NONE

          (b) No reports on Form 8-K were required to be filed for the 13 weeks ended January 29, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FOODARAMA SUPERMARKETS, INC.

                                          (Registrant)


Date: March 17, 1994               /S/    JOSEPH J. SAKER
                                          (Signature)
                                   Joseph J. Saker, President
                                   Chief Executive Officer


Date: March 17, 1994               /S/   JOSEPH C. TROILO
                                          (Signature)
                                   Joseph C. Troilo
                                   Senior Vice President
                                   (& Principal Financial and
                                   Accounting Officer)