Form 10-Q
period 1994-04-30
FOODARAMA SUPERMARKETS INC
filed 1994-06-20
CIK 37914

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934




                            ___________________________

                  For the Quarterly period ended April 30, 1994

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

                     Yes    X      No_______



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                                                 OUTSTANDING AT

  CLASS                                          April 30, 1994

Common Stock                                     1,118,150 shares
$1 par value

                  FOODARAMA SUPERMARKETS, INC.


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               April 30, 1994 and October 30, 1993

               Consolidated Statements of Operations
               For the thirteen weeks ended
               April 30, 1994 and May 1, 1993

               Consolidated Statements of Cash Flows
               for the thirteen weeks ended
               April 30, 1994 and May 1, 1993

               Notes to the Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.  OTHER INFORMATION

     Item 3.   Default Upon Senior Securities

               See Management's Discussion and Analysis of
               Financial Condition and Results of Operations --
               Liquidity and Capital Resources -- Forbearance
               Agreement

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               4.01 Forbearance Agreement and Amendment, dated as of May 31, 1994, among Foodarama Super-markets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Supermarkets of Connecticut, Inc., and cer-tain other senior noteholders as set forth on the signature pages thereto.

               4.02 Standstill Agreement, dated as of May 31, 1994, among Foodarama Supermarkets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Super-markets of Connecticut, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent.

               4.03 Amendment No. 5, dated as of June 1, 1994, to a certain credit agreement among Foodarama Supermarkets, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent.

          (b) No reports on Form 8-K were required to be filed for the 13 weeks ended April 30,1994.

                      PART I FINANCIAL INFORMATION

               FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

     Consolidated Balance Sheets - April 30, 1994 and October 30, 1993
                               (IN THOUSANDS)


                             ASSETS

                                        April 30,         October 30,
                                           1994              1993
                                        (Unaudited)       (Audited)

Current Assets:
 Cash and cash equivalents               $  4,103          $  4,765
 Merchandise inventories                   28,381            33,983
 Receivables and other                      5,451             8,624

     Total current assets                  37,935            47,372

Property and equipment:
 Land                                       1,762             1,762
 Buildings and improvements                 2,132             2,132
 Leaseholds and leasehold improvements     32,886            31,732
 Equipment                                 49,950            48,042
 Property under capital leases              9,649             9,649
 Equipment under capital leases             8,676             8,859

                                          105,055           102,176

Less accumulated depreciation and
 amortization including $9,628,
 1994 and $8,984, 1993 relating
 to property and equipment
 under capital leases                      42,479            39,474

                                           62,576            62,702

Other assets:
 Investment in related party                8,626             8,626
 Intangibles                                7,351             8,145
 Other                                      4,338             4,457

                                           20,315            21,228

                                         $120,826          $131,302



See accompanying notes to consolidated financial statements.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

          Consolidated Balance Sheets - April 30, 1994 and October 30, 1993
                       (IN THOUSANDS EXCEPT PER SHARE DATE)

                                 (continued)

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                       April 30,         October 30,
                                          1994              1993
                                       (Unaudited)        (Audited)
Current liabilities:
 Current portion of long-term debt     $    8,422        $    2,523
 Current portion of long-term debt,
  related party                                88               204
 Long-term obligation in default
  classified as current                    28,379            34,415
 Current portion of obligations under
  capital leases                            1,120             1,245
 Accounts payable:
  Related party                            13,573            16,638
  Other                                    12,782            12,112
 Accrued expenses and other                 5,337            10,009

       Total current liabilities           69,701            77,146

Long-term debt                              2,827             3,587
Long-term debt, related party                  89               176
Obligations under capital leases            9,107             9,699

Deferred income taxes                       4,921             4,921
Other long-term liabilities                 3,560             3,921

Mandatory redeemable preferred stock
 subscribed $12.50 par: authorized
 1,000,000 shares; 136,000 shares issued    1,700             1,700

Shareholders' equity:
  Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                    1,622             1,622
 Capital in excess of par                   2,351             2,351
 Retained Earnings                         31,570            32,831
                                           35,543            36,804

 Less 503,477 shares, held in
  treasury, at cost                         6,622             6,622

                                           28,921            30,182

                                         $120,826          $131,302


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                               13 Weeks Ended

                                         4/30/94           5/01/93

Sales                                  $  151,546        $  169,002

Cost of Sales                             115,413           127,814

Gross profit                               36,133            41,188

Operating expenses                         36,782            39,090

(Loss) Income from operations              (  649)            2,098

Interest - net                              1,268             1,615

(Loss) Income before taxes                 (1,917)              483

Income tax (benefit) provision             (  616)              193

Net (loss) income                      $   (1,301)      $       290




Net (loss) income per common share     $    (1.19)      $       .23


Weighted average of common
  shares outstanding                    1,118,150         1,118,150


Dividends per share                       - 0 -             - 0 -



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                               26 Weeks Ended

                                         4/30/94           5/01/93

Sales                                  $  309,037        $  341,721

Cost of Sales                             234,202           257,319

Gross profit                               74,835            84,402

Operating expenses                         74,182            80,345

(Loss) Income from operations                 653             4,057

Interest - net                              2,504             3,372

(Loss) Income before taxes                 (1,851)              685

Income tax (benefit) provision             (  590)              274

Net (loss) income                      $   (1,261)       $      411



Net (loss) income per common share     $    (1.18)       $      .34


Weighted average of common
  shares outstanding                    1,118,150         1,118,150


Dividends per share                       - 0 -             - 0 -



See accompanying notes to consolidated financial statements.

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
                           (IN THOUSANDS)

                                              Oct. 31, 1993     Nov. 1, 1992
                                            to April 30, 1994  to May 1, 1993
                                                         (Unaudited)

Cash flows from operating activities:
  Net (Loss) income                             $ (1,261)        $     411
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization of
      property and equipment                       4,594             5,170
     Amortization, other                           1,431             1,732
    Changes in assets and liabilities:
     Decrease in inventories                       5,602             1,563
     Decrease in receivables and other             3,173             3,262
     Increase in other assets                     (  518)          (1,439)
     Decrease in accounts payable                 (2,395)          (3,113)
     Decrease in other liabilities                (5,033)          (1,995)

        Net cash provided by operating
          activities                               5,593             5,591

Cash flows from investing activities:
  Purchase of property, plant and equipment       (4,468)           (3,832)

        Net cash used in investing activities     (4,468)           (3,832)

Cash flows from financing activities:
     Proceeds from sales of preferred stock            -             1,700
     Principal payments under long-term debt      (1,100)           (5,179)
     Principal payments under capital
      lease obligations                           (  687)           (  780)
     Proceeds from issuance of long-term debt         -              2,000

        Net cash used in financing activities     (1,787)           (2,259)

Net Decrease in cash and cash equivalents         (  662)           (  500)

Cash and cash equivalents, beginning of period     4,765             8,348

Cash and cash equivalents, end of period        $  4,103          $  7,848


See accompany notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited)

Note 1    Basis of Presentation

The unaudited condensed Consolidated Financial Statements as of April 30, 1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1993 has been taken from the audited financial statements at that date. In the opinion of the management of registrant, all adjustments (consisting only of normal recurring accruals) which registrant considers necessary for a fair presentation of the results of operation for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 30, 1993.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Postretirement Benefits other than Pensions

Effective October 31, 1993, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." The Registrant provides limited postretirement medical benefits to certain individuals under deferred compensation agreements. The Registrant does not provide such benefits to most of its non-union workforce and benefits related to its union employees are covered by collective bargaining agreements which require monthly contributions and which are not subject to the provisions of SFAS No. 106 requiring an accrual for such benefits. SFAS No. 106 requires the Registrant to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Registrant previously expensed the costs of such benefits. The Registrant recognized the cumulative effect of this liability on the immediate recognition basis. The cumulative effects as of January 29, 1994 of adopting SFAS No. 106 were an increase in accrued postretirement benefits and a decrease in pre-tax earnings of $146,000 ($.08 per share), which has been included in the Registrant's financial statements for the fiscal quarter ended January 29, 1994. The Registrant's liability for such postretirement benefits is not funded.

The effect of SFAS No. 106 on earnings for the fiscal quarter ended April 30, 1994 was not material.

Note 3    Income Taxes

In the fiscal quarter ended April 30, 1994, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective October 31, 1993. The effect of adopting SFAS No. 109 on the Registrant's financial statements was also immaterial for fiscal quarter ended April 30, 1994.

The Registrant provided a valuation allowance against all deferred tax assets recorded as of October 30, 1993. There was no change in the valuation allowance for the fiscal quarter ended April 30, 1994.

Part I - Item 2  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation

Liquidity and Capital Resources


Forbearance Agreement

     On June 1, 1994, the Company entered into a Standstill Agreement with its three bank lenders (the "Banks") and a Forbearance Agreement and Amendment with certain of its senior noteholders (collectively, the "Agreements"). The outstanding principal balance of the Company's indebtedness to the Banks as of June 1, 1994 was $15,957,000 and to its noteholders $19,195,000.

     The instruments pursuant to which these loans were made are referred to herein as the "Loan Documents," and the Banks and the Company's senior noteholders are referred to herein collectively as the "Holders." As of June 15, 1994, the Forbearance Agreement has been subscribed to by the Holders of senior notes totalling $15,682,000, representing 82.6% of the outstanding balance of such notes.

     The Agreements provide that the Company pay to the senior noteholders subscribing to the Forbearance Agreement and Amendment the interest on the senior notes which was due on June 1, 1994, which interest totaled $983,450, and the Company has paid such interest to all subscribing senior noteholders, but the Company has not paid to the senior noteholders the $2,523,000 principal payment due to such Holders on such date.

     Under the Agreements, the Holders agreed to forbear until September 30, 1994 from exercising their rights under the Loan Documents on account of certain specified defaults by the Company under the Loan Documents, including the failure to pay principal on June 1, 1994 to Holders of the senior notes. The Agreements contain a number of affirmative and negative covenants including covenants to supply designated information to the Holders and, except with the consent of the Banks and the Holders of two-thirds in principal amount of the senior notes, not to incur additional indebtedness for borrowed money, not to sell assets nor to engage in certain other specified transactions. In addition, the Agreements provide that the Company shall continue to employ at its own expense its present restructuring advisor, or another restructuring advisor acceptable to the Holders, to assist the Company in the formulation of a business plan.

     The Agreements terminate if Wakefern Food Corporation modifies the terms on which it presently provides merchandise to the Company, if the Company has a negative cash flow (as defined in the Agreement) in any fiscal month during the four-month forbearance period, or if the Company suffers a pre-tax loss (calculated in accordance with the Agreement) in excess of $600,000 in any three-month period commencing with the three-month period ending July 31, 1994.

     The Agreements and a restated amendment to the Credit Agreement with the Company's bank creditors provide that interest under the Credit Agreements should be paid monthly and not semi-annually as heretofore required under the Loan Documents.

     A holder of a senior note in the principal amount of $1,346,278 issued under a certain Note Purchase Agreement dated June 1, 1994 which had not executed a forbearance agreement with the Company, has given the Company notice that it is accelerating the entire unpaid principal amount of its note, together with accrued interest. The Company is in default in paying principal and interest to such noteholder in the respective amounts of $177,014.44 and $83,497.08, both due June 1, 1994. In giving such notice, the noteholder reserved its right to take any and all appropriate remedies available to it under the terms of the related note agreement, but did not take any other action to enforce repayment of the note. Although no assurances can be given, the Company does not anticipate any such demand at the present stage of the Company's attempt to restructure its institutional indebtedness. In this connection, the Company will deliver on June 15th to its institutional lenders a business plan prepared by its restructuring advisers which it anticipates will be the basis of the negotiation of a restructuring of such indebtedness.

Working Capital

     As a result of covenant violations at April 30, 1994, $28.4 million of debt due to senior lenders has been classified as a current liability thereby creating a working capital deficiency of $31.8 million.

     At May 1, 1993, working capital was $6.0 million.

Cash flows (in millions) were as follows:

                                        4/30/94           5/01/93
Operating activities                     $ 5.6             $ 5.6
Investing activities                      (4.5)             (3.8)
Financing activities                      (1.8)             (2.3)
Totals                                   $( .7)            $( .5)

     Registrant intensified its program to generate cash through inventory reduction which resulted in a decrease in inventory of $5.6 million from year end to April 30, 1994.

     Receivables and other current assets decreased $3.2 million since year end due in part to the sale of the New York division on October 18, 1993 and speedier collection of receivables for manufacturers' coupons.

     Accounts payable and accrued expenses decreased by $7.4 million from year end by reason of the New York sale, payments for property and equipment of the Neptune store, interest and other expense payments and payment of amounts due for workers' compensation insurance and a reduction of payables due Wakefern Food Corp.

     Registrant has no available lines of credit.

Results of Operations         (13 weeks ended 4/30/94 compared to 13 weeks
                               ended 5/01/93)


Sales:

     Sales for the twenty-one stores in operation for the current quarter totaled $151.5 million, including one World Class replacement store opened 9/23/93. Sales for the twenty-six stores in operation in the prior period totaled $169.0 million of which $22.3 million represented sales of the five New York stores sold 10/18/93.

Comparable store sales were down 1.3% period to period.

Gross Profit:

     The current period produced gross profit of 23.84% versus 24.37% in the prior year period. General price reductions to stimulate sales growth contributed to this shortfall coupled with price discounting to sell off excess inventory to generate cash flow. The lack of cash flow also curtailed the Registrant's ability to buy deal merchandise which enhances gross profit. Additionally, by reason of cash flow problems, the Registrant lost warehouse cash discounts of .07%.

Operating Expenses:

     These expenses totaled 24.27% of sales during this quarter compared to 23.13% in the prior year period. Depreciation and amortization represented 3.97% and 4.08% for the respective periods.

     Advertising costs rose by .07%, utilities and insurance rose by .10%, outside services including snow plowing added .06% and warehouse service fees totaled .33%.

     The salary freeze and layoffs initiated in November 1992 reduced prior period expenses by approximately $400,000. Reversal of a pension reserve reduced second quarter 1993 expenses by $500,000.

     Health and welfare premiums reflect a reduction of costs for the plan year ended April 30, 1993 of approximately $400,000. A closed store lease was sold for $125,000.

     Pre-opening costs expensed in the current quarter were $103,000 compared to $314,000 in the prior year period.

(Loss) Income From Operations:

     The current period loss of $649,000 resulted from a sales decline of 1.3%, reduced gross profit of $800,000 and increased expenses of $1,700,000 versus the prior year period.

                                PART II

                            OTHER INFORMATION


Item 3.   Default Upon Senior Securities

          See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Forbearance Agreement


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               4.01 Forbearance Agreement and Amendment, dated as of May 31, 1994, among Foodarama Supermarkets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Supermarkets of Connecticut, Inc., and certain other senior noteholders as set forth on the signature pages thereto.

               4.02 Standstill Agreement, dated as of May 31, 1994, among Foodarama Supermarkets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Supermarkets of Connecticut, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent.

               4.03 Amendment No. 5, dated as of June 1, 1994 to a certain credit agreement among Foodarama Supermarkets, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent.

          (b) No reports on Form 8-K were required to be filed for the 13 weeks ended April 30,1994.

Interest Expense:

     Current period costs were $1,284,000 (.85% of sales) compared to $1,674,000 (.99% of sales) in the prior year period. Total debt decreased by $18.7 million since 5/1/93 while interest rates have increased on floating rate debt and by reason of defaults on bank and noteholder debt.

Interest Income:

     Period to period declined to $16,000 versus $108,000.

Income Taxes:

     Tax benefits have been computed at 32% of the current period pre-tax loss based on fiscal 1993 results versus a 40% provision in the prior year period.

     The Registrant provided a valuation allowance against all deferred tax assets recorded as of October 31, 1993. There was no change in the valuation allowance for the fiscal quarter ended April 30, 1994.

Net (Loss) Income:

     A net loss of $1,301,000 was realized for the current quarter versus net income of $290,000 in the prior year period.

     The loss per common share of $1.19 is based on 1,118,150 shares outstanding after a provision of $34,000 for preferred stock dividends. In the prior year period, net income per common share was $.23 based on 1,118,150 shares after a provision for preferred stock dividends of $29,000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  June 14, 1994                    /S/    JOSEPH J. SAKER
                                                  (Signature)
                                        Joseph J. Saker, President
                                        Chief Executive Officer


Date:  June 14, 1994                    /S/    JOSEPH C. TROILO
                                                  (Signature)
                                        Joseph C. Troilo
                                        Senior Vice President
                                        (& Principal Financial and
                                        Accounting Officer)

                               EXHIBIT INDEX



4.01 Forbearance Agreement and Amendment, dated as of May 31, 1994, among Foodarama Supermarkets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Supermarkets of Connecticut, Inc., and certain other senior noteholders as set forth on the signature pages thereto

4.02 Standstill Agreement, dated as of May 31, 1994, among Foodarama Supermarkets, Inc., Shop Rite of Malverne, Inc., New Linden Price Rite, Inc., Regal Drugs, Inc., Shop Rite of Reading, Inc., Shop Wise Supermarkets of Connecticut, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent

4.03 Amendment No. 5, dated as of June 1, 1994, to a certain credit agreement among Foodarama Supermarkets, Inc., the Chase Manhattan Bank (National Association), First Fidelity Bank, United Jersey Bank, and the Chase Manhattan Bank (National Association) as agent