Form 10-Q
period 1994-07-30
FOODARAMA SUPERMARKETS INC
filed 1994-09-13
CIK 37914

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C.  20549

                                     FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934






                   For the Quarterly period ended July 30, 1994

                          Commission file number 1-5745-1


                           FOODARAMA SUPERMARKETS, INC.

                                Building 6, Suite 1

                                 922 Highway 33

                               Freehold, N.J. 07728

                                 I.D. # 21-0717108

                              Telephone #908-462-4700



         Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed with the Commission and (2) has been subject to the filing require-ments for at least the past 90 days.

                              Yes   X       No



         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                                                      OUTSTANDING AT
           CLASS                                     July 30, 1994

         Common Stock                                1,118,150 shares
         $1 par value



                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Consolidated Balance Sheets
                             July 30, 1994 and October 30, 1993

                             Consolidated Statements of Operations
                             For the thirteen and thirty nine weeks ended
                             July 30, 1994 and July 31, 1993

                             Consolidated Statements of Cash Flows
                             for the thirty nine weeks ended
                             July 30, 1994 and July 31, 1993

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


                 Item 6.     Exhibits and Reports on Form 8-K
























FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                       13 Weeks Ended

                                                 7/30/94       7/31/93

Sales                                          $ 150,791    $ 167,679

Cost of Sales                                    112,385      129,252

Gross profit                                      38,406       38,427

Operating expenses                                36,622       42,965

Income (loss) from operations                      1,784      ( 4,538)

Interest - net                                     1,222        1,776

Income (loss) before taxes                           562      ( 6,314)

Income tax (benefit) provision                        178      ( 2,643)

Net income (loss)                               $     384    $ ( 3,671)







Net income (loss) per common share              $     .31    $  (3.31)


Weighted average of common
  shares outstanding                             1,118,150    1,118,150


Dividends per share                                 - 0 -        - 0 -



See accompanying notes to consolidated financial statements.








               FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                            (IN THOUSANDS)
                                (Unaudited)
                                       Oct. 31, 1993      Nov. 1, 1992
                                   to July 30, 1994  to July 31, 1993


Cash flows from operating activities:
  Net (loss)                                    $  (  877)   $( 3,260)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of property
      and equipment                                 6,898       7,704
    Amortization, other                             2,505       2,603
  Changes in assets and liabilities:
    Decrease in inventories                         6,535       2,312
   (Increase)Decrease in receivables and other      4,084     (   453)
   (Increase)in other assets                       (2,012)    ( 1,541)
    Increase (Decrease)in accounts payable         (3,250)      5,334
    Decrease in other liabilities                  (5,745)    ( 1,831)

       Net cash provided by operating activities    8,138      10,868

Cash flows from investing activities:
  Purchase of property, plant and equipment        (5,032)    ( 5,935)

       Net cash used in investing activities       (5,032)    ( 5,935)

Cash flows from financing activities:
  Proceeds from sale of preferred stock                 -       1,700
  Principal payments under long-term debt          (1,536)    ( 8,732)
  Principal payments under capital
    lease obligations                              (  967)    ( 1,160)
  Proceeds from issuance of long-term debt              -       2,000

       Net cash used in financing activities       (2,503)    ( 6,192)
Net Increase (Decrease)in cash and cash
    equivalents                                       603     ( 1,259)

Cash and cash equivalents, beginning of period      4,765       8,348

Cash and cash equivalents, end of period         $  5,368    $  7,089


See accompany notes to consolidated financial statements.








                          PART I FINANCIAL INFORMATION

             FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

         Consolidated Balance Sheets - July 30, 1994 and October 30, 1993
                                  (IN THOUSANDS)


                                              July 30,           October 30,
                                               1994                1993
                                              (Unaudited)        (Audited)
ASSETS

Current assets:
 Cash and cash equivalents                      $  5,368           $  4,765
 Merchandise inventories                          27,448             33,983
 Receivables and other                             4,540              8,624

     Total current assets                         37,356             47,372

Property and equipment:
 Land                                              1,762              1,762
 Buildings and improvements                        2,132              2,132
 Leaseholds and leasehold improvements            33,023             31,732
 Equipment                                        49,852             48,042
 Property under capital leases                     9,649              9,649
 Equipment under capital leases                     8,677             8,859

                                                 105,095            102,176
Less accumulated depreciation and
 amortization including $10,037,
 and $8,984, relating
 to property and equipment
 under capital leases                             44,259             39,474

                                                  60,836             62,702

Other assets:
 Investment in related party                       8,626              8,626
 Intangibles                                       6,954              8,145
 Other                                             5,057              4,457
                                                  20,637             21,228

                                                $118,829           $131,302



See accompanying notes to consolidated financial statements.


                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets - July 30, 1994 and October 30, 1993
                         (IN THOUSANDS EXCEPT SHARE DATA)
                               (continued)

                                              July 30,           October 30,
                                               1994                1993
                                              (Unaudited)        (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt               $   7,825         $   2,523
 Current portion of long-term debt,
  related party                                         88                204
 Long term obligation in default
  classified as current                             28,379             34,415
 Current portion of obligations under
  capital leases                                    1,004              1,245
 Accounts payable:
  Related party                                    13,688             16,638
  Other                                            11,812             12,112
 Accrued expenses and other                         4,264             10,009

       Total current liabilities                   67,060             77,146

Long-term debt                                      2,988              3,587
Long-term debt, related party                           89                176
Obligations under capital leases                    8,943              9,669

Deferred income taxes                               4,921              4,921
Other long term liabilities                         3,823              3,921

Mandatory redeemable preferred stock
 subscribed $12.50 par; authorized
 1,000,000 shares; 136,000
 shares issued                                      1,700              1,700

Shareholders' equity:
  Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                            1,622              1,622
 Capital in excess of par                           2,351              2,351
 Retained earnings                                 31,954             32,831
                                                   35,927             36,804
 Less 503,477 shares, held in
  treasury, at cost                                 6,622              6,622

                                                   29,305             30,182

                                                $ 118,829          $ 131,302


See accompanying notes to consolidated financial statements.






                                      PART II


                                 OTHER INFORMATION



        Item 3.  Default Upon Senior Securities

                See Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources -- Forbearance Agreement

        Item 6.  Exhibits and Reports on Form 8-K
                (a)  Exhibits:  NONE

                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended July 30, 1994.

































                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  September 13, 1994                  /S/    Michael Shapiro
                                                  (Signature)
                                           Michael Shapiro
                                            Senior Vice President
                                           Chief Financial Officer


Date:  September  13, 1994                 /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer

                                           FOODARAMA SUPERMARKETS, INC.



                                                  (Registrant)


Date:   September 13, 1994
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                            Chief Financial Officer


Date:   September 13, 1994
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer

        Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Forbearance Agreement

    On June 1, 1994, the Company entered into a Standstill Agreement with its three bank lenders (the "Banks") and a Forbearance Agreement and Amendment with certain of its senior noteholders (collectively, the "Agreement").
The outstanding principal balance of the Company's indebtedness to the Banks as of June 1, 1994 was $15,957,000 and to its noteholders $19,195,000. The balances are the same at July 30, 1994.

    The instruments pursuant to which these loans were made are referred to herein as the "Loan Documents", and the Banks and the Company's senior noteholders are referred to herein collectively as the "Holders". The Forbearance Agreement has been subscribed to by the Holders of senior notes totalling $16.2 million representing 84.4% of the outstanding balance of such notes.

   The Agreements provide that the Company pay to the senior noteholders, subscribing to the Forbearance Agreement and Amendment, the interest on the senior notes which was due on June 1, 1994 which interest totalled $983,450, and the Company has paid such interest, but the Company has not paid to the senior noteholders the $2,523,000 principal payment due to such Holders on such date.


    Under the Agreements, the Holders agreed to forbear until September 30, 1994 from exercising their rights under the Loan Documents on account of certain specified defaults by the Company under the Loan Documents, including the failure to pay principal on June 1, 1994 to Holders of the senior notes. The Agreements contain a number of affirmative and negative covenants including covenants to supply designated information to the Holders and, except with the consent of the Banks and the Holders of two-thirds of the principal amount of the senior notes, not to incur additional indebtedness for borrowed money, not to sell assets nor to engage in certain other specified transactions. In addition, the Agreements provide that the Company shall continue to employ, at its own expense, its present restructuring advisor, or another restructuring advisor acceptable to the Holders, to assist the Company in the formulation of a business plan.

    The Agreements terminate if Wakefern Food Corporation modifies the terms on which it presently provides merchandise to the Company, if the Company has a negative cash flow (as defined in the Agreement) in any fiscal month during the four-month forbearance period, or if the Company suffers a pre-tax loss (calculated in accordance with the Agreement), in excess of $600,000 in any three-month period commencing with the three-month period ended July 31, 1994. The Agreements and a restated amendment to the Credit Agreement with the Company's bank creditors provide that interest under the Credit Agreements be paid monthly commencing July 1, 1994 and not quarterly or semi-annually as heretofore required under the Loan Documents.

Working Capital

    As a result of covenant violations at July 30, 1994, $28.4 million of debt due to senior lenders has been classified as a current liability thereby creating a working capital deficiency of $29.7 million.

    At July 31, 1993, the working capital deficiency was $34.5 million. Cash flows (in millions) were as follows:

                           7/30/94                 7/31/93

Operating activities...    $ 8,138                 $ 10,868
Investing activities...     (5,032)                 ( 5,935)
Financing activities...     (2,503)                 ( 6,192)
       Totals              $   603                 $( 1,259)

    Registrant continued its program to generate cash through inventory reduction which resulted in a decrease in inventory of $6.5 million from year end to July 30, 1994.

    Receivables and other current assets decreased $4.1 million since year end due in part to the sale of the New York division on October 18, 1993 and accelerated collection of receivables for manufacturers coupons.

    Accounts payable and accrued expenses decreased by $9.0 million from year end by reason of the New York sale, payments for property and equipment for the Neptune store, interest and other expense payments, payment of amounts due for workers' compensation insurance and a reduction of payables due Wakefern Food Corp.

    Registrant has no available lines of credit.

Results of Operations    (13 weeks ended 7/30/94 compared to 13 weeks ended
                          7/31/93)

Sales:

   Sales for the twenty stores in operation at July 30,1994 totaled $149.5 million, including one World Class replacement store opened 9/23/93. Sales for the twenty six stores in operation in the prior period totaled $167.7 million of which $22.8 million represented sales of the five New York stores sold 10/18/93. Total sales for twenty one stores increased 4.1% while comparable store sales were flat period to period.

  A retail clerks strike in May 1993, affecting the Registrant and three other supermarket chains, impacted Registrant's sales by approximately $9 million for the thirteen weeks ending 7/31/93.

Gross Profit:

    The current period produced a gross profit of 25.47% versus 22.92% in the prior year period. Registrant estimates the prior period strike reduced gross profit by 2.39%.

   Patronage dividends applied as a reduction of cost of sales were $1.1 million and $1.4 million respectively.

Operating Expenses:

   Current period operating expenses totaled $36.6 million or 24.29% compared to $43.0 million or 25.62%. Comparable store expenses reflect a current reduction of .45% in payroll and benefits and .25% in promotional costs.

   The prior year period included customer claims reserve of .41% and additional strike costs of .30%.

Income (loss) From Operations:

    The income for the current period versus the loss for the prior year period is primarily attributable to the severe impact of the May 1993 strike on the prior year period.

Interest expense - net:

    This cost $1.2 million in the current period versus $1.8 million in the prior year period. The impact of the reduction in debt of $15.5 million since July 31, 1993 has been partially offset by increased interest rates due to a floating rate and defaults on bank and noteholder debt.

Income Taxes:

     A 32% annualized rate has been used for the thirty nine weeks of fiscal 1994. This was the effective annual rate for fiscal 1993. The prior year period reflects a 42% rate which was the effective annual rate for fiscal 1992.



Net Income (Loss) Per Share:

    Current period net income of $384,000 has been reduced by $34,000, the preferred stock dividend, thereby resulting in earnings of $.31 per common share on 1,118,150 shares outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited condensed Consolidated Financial Statements as of July 30,
1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1993 has been taken from the audited financial statements at that date. In the opinion of the management of registrant, all adjustments (consisting only of normal recurring accruals) which registrant considers necessary for a fair presentation of the results of operation for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 30, 1993.
These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Postretirement Benefits other than Pensions

Effective October 31, 1993, the Registrant adopted Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions." The Registrant provides limited postretirement medical benefits to certain individuals under deferred compensation agreements. The Registrant's does not provide such benefits to most of its non-union workforce and benefits related to its union employees are covered by collective bargaining agreements which require monthly contributions and which are not subject to the provisions of SFAS No. 106 requiring an accrual for such benefits. SFAS No. 106 requires the Registrant to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Registrant previously expensed the costs of such benefits as incurred. The Registrant recognized the cumulative effect of this liability on the immediate recognition basis.
The cumulative effects as of January 29, 1994, of adopting SFAS No. 106 were an increase in accrued postretirement benefits and a decrease in pre tax earnings of $146,000 ($.08 per share), which have been included in the Registrant's financial statements for the fiscal quarter ended January 29, 1994. The Registrant's liability for such postretirement benefits are not funded.

The effect of SFAS No. 106 on earnings for the fiscal quarter ended July 30, 1994 was not material.

Note 3    Income Taxes
In the fiscal quarter ended January 29, 1994, the Registrant adopted statement of Financial Accounting Standards (SFAS) No. 109. "Accounting for Income Taxes", effective October 31, 1993. The effect of adopting SFAS No. 109 on the Registrant's financial statements was immaterial.

The Registrant provided a valuation allowance against all deferred tax assets recorded as of October 30, 1993. There was no change in the valuation allowance for the fiscal quarter ended July 30, 1994.




FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                    39 Weeks Ended

                                                 7/30/94       7/31/93

Sales                                          $ 459,828    $ 509,400

Cost of Sales                                    346,587      386,571

Gross profit                                     113,241      122,829

Operating expenses                               110,804      123,310

Income (loss) from operations                      2,437      (   481)

Interest - net                                     3,726        5,148

Income (loss) before taxes                        (1,289)     ( 5,629)

Income tax (benefit) provision                     (  412)     ( 2,369)

Net (loss)                                      $  (  877)   $ ( 3,260)







Net (loss) per common share                     $    (.87)   $  (2.97)


Weighted average of common
  shares outstanding                             1,118,150    1,118,150


Dividends per share                                 - 0 -        - 0 -



See accompanying notes to consolidated financial statements.