Form 10-K
period 1994-10-29
FOODARAMA SUPERMARKETS INC
filed 1995-02-23
CIK 37914

LEGEND - CONFIRMING ELECTRONIC COPY OF PAPER COPY FILED ON 2/15/95.


                                        February 13, 1995


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Gentlemen:

As previously announced, the Registrant is in the process of refinancing its $35,000,000 of institutional indebtedness pursuant to a commitment letter from NatWest Bank, N.A.. Consummation of the proposed new loan is subject to certain third party consents which it is anticipated, without any assurance, will be received in the week of February 13, 1995. The report on Form 10K contains unaudited financial statements which classify the present institutional indebtedness as a current liability. The Registrant anticipates that on consummation of the proposd refinancing, it will file audited statements for its fiscal year ended October 29, 1994, under Amendment to Form 10K on or about February 17, 1995, reflecting the new financing.

The Registrant filed Form 12b-25, Notification of Late Filing on
1/25/95. Copy enclosed.



                                        Respectfully submitted,


c:  Amex






                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number
October 29, 1994                                        1-5745

                      FOODARAMA SUPERMARKETS, INC.
         (Exact name of registrant as specified in its charter)

       New Jersey                                      21-0717108
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

      Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                (Address of principal executive offices)

Registrant's telephone number, including area code
(908) 462-4700

Securities registered pursuant to Section 12(b) of the Act


Name of each exchange on
          Title of each class                           which registered

             Common Stock                          American Stock
Exchange

    Par Value $1.00 per share

       Securities registered pursuant to Section 12(g) of the Act:

                                          NONE
                            (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  x    No

          The aggregate market value of voting stock held by non-affiliates of the registrant (deemed by registrant for this purpose to be those persons who have not filed a Schedule 13(d) or (g) under
Section 13 of the Securities Exchange Act of 1934) was approximately $4,607,594. Computation is based on the closing sales price of $10.125 per share of such stock on the American Stock Exchange on January 31, 1995.

          As of January 31, 1995, the number of shares outstanding of Registrant's Common Stock was 1,118,150.


                                 PART I


Item 1.    Business.

     The Registrant, a New Jersey corporation formed in 1958, operates a chain of twenty supermarkets licensed as Shop-Rite of which eighteen are located in Central New Jersey and two in Pennsylvania, as well as, two liquor stores and two garden centers. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads and other items, and a central baking facility which supplies its stores with bakery products.

     The Registrant has introduced the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international cheese cases, salad bars, snack bars, bulk foods and pharmacies. The Registrant has also introduced many of these features into its conventionally sized supermarkets via extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, fourteen of the Registrant's stores are "World Class", four are "Mini-World Class" and two are conventional supermarkets.
      On October 18, 1993, the Registrant sold its five New York stores located in Long Island, New York to The Grand Union Company for $16.1 million plus inventory of $2.2 million. The net sales for these five stores for the 50 weeks of fiscal 1993 during which they were owned by the Registrant were $85 million. See Management's Discussion and Analysis - Results of Operations.


















                                  I - 1


             The following table sets forth certain data relating to the Registrant's business for the period indicated:

               Stores in Operation throughout each  Period
                         (dollars in thousands)

               Number of     Sales per                           Net
Income
               Stores Open   Store Open   Total         Net      (Loss)
as
               at End of     Throughout   Sales of      Income   Percent
Period         Period (1)     Period (2)  all Stores    (Loss)   ofSales

53 weeks
ended
November
3, 1990         26           $25,889       $673,124     $1,048      .16

52 weeks
ended
November
2, 1991         27           $26,238       $695,306     $(553)     (.08)

52 weeks
ended
October
31, 1992        26           $26,501       $695,157     $712        .10

52 weeks
ended
October
30, 1993        21           $28,375       $670,180     $(1,965)  (.29)

52 weeks
ended
October
29, 1994        20           $30,025       $606,508     $(513)   (.08)


(1)         Stores in       Stores            Stores          Stores in
            Operation       Opened or         Closed or       Operation
            at beginning    Acquired          Sold Durin      at  end
            of Period       During Period     Period          of Period
1990            26               0               0                26
1991            26               1               0                27
1992            27               1               2                26
1993            26               1               6                21
1994            21               0               1                20


(2) Sales of stores open for the full fiscal year divided by number of stores open the full fiscal year.


                                   I-2




         Industry Segment and Principal Products. The Registrant is engaged in one industry segment. For the last five fiscal years, the Registrant's sales were divided approximately among the following items as follows:

                                 Products

                 Groceries       Dairy Deli-                           Liquor
                 (including       catessen,        Meats,              Stores
                 Bakery and       Frozen          Seafood               and
                 Non-Food        Food and           and                Garden
                  Items)         Appetizers       Poultry    Produce   Centers
                (-----------------------% of Total Sales---------------------)

53 weeks
ended
November
3, 1990           57.2            20.9              13.0       7.7       1.2

52 weeks
ended
November
2, 1991           58.2            20.5              12.3       7.6       1.3

52 weeks
ended
October
31, 1992          58.2            21.0              11.9       7.6       1.3

52 weeks
ended
October
30, 1993          57.7            20.9              12.0       8.0       1.4

52 weeks
ended
October
29, 1994          58.1            20.3              11.9       8.0      1.7


     The foregoing sales breakdown is not necessarily indicative of the relative portions of gross profit derived from each product category.


                                   I-3


      The Registrant has a 15% investment in Wakefern Food
Corporation
("Wakefern"), a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite Supermarkets.
Together, Wakefern and its shareholder members operate approximately 181 supermarkets. Purchases from Wakefern accounted for approximately 85% of the Registrant's total purchases during the 52 weeks ended October 29, 1994. Products bearing the ShopRite label accounted for approximately 16% of total sales for the period. Wakefern maintains warehouses in Elizabeth, Raritan and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

      Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising development program for the ShopRite label. The locations at which the Registrant may open new super-markets under the name ShopRite and the right to purchase merchandise from
Wakefern are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

     In August 1994, Wakefern increased the amount each shareholder is required to invest in Wakefern's capital stock to a maximum of $450,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern. Wakefern's By-Laws provide that no shareholder member may withdraw all or substantially all of its or a subsidiary's investments in Wakefern if such shareholder member, together with its subsidiaries, has accounted for 10% or more of merchandise purchases from Wakefern during the preceding Wakefern fiscal year, as does the Registrant, unless such shareholder member gives Wakefern at least 30 days notice thereof. Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligations to Wakefern. As of October 29, 1994, the
Registrant's investment in Wakefern was $8,426,000.   See Note 5
of Notes to Consolidated Financial Statements.
                                   I-4

     Since September 18, 1987, the Registrant has had an agreement with
Wakefern and all other shareholders of Wakefern, which provides for certain commitments and restrictions on all shareholders of Wakefern. Under the agreement, each shareholder, including the Registrant, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. If any shareholder fails to meet such purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores or any shareholder's merger with another entity. Subject to a right of first refusal granted to Wakefern, sales of certain underfacilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

     The Registrant also purchases products and items sold in the Registrant's supermarkets from a variety of sources other than Wakefern. Neither the Registrant nor, to the best of the Registrant's knowledge, Wakefern has experienced or anticipates experiencing any unique material difficulties in procuring products and items in adequate quantities.

     The supermarket business is highly competitive. The
Registrant competes directly with a number of national and regional chains, including A&P, Pathmark, Grand Union and Foodtown, as well as various local chains and numerous single-unit stores. The Registrant has also had to compete with the "club" stores which have entered its markets. These stores charge a membership fee, are non-unionized and operate larger units.

Many of the Registrant's competitors have greater financial resources and sales. As most of the Registrant's competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of the meat, produce and delicatessen departments, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The supermarket business is characterized by narrow profit margins, and accordingly, the Registrant's viability depends primarily on its ability to maintain a relatively greater sales volume and efficient operations.


                                   I-5
     The Registrant's stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and local regulations which regulate the discharge of materials into the environment or otherwise protect the environment, establish occupational safety and health standards and cover other matters. The Registrant believes its operations are in compliance with such existing regulations and is of the opinion that compliance therewith has not had and will not have any material adverse effect upon the Registrant's capital expenditures, earnings or competitive position.

     As of December 31, 1994, the registrant employed approximately 3,600 persons, of whom approximately 3,400 are covered by collective bargaining agreements. The Registrant has historically maintained favorable relations with its unionized employees; although, a strike of Retail Clerk Union Local 1262 workers occurred in May 1993 against the Registrant and three other New Jersey supermarket chains and continued for three weeks until it was satisfactorily settled.

     By virtue of the nature of supermarket operations, information concerning backlog, patents, trademarks, licenses and concessions, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.   Properties.

     The Registrant's twenty supermarkets, nineteen of which are leased, range in size from 26,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment and all have their own ample parking facilities and are located in suburban areas with the balance located in suburban shopping centers.

     The leases expire on various dates from 1995 through 2020. One lease expires September 1995 and one lease expires September 1999, neither of which contain a renewal clause. All other leases contain renewal options ranging from 5 to 25 years. Five leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. Most leases also require the registrant to pay for insurance and any increase in real estate taxes. Certain fixtures and equipment in Registrant's stores are subject to leases.

     The Registrant also is subject to an additional fourteen leases relating to locations where the Registrant no longer conducts supermarket operations; eleven of such locations have been sublet to non-affiliated persons, including the four stores sold to the Grand Union Company. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. In addition, the Registrant also is subject to a lease covering its executive and principal administrative offices containing approximately 14,000 square feet in Howell, New Jersey. The Registrant also leases 40,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns and leases meat and prepared foods processing facilities in Linden, New Jersey.

                                   I-6
An additional lease has been signed for a replacement supermarket location scheduled to open during fiscal year 1996.

Item 3.     Legal Proceedings.

     There are no material legal proceedings involving the Registrant.

Item 4.     Submission of Matters to a Vote of Security Holders.
     Not applicable.


                                 Part II


Item 5.   Market for Registrant's Common Stock and Related Security
Holder
         Matters.

     (a) The Registrant's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock
Exchange for the fiscal years ended October 30, 1993 and October
29, 1994.

     Fiscal Quarter Ended                 High                  Low

     January 30, 1993                   16 7/8                  15
     May 1, 1993                        15 3/4                  14 3/4
     July 31, 1993                      15 1/8                  14 1/2
     October 30, 1993                   15 3/8                  14 1/4
     January 29, 1994                   15 1/8                  13 3/4
     April 30, 1994                     14                      12 1/8
     July 30, 1994                      13 7/8                  10 1/2
     October 29, 1994                   12 1/4                  11

     (b) The approximate number of record holders of the Registrant's Common Stock was 700 as of January 31, 1995.

     (c) No dividends have been declared or paid with respect to the Registrant's Common Stock since October 1979. The Registrant is prohibited from paying dividends on its Common Stock unless it is current in payment of dividends on its Preferred Stock (See Management's Discussion and Analysis - Liquidity and Capital Resources). The Company has no intention of paying dividends on its Common Stock in the foreseeable future. In addition, the credit and term loan agreement among the Registrant and certain bank and institutional lenders and the terms of the Preferred Stock held by Wakefern contain limitations on the payment of cash dividends.

Item 6.   Selected Financial Data.

     The selected financial data set forth below is derived from the Registrant's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Refer to Note 1 to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Registrant's financial condition.
                                  II-1

                               Year Ended

                October 29,  October 30,  October 31,  November 2, November 3,
                  1994         1993  (2)     1992         1991         1990*
                  (Dollars in thousands, except per share amounts)

Income Statement
      data:

Sales             $ 606,508    $670,180    $695,157     $695,306     $673,124

Net (loss) income $   (513)    $(1,965)    $    712     $  (553)     $  1,048

Earnings (loss) per
common share      $ (.58)      $ (1.84)    $   .64      $ (.49)      $ .94

Cash dividends
per common share         -         -         -         -           -

Balance sheet data
(at year end):

Working capital  $ (31,875)  $ (30,613)   $ 13,169    $  16,786    $  14,053

Total assets     $ 130,821   $ 137,440    $152,493    $ 145,057    $ 146,782

Long-term debt
(excluding current
portion) (1)     $  12,228   $  13,432   $  63,519    $  68,743   $   68,562

Common share-
holders' equity  $  28,984   $  30,182   $  32,147    $  31,435    $  32,042

Book value per
common share     $   25.92    $  27.00   $   28.75    $   28.12     $  28.35

*  53 weeks

(1) Does not include $25.2 and $32.6 million of long-term debt at October 29, 1994 and October 30, 1993 respectively which is anticipated to be paid by the Registrant on or about February 15, 1995 as part of a refinancing of its debt. See Management's Discussion and Analysis of Financial Condition and Liquidity. Such long-term debt has been classified as a current liability on the Registrant's balance sheet as of those dates.

(2) The period presented includes the results of operations of the five New York stores for the 50 weeks prior to their sale on October 18, 1993.


                                  II-2
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

     The Registrant has been in default under credit agreements with its institutional lenders since July 31, 1993 and continued to be in default as of October 29, 1994. Accordingly, the Registrant has classified its debt to these lenders as a current liability of $ 25,211,000 and $32,629,000 as of October 29, 1994 and October 30, 1993 respectively.

     Standstill and Forbearance agreements effective June 1, 1994 with such lenders, expired December 31, 1994.

     The Company has failed to make all required principal and interest payments under their existing loan agreements, including principal payments of $2,523,000 on June 1, 1994 and $4,250,000 on October 31, 1994. The
Company has continued to implement programs to increase operating cash flow through inventory and expense reductions and to provide positive cash flows from investing activities through limitations on capital expenditures and the sale of certain operating and non-productive assets.

     As previously announced, the Company is in the process refinancing approximately $35,000,000 of its institutional indebtedness pursuant to a commitment letter from NatWest Bank, N.A.. Consummation of the proposed new loan is subject to certain third party consents which it is anticipated, without any assurance, will be received on or about February 17, 1995. The Registrant has a commitment from NatWest Bank, N.A. for $40 million which expires on February 16, 1995. These funds will be used to repay the present lenders' principal balance plus accrued interest plus a portion of the prepayment penalty due to the senior noteholders.

     Pursuant to the provisions of the loan agreements, the Company will be required to pay a special premium upon prepayment totaling approximately $1,270,000. Additionally, the Company will be required to pay the new lenders an initial facility fee of $1,000,000 and an annual administrative fee of $150,000. The Company expects to record a loss of approximately $500,000 in the second quarter of 1995 on the early extinguishment of debt.

     The Company's ability to continue as a going concern is dependent on its ability to successfully implement the plans and refinancing described above. However there can be no assurances that the Company will be able to continue to implement such plans and complete the closing on the new credit facility. Management of the Company believes that the credit facility will be implemented successfully and that sufficient cash flow will be generated to meet its obligations as they come due.

     On February 16, 1993, in order to partially fund capital expenditures made in fiscal 1992 and also to induce the senior lenders to amend the loan agreements as aforesaid, the Registrant sold to Wakefern Food Corporation 136,000 shares of a duly authorized Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") par value $12.50 per share, for
$1.7 million, the aggregate par value of such shares. The Preferred Stock bears a preferential cumulative dividend at the rate of 8% per annum for three years, increasing at the rate of 2% per annum each 12 months thereafter.

                                  II-3
Unpaid dividends are cumulative and compound from the date of issuance of the Preferred Stock, and no dividends may be paid on the Common Stock unless the Registrant is current in payment of dividends on the Preferred Stock.

The Preferred Stock is redeemable by the Registrant in whole or in part at any time and must be redeemed by the earlier of (i) June 8, 1999, (ii) consummation of the sale of all or substantially all of the Registrant's assets or upon entering into the first of a related series of transactions for the purpose of selling all or substantially all of the Registrant's assets, (iii) the changing of shares of the common stock of the Registrant into, or the exchange of such shares for, the securities of any other corporation, or of such shares for, the securities of any other corporation, or (iv) a "Change of Control" (as such term is defined in Article Fifth of the Registrant's Certificate of Incorporation) of its equity voting securities by way of merger, consolidation or otherwise. The Preferred Stock is convertible at any time after March 31, 1996 into shares of the common stock of the Registrant at the then market value of such shares at a conversion value of $12.50 per share of Preferred Stock but with the provision that no more than 1,381,840 shares (representing the total of the Registrant's unissued and treasury shares) may be issued on conversion of all of the Preferred Stock. The amended loan agreements provide that dividends can be paid and shares repurchased (or redeemed) only out of 25% of net income for the most recently completed fiscal year, and then only if certain financial covenants are met. As of October 29, 1994, there was no availability under these provisions. It is, however, the Registrant's
Intention to redeem the Preferred Stock prior to March 31, 1996.

     No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future.

Working Capital:

As a result of covenant violations under agreements with its senior lenders, the Registrant has classified total debt due such lenders as a current liability of $25,211,000 and $32,629,000 as of October 29, 1994 and
October 30, 1993 respectively.
Such reclassification has caused a working capital deficiency of $33,885,000 as of October 29,1994 and $30,613,000 as of October 30, 1993. At October 31, 1992, the Registrant had positive working capital of $13,169,000.

Working capital ratios were as follows:
     October 29, 1994      .6 to 1.0
     October 30, 1993      .6 to 1.0
     October 31, 1992     1.3 to 1.0

Cash flows (in millions) were as follows:

                                            1994          1993         1992
From operations..........................  $ 9.8         $ 8.5     $   14.5
Investing activities....................   $(5.7)          5.6        (10.6)
Financing activities....................   $(3.3)        (17.7)        (3.1)
     Totals                                $  .8         $(3.6)       $ 0.8

Fiscal 1994 capital expenditures totaled $5,709,000 with depreciation of $9,183,000 compared to $9,260,000 and $10,251,000 for fiscal 1993 and
$10,579,000 and $10,370,000 for fiscal 1992.
                                  II-4

In fiscal 1994 the Registrant reduced its debt by $3.3 million.

During fiscal 1993, the Registrant paid down $17.4 million of its debt to its senior lenders of which $10.5 million represented proceeds from the sale of its New York stores, and also paid $5.7 million on other debt. In fiscal 1992 $7.1 million was paid while $4 million was borrowed. The Registrant has no available lines of credit.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $606.5 million, $670.2 million and $695.2 million, respectively in fiscal 1994, 1993 and 1992. This represents a decrease of
9.5 percent in 1994 and 3.6 percent in 1993. These decreases are a result of the closing of one store in June 1994, the sale of five New York stores in October 1993 and the closing of a store in March, 1992. In addition, a strike by the New Jersey retail clerks union adversely affected fifteen of the Company's stores in May 1993. Sales for the 20 stores open during all of the last three fiscal years totaled $600.5 million, $574.4 million and $588.7 million, respectively.

                                                 Fiscal Years  Ended
                                        10/29/94      10/30/93       10/31/92
                                                     (in millions)

Stores open all periods...............   $600.5        $574.4         $588.7
Stores closed or sold.................      6.0          95.8          106.5

                                         $606.5        $670.2         $695.2

Gross Profit:

Gross profit totaled $149.9 million in fiscal 1994 compared to $159.9 million in fiscal 1993 and $176.0 million in fiscal 1992. Gross profit as a percent of sales was 24.7%, 23.9% and 25.3%, respectively, in fiscal 1994, 1993 and 1992.

Fiscal 1994 was negatively impacted by a major reduction in inventory levels and curtailment of buying programs undertaken to improve liquidity.

Fiscal 1993 was severely impacted by the New Jersey Clerks Union strike in May 1993 which changed consumer buying habits coupled with an increase in pilferage. Additionally, the delayed closing on the sale of the New York stores finalized on October 18, 1993 instead of August 31, 1993, as expected, caused a further decline in gross profit of approximately $1.5 million.


                                  II-5
                            Fiscal Years Ended

                                     10/29/94         10/30/93     10/31/92

Gross .............................$  149.9          $ 159.9     $  176.0
Gross margin......................    24.7%            23.9%         25.3%

Store Operating, General and Administrative Expenses:

Fiscal 1994 expenses totaled $145.9 million compared to $167.5 million in fiscal 1993 and $167.9 million in fiscal 1992.
                                            Fiscal Years Ended
                                            10/29/94  10/30/93  10/31/92

Sales.......................................  $606.5   $670.2     $695.2
Store Operating, General and Administrative
Expenses.                                      145.9    167.5      167.9
% of Sales .................................    24.0%    25.0%      24.2%

Fiscal 1994 includes $600,000 for a customer insurance claims reserve and $420,000 of pre-opening costs.

Non recurring items in fiscal 1993 include a reserve for future rent payments on three closed properties and the write off of equipment in closed stores totaling $900,000, a bad debt reserve and write down of joint venture operations of $600,000 and strike related costs of $500,000.

Also included in fiscal 1993, is a customer insurance claims reserve of $700,000 and pre-opening costs of $1,100,000.

In fiscal 1992, a customer insurance claims reserve was included of $600,000 and pre-opening costs totaled $400,000.

Interest Expense:

Interest expense totaled $5.2 million in fiscal 1994 compared to $6.7 million in fiscal 1993 and $7.4 million in fiscal 1992. The decrease in fiscal 1994 and 1993 resulted from an overall reduction in debt levels coupled with lower rates on the Registrant's bank credit facility. Interest income was $0.6 million in fiscal 1994 compared to $0.2 million in fiscal 1993 and $0.5 million in fiscal 1992. The current year includes $.04 million accrued on prior years' tax refunds due to the Registrant.

Income Taxes:

Fiscal 1994 resulted in a tax benefit of $0.2 million versus $0.9 million in fiscal 1993 and a tax expense of $0.5 million for fiscal 1992. See footnote 13 to financial statement for fiscal 1994 regarding unused tax credits and net operating loss carry forwards available. The Financial Board issued SFAS No. 109 (which supercedes Statement No. 96) "Accounting for Income Taxes", which required the Registrant to change its method of accounting for income taxes which was adopted in the Registrant's first quarter of fiscal 1994 and had no material effect.
                                  II-6


Net Income:

Fiscal 1994 resulted in a net loss of $513,000 or $.58 per share after a net gain of $.25 per share on real estate transactions.

Fiscal 1993 produced a net loss of $1,965,000 or $(1.84) per share compared to net income of $712,000 or $.64 per share for fiscal 1992. Shares outstanding were 1,118,150 for all three years. Per share amounts for fiscal 1994 and 1993 are after preferred dividends of $136,000 and $97,000, respectively.

The strike by the Retail Clerks Union in May 1993, affecting 15 of the Registrant's New Jersey stores, took its toll on lost sales and gross profits and added additional costs as noted in discussions above. The Registrant's two Pennsylvania stores were also adversely affected by reason of media coverage of the strike.

The Registrant sold its five store New York Division on October 18, 1993, which generated a net profit of $11,199,000 or $9.95 per share. Due to the elongated closing process, the division suffered excessive operating losses estimated at $2.7 million in the quarter ended October 30, 1993.


Item 8.     Financial Statements and Supplementary Data.

     See Consolidated Financial Statements and Schedules included in Part IV,
Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
















                                  II-7


                                Part III


Item 10.       Directors and Executive Officers of the
Registrant.

     The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Directors and Executive Officers of the Registrant" and such information is incorporated herein by reference.


Item 11.       Executive Compensation.

     The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation" and such information is incorporated herein by reference.


Item 12.       Security Ownership of Certain Beneficial Owners and Management.

     The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation
14A under introductory paragraphs and under the captions "Principal Shareholders" and "Election of Directors" and such information is incorporated herein by reference.


Item 13.       Certain  Relationships and Related Transactions.

     The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation - Certain Transactions" and such information is incorporated herein by reference.













                                  III-1
                                 Part IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

a. 1.     Audited financial statements and                  Page No.
          supplementary data


              Foodarama Supermarkets, Inc. and
                   Subsidiaries Consolidated Financial
                   Statements:

                Balance Sheets as of October 29, 1994             1-2
                   and October 30, 1993.

                Statements of Operations for each of the           3
                   fiscal years ended October 29, 1994,
                   October 30, 1993 and October 31, 1992.

                Statements of Shareholders' Equity                4
                  for each of the fiscal years ended
                  October 29, 1994, October 30, 1993
                  and October 31, 1992.

                Statements of Cash Flows for each of the           5
                  fiscal years ended October 29, 1994,
                  October 30, 1993 and October 31, 1992.

                Notes to Consolidated Financial Statements         6 to 19

a.2.    Financial Statement Schedules

               Schedule X                                          20

             Schedules other than those listed above
                have been omitted because they are not
               applicable or the required information
                 is shown in the financial statements or
                 notes thereto.

b.        Reports on Form 8-K

                     NONE



                                  IV-1



FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 29, 1994 AND October 30, 1993


ASSETS                                                1994         1993

CURRENT ASSETS:
      Cash and cash equivalents                   $ 5,542,000  $ 4,765,000
      Merchandise inventories                      29,800,000   33,983,000
      Receivables and other current assets          6,276,000    9,275,000
      Patronage dividend receivable                 3,717,000    4,648,000

         Total current assets                      45,335,000   52,671,000
      PROPERTY AND EQUIPMENT:
      Land                                          1,762,000    1,762,000
      Buildings and improvements                    2,132,000    2,132,000
      Leaseholds and leasehold improvements        33,146,000   31,732,000
      Equipment                                    50,860,000   48,042,000
      Property and equipment under capital leases  16,789,000   18,508,000

                                                  104,689,000  102,176,000

      Less accumulated depreciation and
      amortization                                 45,612,000   39,474,000

                                                   59,077,000   62,702,000

OTHER ASSETS:
      Investments in related parties                9,215,000    8,626,000
      Intangibles                                   7,508,000    8,145,000
      Other                                         9,686,000    5,296,000

                                                   26,409,000   22,067,000
                                                 $130,821,000 $137,440,000


(Continued)


See notes to consolidated financial statements.

                                   -1-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 29, 1994 AND October 30, 1993

LIABILITIES AND SHAREHOLDERS' EQUITY                  1994       1993

CURRENT LIABILITIES:
      Current portion of long-term debt           $10,830,000 $4,309,000
      Current portion of long-term debt,
      related party                                   349,000    204,000
      Long-term obligations in default classified
      as current                                   25,211,000 32,629,000
      Current portion of obligations under
      capital leases                                  813,000  1,245,000
      Current income taxes payable                    245,000    546,000
      Deferred income tax liability                 2,010,000         -
      Accounts payable:
       Related party                               20,538,000 21,286,000
       Others                                      11,005,000 12,112,000
      Accrued expenses                              8,219,000 10,953,000

         Total current liabilities                 79,220,000 83,284,000

LONG-TERM DEBT                                      2,606,000  3,587,000

LONG-TERM DEBT, RELATED PARTY                         767,000    176,000

OBLIGATIONS UNDER CAPITAL LEASES                    8,855,000  9,669,000

DEFERRED INCOME TAXES                               2,730,000  4,921,000

OTHER LONG-TERM LIABILITIES                         5,959,000  3,921,000

      Total long-term liabilities                  20,917,000 22,274,000
MANDATORY REDEEMABLE PREFERRED STOCK,
       $12.50 par; authorized 1,000,000 shares;
           issued 136,000 shares                    1,700,000  1,700,000

SHAREHOLDERS' EQUITY:
      Common stock, $1.00 par; authorized 2,500,000 shares;
       issued 1,621,627 shares                      1,622,000  1,622,000
      Capital in excess of par                      2,351,000  2,351,000
      Retained earnings                            32,318,000 32,831,000
             Minimum pension liability adjustment    (685,000)         -

                                                   35,606,000 36,804,000
      Less 503,477 shares, held in treasury,
      at cost                                       6,622,000  6,622,000

                                                   28,984,000 30,182,000

                                                 $130,821,000 137,440,000
See notes to consolidated financial statements.
                                   -2-


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER  31,1992


                                      1994          1993         1992

SALES                            $606,508,000  $670,180,000 $695,157,000

COST OF MERCHANDISE SOLD          456,634,000   510,276,000  519,193,000

  Gross profit                    149,874,000   159,904,000  175,964,000

STORE OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES           145,902,000   167,482,000  167,860,000

INCOME (LOSS) FROM OPERATIONS       3,972,000    (7,578,000)   8,104,000

OTHER (EXPENSE) INCOME:
 Gain on the sale of stores                 -    11,199,000            -

 Interest expense                  (5,217,000)   (6,698,000)  (7,368,000)
 Interest income                      551,000       219,000      492,000


                                   (4,666,000)    4,720,000   (6,876,000)

(LOSS) INCOME BEFORE TAXES           (694,000)   (2,858,000)   1,228,000

INCOME TAX BENEFIT (PROVISION)        181,000       893,000     (516,000)

NET (LOSS) INCOME                   $(513,000)  $(1,965,000)     712,000

(LOSS) INCOME PER COMMON SHARE        $ (.58)      $(1.84)        $ .64


See notes to consolidated financial statements.






                                   -3-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER  31,
1992



Year Ended                         10/29/94       10/30/93     10/31/92

Common Stock:
  Shares                           1,621,627      1,621,627    1,621,627
  Amount                          $1,622,000     $1,622,000   $1,622,000

Capital in Excess of Par          $2,351,000     $2,351,000   $2,351,000

Retained Earnings (beginning)    $32,831,000    $34,796,000  $34,084,000

Net (loss) income
   1994                             (513,000)             -            -
   1993                                    -     (1,965,000)           -
   1992                                    -              -      712,000

Retained Earnings (ending)       $32,318,000    $32,831,000  $34,796,000

Minimum Pension Liability          $(685,000)             -            -

Treasury Stock
   Shares                           (503,477)      (503,477)    (503,477)
   Amount                         $6,622,000     $6,622,000   $6,622,000


TOTALS                           $28,984,000    $30,182,000  $32,127,000















                                   -4-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER 31, 1992

                                            1994        1993       1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                       $(513,000) $(1,965,000) $  712,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                           9,183,000   10,251,000  10,370,000
  Amortization, intangibles              1,567,000    1,564,000   1,499,000
  Amortization, deferred financing costs   521,000      523,000     459,000
  Amortization, escalation rents           640,000      551,000     537,000
  Amortization, pre-opening costs          538,000      805,000     256,000
  Gain on store divest                           -  (11,199,000)          -
  Deferred income taxes                   (181,000)  (1,647,000)     16,000
  Loss on disposal of store property and equipment
      and other assets                     140,000      667,000     111,000
  Changes in assets and liabilities:
   Decrease (increase) in inventories    4,183,000    5,601,000  (2,244,000)
   Decrease (increase) in receivables    2,849,000      147,000  (1,053,000)
   (Increase) decrease in other assets  (4,947,000)     332,000  (3,638,000)
   (Increase) decrease in patronage
   dividend                                931,000     (926,000)  1,015,000
   Decrease (increase) in accounts
   payable                              (2,036,000)   5,100,000   5,804,000
   (Decrease) increase income taxes
   payable                                (301,000)      42,000     500,000
   (Decrease) increase in other
   liabilities                          (2,770,000)    (927,000)    750,000
   Other                                          -    (362,000)   (574,000)

   Net cash provided by operating
   activities                            9,804,000    8,557,000  14,520,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from the sale of property
  and equipment                             30,000           -            -
 Net proceeds from the sale of stores            -   14,827,000           -
 Purchase of property and equipment     (5,709,000)  (9,260,000)(10,579,000)
 Net cash (used in) provided by
   investing activities                 (5,679,000)   5,567,000 (10,579,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of redeemable preferred stock          -   1,700,000            -
 Proceeds from issuance of debt                  -   2,000,000    3,998,000
 Principal payments under long-term debt(2,102,000)(19,579,000)  (5,030,000)
 Principal payments under capital lease
   obligations                          (1,246,000) (1,828,000)  (2,100,000)

   Net cash used in financing activities(3,348,000)(17,707,000)  (3,132,000)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                               777,000  (3,583,000)     809,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                      4,765,000   8,348,000    7,539,000

CASH AND CASH EQUIVALENTS, END OF YEAR   5,542,000   4,765,000    8,348,000

See notes to consolidated financial statements.
                                   -5-

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        GOING CONCERN AND DEBT REFINANCING

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As shown in the financial statements,the Company incurred net losses of $513,000 and $1,965,000 in 1994 and 1993. In addition, the Company has been in default under its Credit Agreement with institutional lenders since July 31, 1993 and continued to be in default as of October 29, 1994. Accordingly, the Company has classified its debt to these lenders totaling $25,211,000 and $32,629,000, as of October 29, 1994 and October 30,
1993 respectively, as a current liability.

The Company has failed to make all required principal and interest payments under their existing loan agreements, including principal payments of $2,523,000 on June 1, 1994 and $4,250,000 on October 31, 1994. The Company
has continued to implement programs to increase operating cash flow through inventory and expense reductions and to provide positive cash flows from investing activities through limitations on capital expenditures and the sale of certain operating and non-productive assets.

The Company's ability to continue as a going concern is dependent on its ability to successfully implement the plans and refinancing described below. However there can be no assurances that the Company will be able to continue to implement such plans and complete the closing on the new credit facility. Management of the Company believes that the credit facility will be implemented successfully and that sufficient cash flow will be generated to meet its obligations as they come due.

These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and the classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On or about February 15, 1995, the Company anticipates entering into a Revolving Credit and Term Loan Agreement (" the Agreement") with a group of banks providing for a total commitment of $40,000,000, secured by substantially all of the Company's assets. The proceeds from this financing will be utilized to repay the Company's Senior notes and bank debt which at October 29, 1994 totaled $34,883,000 and provide for a working capital facility to fund future operations and expenditures, as necessary. The Company was in default under the old loan agreements at October 29, 1994 and October 30, 1993.


                                   -6-

The anticipated Agreement will consist of three Term Loans (A, B, and C) and a Revolving Note. Term Loan A is expected to approximate
$4,000,000 and bears interest at 2% over prime, to be repaid from asset sales within six months from closing. Term Loan B is expected to total $8,500,000 and bear interest at 2% over prime due within 1 year from closing. Term Loan C is expected to total $12,500,000 and bear interest at 2% over prime until Term Loans A and B are repaid, at which time interest will be reduced to 1.25% over prime. Term
Loan C is anticipated to be payable in quarterly installments commencing March 31, 1996 thru December 31, 1998. The Revolving
Note, with a total availability expected to approximate $15,000,000 will bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest will be reduced to 1% over prime. A commitment fee of 1/2 of 1 percent will be charged on the unused portion.

Pursuant to the provisions of the existing loan agreements, the Company will be required to pay a special premium upon prepayment totaling approximately $1,270,000. Additionally, the Company will be required to pay the new lenders an initial facility fee of $1,000,000 and an annual administrative fee of $150,000. The Company expects to record a write off approximately $500,000 in the second quarter of 1995 on the early extinguishment of debt.

        The Credit Agreement will contain certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios.

       2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1994, 1993 and 1992 consist of the 52 weeks ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment, the sale of retail food and non-food products.

Reclassifications - Certain reclassifications have been made to prior years' financial statements in order to conform to the current year presentation.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Merchandise Inventories - Merchandise inventories are stated at the lower of cost (first-in, first-out) or market with cost being determined under the retail method.

                                   -7-
Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful lives of between three and ten years for equipment, ten years or the lease term for leasehold and leasehold improvements, whichever is shorter and twenty years for buildings.

Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments.

Investments - The Company's investment in its principal supplier, Wakefern Food Corporation ("Wakefern"), is stated at cost (see Note 5).

Goodwill - Goodwill resulted partly from acquisitions prior to November 1, 1970 which were accounted for as purchases. To the extent that there is continuing value, the Company is not amortizing this excess cost. The balance of goodwill resulted from the acquisition of assets during fiscal 1989, and is amortized on a straight-line basis over periods from 15 to 36 years.

Management assesses the recoverability of goodwill by comparing the Company's forecast of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. Cash flows from operating results represent net income excluding depreciation and amortization expense. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flow from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the goodwill carrying value and useful life continues to be appropriate.

Favorable Operating Leases - This amount is amortized on a straight-line basis over the remaining terms of the related leases for periods from 14 to 32 years.

Covenant not to compete - This amount is amortized on a straight-line basis over the contractual life of the agreements of 6 years.

Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt on a straight-line basis.

Income Taxes - Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No 109 "Accounting for Income Taxes", which requires an asset and liability approach for accounting for income taxes. Deferred taxes have been recorded for the differences between the financial reporting and tax bases of the Company's assets and liabilities.

Preopening Costs - Costs associated with the opening of new stores are amortized over a period of twelve months commencing one month after the opening of the store.

                                   -8-
Store Closing Costs - The costs, net of amounts expected to be recovered, are expensed when a decision to close a store is made.

Supplemental Cash Flow Information - Cash payments for interest amounted to approximately $5,316,000, $6,963,000 and $7,532,000 for the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively. During the year ended October 29, 1994 and October 30, 1993, the Company paid approximately $175,000 and $600,000 in income taxes, respectively. Cash receipts from an income tax refund totaled $547,000 for the year ended
October 31, 1992.

Supplemental Disclosure of Noncash Investing and Financing Activities - Long-Term debt issued for acquisition of equipment totaled $264,000 and $997,000 for the years ended October 30, 1993 and October 31, 1992, respectively. During fiscal 1994, the Company's investment in Wakefern was increased by $960,000 and notes payable were issued to Wakefern in a like amount. In fiscal 1993 the Company's investment was reduced by $1,832,000 from the sale of six stores, offset by an increase of $133,000 for a replacement store.

3.    STORE DIVESTITURES

On February 3, 1995, the Company sold an owned location in Neptune, New Jersey which had been operated as a supermarket until September 1993. The sale provided net proceeds of $949,000 and resulted in a gain of $566,000.

On October 18, 1993, the Company sold certain assets of its five operating New York stores to the Grand Union Company for $16,100,000 plus inventory merchandise of approximately $2,200,000.

This sale provided $14,827,000 of net proceeds and resulted in a gain of $11,199,000, after deducting estimated N.Y. State Transfer Tax of $561,000 and transaction expenses of $712,000.

Concurrent with this transaction, the Company repaid approximately $10,500,000 to its senior lenders and approximately $650,000 to pay off equipment leases. Subsequent payments were also made for professional fees, severance payments and trade vendors aggregating approximately $2,300,000.

Total net sales for these five store for fiscal 1993 and 1992 were $85,000,000 (50 weeks), and $88,000,000, respectively. The Company incurred operating losses related to these stores for fiscal years 1993 and 1992 of $3,859,000 and $1,139,000, respectively.

4.    MANDATORY REDEEMABLE PREFERRED STOCK

As of February 16, 1993, the Company received $1,700,000 for the Preferred Stock issuance of 136,000 shares at $ 12.50 par value per share to Wakefern Food Corporation. These securities were issued partially to fund capital expenditures made in fiscal 1992 and to induce the senior lenders to enter into the amended loan agreements referred to in Note 7 below.
                                    -9-
Dividends on the Preferred Stock are cumulative, accrue at an annual rate of 8% for the first three years and increase by 2% per year thereafter until redeemed, and are payable when and as declared by the Company's board of directors. As of October 29, 1994, cumulative dividends on preferred shares that have not been declared are in arrears to the amount of approximately $233,000. The Preferred Stock is redeemable on June 8, 1999, and is subject to mandatory earlier redemption on the occurrence of certain events, including a change of control, as defined, in the Company.

The Preferred Stock is convertible at any time after March 31, 1996 into shares of the common stock of the Company at the then market value of such common stock at a conversion value of $12.50 per share. The maximum number of common shares which can be issued upon conversion is 1,381,850 shares (representing the sum of all of the Company's unissued and treasury shares).

The loan agreement amendments referred to in Note 7 provide that dividends can be paid and shares repurchased or redeemed only out of 25% of net income for the most recently completed fiscal year, and then only if certain financial covenants are met. Dividends can only be paid on the common stock if the Company is then current with all preferred stock dividend payments. As of October 29, 1994 there was no availability for payment of dividends.

5.    RELATED PARTY TRANSACTIONS

Wakefern Food Corporation - As required by Wakefern's by-laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at October 29, 1994 and $400,000 at October 30, 1993.
The Company also has an investment in another Company affiliated with Wakefern which was $788,000 at October 29, 1994 and October 30, 1993.

The Company has a 15% investment in Wakefern of $8,427,000 at October 29, 1994 and $7,838,000 at October 30, 1993. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officer/shareholders of the Company. As of October 29, 1994, the Company was obligated to Wakefern for $939,750 for the increase in its required investment (see Note 8 Long Term Debt Related Party).

As a shareholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of all operating profits on a pro rata basis of member purchases from each merchandising division. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise sold in the consolidated statement of operations. For fiscal 1994, 1993 and 1992, the patronage dividends were $7,345,000, $8,047,000 and $6,923,000, respectively.

                                  -10-
At October 29, 1994 and October 30, 1993, the Company has current receivables due from Wakefern for approximately $5,869,000 and $8,893,000, respectively, and noncurrent receivables of approximately $826,000 and $88,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables in the ordinary course of business which have been included in accounts receivable and other noncurrent assets.

In September 1987, the Company and all other stockholder members of Wakefern, entered into an agreement with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern through the year 2000. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of all of a stockholder's stores, merger with another entity or on the sale of an individual store. Purchases from Wakefern for all periods presented approximated 85% of total purchases.

In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

Other - The Company has receivables from related parties that include current and former shareholders, officers and real estate partnerships. Approximately $437,000 has been converted into notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates. At October 29, 1994 and October 30, 1993, $262,000 and $498,000, respectively, were included in receivables and $1,620,000 and $717,000, respectively, were included in other noncurrent assets.

6.   INTANGIBLE ASSETS

Intangible assets consist of the following:       October 29,    October 30,
                                                     1994           1993

Goodwill                                         4,298,000   $ 4,298,000
Covenant not to compete                          5,951,000     5,951,000
Favorable operating leases                       4,685,000     4,685,000
                                                14,934,000    14,934,000
Less accumulated amortization                    7,426,000     6,789,000

                                              $  7,508,000   $ 8,145,000


                                  -11-
7.    LONG-TERM DEBT

Debt consists of the following:

                                        October 29,      October 30,
                                           1994             1993

12.40% senior secured notes             $19,049,000      $19,195,000
Notes payable, banks                     15,834,000       15,957,000
Notes and mortgages payable               3,096,000        3,760,000
Notes payable, covenant not to compete      668,000        1,613,000
                                         38,647,000       40,525,000
Less current portion                     36,041,000       36,938,000

                                         $2,606,000       $3,587,000

In June 1989, the Company entered into a note purchase agreement with several institutions providing for the purchase of $31,000,000 of the Company's 12.40% senior secured notes (the "Senior Note Agreement"). These notes are secured by the capital stock of the Company's subsidiaries. The amount outstanding is payable in varying annual installments through June 1, 1999.

In March 1989, the Company entered into a long-term credit agreement with a syndicate of banks for commitments totaling $65,000,000 (Notes payable, banks) to be used for the acquisition of stores and to fund the Company's capital expansion program. The interest rate on this bank debt is .75% over prime (7.75% and 7.25% at October 29, 1994 and October 30, 1993, respectively.) The Credit Agreement provides for a staged reduction of the commitment through 1996. The bank commitment was reduced by the $31,000,000 borrowing under the Senior Note Agreement.

The Company's loan agreements contain certain affirmative and negative covenants which, among other matters require the maintenance of minimum levels of consolidated net worth, cash flows and limitations on the incurrence of additional debt and capital expenditures.

As of October 29, 1994 and October 30, 1993, the Company was and continues to be in violation of certain financial covenants of these loan agreements. Due to the covenant violations, the Company classified the entire outstanding balance under these loan agreements as a current liability which is callable by the lenders. In addition, the Company is required to pay an additional .25% of interest per annum during the period which these defaults exist. Should the senior lenders exercise their right to call this debt, management of the Company does not believe it could internally generate funds sufficient to pay the entire amount of this debt (see Note 1 Going Concern and Debt Refinancing).

Property and equipment which cost approximately $7,500,000, is pledged as collateral for certain notes and mortgages. These notes have interest rates ranging from prime to 9.53%. The due dates range from December 1995 to October 2000.

                                  -12-
On April 15, 1989, in connection with the acquisition of four supermarkets, the Company issued notes in exchange for agreements not to compete. The notes are payable in varying monthly installments through March 1996 including interest of 11% at both
October 29, 1994 and October 30, 1993, respectively.

Aggregate maturities of long-term debt are as follows:

Fiscal Year

1995                                              $36,041,000
1996                                                  843,000
1997                                                  635,000
1998                                                  679,000
1999                                                  295,000
Thereafter                                            154,000

8.   LONG-TERM DEBT, RELATED PARTY

The Company is indebted for an investment in Wakefern and a Wakefern affiliate. The debt is non-interest bearing and payable in scheduled installments over a period of up to four years.

The aggregate maturities of these notes are as follows:

Fiscal Year

1995                                                $349,000
1996                                                 348,000
1997                                                 260,000
1998                                                 159,000

9.    LONG-TERM LEASES

Capital Leases - Property and equipment under capital leases consists of:

                                        October 29,        October 30,
                                           1994               1993

Real estate                             $ 9,649,000        $ 9,649,000
Fixtures and equipment                    7,140,000          8,859,000

                                         16,789,000         18,508,000

Less accumulated amortization             9,780,000          8,984,000


                                       $  7,009,000         $9,524,000


                                  -13-
The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 29, 1994:

Fiscal Year
1995                                       $1,780,000
1996                                        1,657,000
1997                                        1,324,000
1998                                        1,239,000
1999                                        1,239,000
Thereafter                                  9,542,000

     Total minimum lease payments          16,781,000

Less amount representing interest           7,113,000

Present value of net minimum lease payments$9,668,000

Included in the above are two leases on stores, one of which is being leased from a partnership in which the Company has a 40% limited partnership interest at an annual rental of $506,000.

Description of Operating Leasing Arrangements - The Company is obligated under operating leases for rent payments expiring at various dates through 2020. Certain leases provide for the payment of additional rentals based on certain escalation clauses. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

Rental expense - Total rental expenses for all operating leases consists of:

                              Fiscal 1994        Fiscal 1993      Fiscal 1992

Land and building             $10,265,000         $9,799,000       $8,622,000
Less sublease                   1,986,000          1,188,000        1,256,000
                              $ 8,279,000         $8,611,000       $7,366,000

Operating Leases - The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 29, 1994 are as follows:

                                   Income from
Fiscal                   Land and  Noncancellable  Net Rental
Year                     Buildings  Subleases          Commitment

1995                   $ 10,001,000 $ 1,824,000         $ 8,177,000
1996                     10,191,000   1,898,000           8,293,000
1997                     10,421,000   1,832,000           8,589,000
1998                     10,103,000   1,457,000           8,646,000
1999                      9,973,000     987,000           8,986,000
Thereafter               99,980,000   1,152,000          98,828,000

                      $ 150,669,000 $ 9,150,000       $ 141,519,000

The Company is presently leasing one of its supermarkets, a garden center and liquor store, from the president and chairman of the board, at an annual aggregate rental of approximately $558,000.

10.  ACCRUED EXPENSES

Accrued expenses consists of the following:

                                   October 29,         October 30,
                                      1994                 1993

Payroll                            $3,175,000          $3,449,000
Interest                              738,000           1,327,000
Other                               4,306,000           6,177,000
                                   $8,219,000         $10,953,000

11.   EMPLOYEE BENEFIT PLANS

Defined Benefit Plans - The Company sponsors two defined benefit pension plans covering administrative personnel and members of one union. Employees covered under the administrative pension benefit plan earn benefits based upon percentages of annual compensation and may make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of October 29, 1994 and October 30, 1993 the plans held $497,000 and $407,000 in common stock of the Company.

Net pension expense consists of the following:

                                     Fiscal 1994 Fiscal 1993 Fiscal 1992

Service cost - benefits earned
 during the period                     $288,000    $306,000    $264,000
Interest cost on projected benefit
 obligation                             360,000     400,000     332,000
Actual return on plan assets            233,000    (127,000)   (380,000)
Net amortization and deferral          (425,000)   (197,000)    118,000

Net pension cost                      $ 456,000   $ 382,000   $ 334,000

The following table sets forth the two pension plan's funded status and amounts recognized in the Company's consolidated financial statements at October 29, 1994 and October 30, 1993.

Actuarial present value of benefit obligations:

                                                    1994       1993

Vested benefits obligation                     $  4,524,000 $4,417,000
Non-vested benefits obligation                       72,000    112,000

Accumulated benefit obligations                $  4,596,000 $4,529,000

Projected benefit obligations                  $(5,508,000)$(5,504,000)
Plan assets at fair value                        4,407,000   4,473,000

Projected benefit obligations in excess of
 plan assets                                    (1,101,000) (1,031,000)
Adjustment required to recognize minimum
 liability                                        (767,000)   (126,000)
Unrecognized transition asset                      (60,000)    (73,000)
Unrecognized prior service costs                    82,000      91,000
Unrecognized loss from prior experience          1,657,000   1,594,000

Accrued pension cost (prepaid)                   $(189,000)   $455,000

The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 7%. The expected long-term rates of return on plan assets ranged from 6.5% to 7%. The rates of increase in future compensation levels was 4.0%.

At October 29, 1994, the accumulated benefit obligation exceeded the fair value of the plans' assets. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 29, 1994, a liability of $767,000 is included in Other Long-Term Liabilities, an intangible asset equal to the prior service cost of $82,000 is included in Other Assets, and a charge of $685,000 is reflected as a Minimum Pension Liability Adjustment in stockholders' equity in the Consolidated Balance Sheet.

Multi-Employer Plan - Health, welfare and retirement expense was approximately $7,497,000 in fiscal 1994, $7,058,000 in fiscal 1993 and $7,514,000 in fiscal 1992 under plans covering union employees which plans are administered through the unions involved. The Company could, under certain circumstances, be obligated for unfunded vested retirement benefits of these union plans.

401(k) Savings Plan - The Company sponsors an employee 401(k) savings plan for all non-union employees. Contributions to the plan are in the form of employee salary deferrals.

Deferred Compensation Agreements - In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This new statement requires an accrual of postretirement benefits (such as health benefits) during the years an employee provides services. The Company provides certain current and former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of future compensation payments to be made over the officers anticipated period of active employment which amounted to $504,000 and $461,000 at October 29, 1994 and October 30, 1993, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements, and provide continued service availability for consulting services after retirement.

During November 1992, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" was issued. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993 and will require the accrual of cost for preretirement postemployment benefits provided to former or inactive employees and the recognition of an obligation for these benefits. The Company will adopt this statement during the first quarter of fiscal 1995. The Company is currently evaluating the effect of such adoption which is not expected to have a material effect on the Company's financial statements.

12.   STOCK OPTIONS

In April 1987, the Company's shareholders approved a stock option plan which provides for the granting of options to purchase 200,000 common shares until 1994, exercisable over a period of five years at prices not less than market value at the date of grant. At October 30, 1993, no options had been granted under this plan. At October 29, 1994, the plan terminated with no options being granted.

13.   INCOME TAXES

The income taxes (benefit) provision consists of the following:

                         Fiscal 1994         Fiscal 1993         Fiscal 1992

Federal:
     Current             $   420,000         $   354,000            $500,000
     Deferred                 -               (1,448,000)            (35,700)

State and local:
     Current                   7,500             400,000           -
     Deferred               (608,500)           (199,000)            51,700

                          $ (181,000)         $ (893,000)         $ 516,000

Deferred income taxes result primarily from temporary differences between the tax basis of assets and liabilities and their reported value in the financial statements.

During fiscal 1993 and 1992 the deferred income tax provisions results primarily from accelerated tax depreciation, differences in basis of assets sold, bad debt, leasing, accrued expenses, net operating loss carry forwards and alternative minimum tax credit carry forwards.

The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                        Fiscal      Fiscal    Fiscal
                                         1994        1993      1992

Tax (benefit) expense at the
 statutory rate                         (34.0)%    (34.0)%      34.0%
State and local income taxes (benefit),
     net of federal income tax             -           -         6.0
Goodwill amortization not deductible for
     tax purposes                         5.6        1.4         3.7

     Other                                2.3        1.4        (1.7)

Actual tax expense (benefit)            (26.1)%    (31.2)%      42.0%
                                  -17-
The components of the net deferred assets and liabilities were as of October 29, 1994 as follows:

Current deferred tax assets:

      Reserves                           $   303,000
      Other                                   19,000

                                          $  322,000

Current deferred tax liabilities:

      Dividend receivable                $(1,553,000)
      Inventories                           (523,000)
      Other                                 (256,000)

                                         $(2,332,000)

      Deferred income tax  liability     $(2,010,000)


Non-Current deferred tax assets:

     Federal loss carryforward            $1,987,000
     Alternative minimum tax credits       1,461,000
     State loss carryforward                 698,000
     Other credits                           809,000
     Contribution carryover                  479,000
     Lease obligations                     1,429,000
      Other                                1,266,000
                                           8,129,000

Non-Current deferred tax liabilities:

     Depreciation of fixed assets         $(8,328,000)
     Pension obligations                     (437,000)
     Other                                 (2,094,000)
                                          (10,859,000)

      Deferred income taxes               $(2,730,000)

At October 29, 1994, the Company has unused regular tax net operating loss carryforwards ("NOLs") of approximately $6,500,000 available to reduce future regular taxable income which expire in the years 2006 through 2008.

In the fiscal quarter ended January 29, 1994, the Registrant adopted statement of Financial Accounting Standards No. 109.
"Accounting for Income Taxes". The effect of adopting SFAS No. 109 on the Registrant's financial statements was immaterial.

14.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position.
                                  -18-
Guarantees - The Company remains contingently liable under leases assumed by third parties in the event of nonperformance by these assignees. As of October 29, 1994, the minimum annual rental under these leases amounted to approximately $900,000, expiring at various dates through 2004. The Company has not experienced and does not anticipate any material nonperformance by these assignees. The Company is the guarantor of $2,600,000 of debt of a real estate partnership.

Contingencies - The Company's general liability insurer can make premium calls up to a maximum of 45% of premiums paid for the years ended December 1, 1992 thru December 1, 1994. Such a call could be approximately $750,000. Management believes such a call is unlikely.

15.   EARNINGS (LOSS) PER SHARE

The computation of earnings per share is based on the weighted average number of common shares outstanding during each year (1,118,150 shares in 1994 and 1993) and mandatory preferred stock dividend requirements of $136,000 in fiscal 1994 and $97,000 in fiscal 1993. Fully diluted net loss per share has not been presented since the amount is antidilutive.

16.    RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets consists of the following:

                                   October 29,         October 30,
                                      1994                1993

Rent receivable                    $2,324,000          $1,467,000
Coupon receivable                   1,779,000           3,436,000
Prepaids                              757,000             569,000
Other receivable                      718,000           2,495,000
Tax refund receivable                 698,000           1,308,000
                                    6,276,000           9,275,000

17.    OTHER ASSETS

Other assets consists of the following:


                                        October 29,         October 30,
                                           1994                1993

Collateral for workers compensation     $3,698,000        $    839,000
Deferred financing costs                 1,685,000             671,000
Prepaids                                 1,322,000           1,511,000
Deposits                                   905,000           1,003,000
Other                                    2,076,000           1,272,000
                                         9,686,000           5,296,000

                                  -19-
18.   UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

Summarized quarterly information for the years ended October 29, 1994 and October 30, 1993 as follows:

                                        Thirteen Weeks Ended
                              January 29,     April 30,  July 30, October 29,
                                 1994           1994       1994     1994
                              (Dollars in thousands, except per share data)

     Sales                    $157,491       $151,546    $150,791  $146,680
     Gross profit               38,702         36,133      38,406    36,633
     Net income (loss)              40         (1,301)        384       364
     Mandatory preferred stock
        dividend requirement       (34)           (34)       (34)      (34)
     Earnings (loss) available to
       common stock                  6         (1,335)       350       330
     Earnings (loss) available per
       common share                .01          (1.19)       .31       .29

The net loss in the second quarter of fiscal 1994 was primarily attributable to the effects of an inventory reduction program under taken to improve liquidity. Sales and gross profit declines of 1.63% and .73%, respectively, were the direct results of this program.

In the forth quarter of fiscal 1994 $280,000 or $.25 per share of net income was attributable to a net gain on real estate transactions.

                                   Thirteen Weeks Ended
                         January 30,      May 1,   July 31,   October 30,
                            1993           1993      1993        1993
                         (Dollars in thousands, except per share data)

     Sales               $172,719       $169,002    $167,679    $160,780
     Gross profit          43,214         41,188      38,427      37,075
     Net income (loss)        121            290      (3,671)      1,295
     Mandatory preferred
       stock dividend
       requirement              -            (29)        (34)      (34)
     Earnings (loss) available
        to common stock         -            261      (3,705)    1,261
     Earnings (loss) available
       per common share       .11            .23       (3.31)     1.13

During the third quarter of fiscal 1993, the net loss was primarily attributable to a 22 day strike by the retail clerks union which significantly reduced sales volume and gross profit margins at fifteen store locations. In addition, the Company incurred approximately $500,000 in non recurring operating expenses for strike costs such as additional security, advertising, temporary workers, and overtime.


                                  -20-
                                  *****
                                                    Schedule X


In the fourth quarter of fiscal 1993, net income was attributable to the net gain of $11,199,000 related to the sale of the New York stores. This gain was partially offset by the lingering effects of the strike, non recurring losses for a reserve for future rent payments, the write-off of equipment related to closed store locations totaling approximately $900,000 and a bad debt reserve and write-down of investments in real estate joint ventures of approximately $600,000.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

                              Charged to Costs and Expenses

                    52 Weeks Ended 52 Weeks Ended 52 Weeks Ended
     Item           October 29, 1994    October 30, 1993    October 31, 1992

Advertising costs   $13,482,000         $15,315,000         $16,073,000






























                                  -21-


c.      Exhibits

3.    Articles of Incorporation and By-Laws

         *i. Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of New Jersey on May 15, 1970.

        *ii. Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

       *iii. Certificate of Merger filed with the Secretary of State of the State of New Jersey on March 14, 1977.

        *iv. Certificate of Merger filed with the Secretary of State of the State of New Jersey on June 23, 1978.

         *v. Certificate of Amendment to restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on May 12, 1987.

        *vi. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on February 16, 1993.

      **vii.        By-Laws of Registrant.


* Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 29, 1988 filed with the Securities and Exchange Commission on February 13, 1989.

** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992 filed with the Securities and Exchange Commission on February 19, 1993.



                                  IV-2


*viii.              By-Laws of Registrant.

   ix.              Amendments to By-Laws of Registrant adopted September 14,
                    1983.

    x. Amendment to By-Laws of Registrant adopted March 15, 1991 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18,1992.


10.               Material Contracts.

        i. The Agreement dated September 18, 1987 entered into by Wakefern Food Corporation and the Registrant is incorporated herein by reference to Exhibit A to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 19, 1987.

    ***ii. Certificate of Incorporation of Wakefern Food orporation together with amendments thereto and certificates of merger.

   ***iii.           By-laws of Wakefern Food Corporation.

       iv. Purchase Agreement, dated March 10, 1989, by and between Hilltop Supermarkets, Inc. and the Registrant is incorporated herein by reference to Exhibit (2) (I) to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 1989.

        v. Agreement, dated March 10, 1989, by and between Afta Equipment Leasing Co., an affiliate of Hilltop Supermarkets, Inc., and the Registrant is incorporated herein by reference to Exhibit (2) (I) to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 1989.

                                  1V-3




  ***vi. Agreements between the Registrant and the principals of Hilltop Supermarkets, Inc.

 ***vii. Credit Agreement, dated as of March 16, 1989, among the Registrant, each of the Banks which are a signatory thereto and The Chase Manhattan Bank (National Association).

***viii. Amendment No.1 to the Credit Agreement, dated as of June 16, 1989, among the Registrant, each of the Banks which are a signatory thereto and The Chase Manhattan Bank (National Association).

  ***ix. Note Purchase Agreements, dated as of June 1, 1989, between the Registrant and various institutional Lenders.

   ***x. Letter Agreement, dated January 25, 1990, among the Registrant, the Banks which are parties to the Credit Agreement, dated as of March 16, 1989, and each of institutional lenders who were issued senior secured notes pursuant to the several Note Agreements, dated as of June 1, 1938, between each such institutional investors and the Registrant.

  ***xi. Form of Deferred Compensation Agreement, between the Registrant and certain of its key employees.

    xii. Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

   xiii. Amendment No. 2 to the Credit Agreement, dated as of January 25, 1990, among the Registrant, each of the Banks which are a signatory thereto and The Chase Manhattan Bank (National Association) is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 3, 1990 filed with the Securities and Exchange Commission on February 20, 1991.

****xiv. Amendment No. 3 to the Credit Agreement, dated as of February 5, 1992, among the Registrant, each of the Banks which are a signatory thereto and The Chase Manhattan Bank (National Association).


                                  IV-4






     **xv. Amendment No. 4 to the Credit Agreement, Dated as of February 12, 1993, among the Registrant, each of the Banks which are a signatory thereto and The Chase
               Manhattan Bank (National Association).

   ****xv. Modification Letter to Note Purchase Agreement, dated as of June 1, 1989, between the Registrant and various
               Institutional Lenders.

 ****xvii.     Amendment Letter to Note Purchase Agreement, dated as of
               August 10, 1989, between the Registrant and various
               Institutional Lenders.

****xviii.        Modification Letter to Note Purchase Agreement, dated as of
                  February 5, 1992, between the Registrant and various
                  Institutional Lenders.

    **xix. Modification Letter to Note Purchase Agreement, dated as of February 16, 1993, between the Registrant and various Institutional Lenders.

       xx. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company.




*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
    November 2, 1991, filed with the Securities and Exchange Commission on February 18, 1992.





                                  IV-5


                                                         Exhibit 22

                          LIST OF SUBSIDIARIES
                     OF FOODARAMA SUPERMARKETS, INC.


                                                         State of
       Name of Subsidiary                              Incorporation

ShopRite of Malverne, Inc.                               New York

New Linden Price Rite, Inc.                              New Jersey

ShopRite of Reading, Inc.                                Pennsylvania
















                                  IV-6


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FOODARAMA SUPERMARKETS, INC.
                                       (Registrant)


                                     /S/  Michael Shapiro
                                               Michael Shapiro
                                          (Chief Financial Officer)


                                     /S/  Joseph C. Troilo
                                            Joseph C. Troilo
                                       (Chief Accounting Officer)

Date:  February 13, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                    Title                     Date


        /S/  Joseph J. Saker
     Joseph J. Saker           Chairman of the Board       February 13, 1995
                             of Directors and President
                           (principal executive officer)


        /S/  Arthur M. Borden
     Arthur M. Borden          Director                          February 13,
1995


        /S/  John W. Hurley
     John W. Hurley            Director                    February 13, 1995


        /S/  Richard Saker
     Richard Saker            Chief Operating Officer      February 13, 1995
                              Secretary and Director