Form 10-K/A
period 1994-10-29
FOODARAMA SUPERMARKETS INC
filed 1995-03-06
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                       AMENDMENT TO APPLICATION OR REPORT
                   Filed pursuant to Section 12,13 or 15(d) of
                       The Securities Exchange Act of 1934





                          FOODARAMA SUPERMARKETS, INC.

               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1


                    The undersigned Registrant hereby amends

    its Annual Report on Form 10-K for the fiscal year ended October 29, 1994



                                     PART I


Item 1.    Business.

     The Registrant, a New Jersey corporation formed in 1958, operates a chain of twenty supermarkets licensed as Shop-Rite, of which eighteen are located in Central New Jersey and two in Pennsylvania, as well as, two liquor stores and two garden centers. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads and other items, and a central baking facility which supplies its stores with bakery products.

     The Registrant has introduced the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international cheese cases, salad bars, snack bars, bulk foods and pharmacies. The Registrant has also introduced many of these features into its conventionally sized supermarkets via extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, fourteen of the Registrant's stores are "World Class", four are "Mini-World Class" and two are conventional supermarkets.
      On October 18, 1993, the Registrant sold its five New York stores located in Long Island, New York to The Grand Union Company for $16.1 million plus inventory of $2.2 million. The net sales for these five stores for the 50 weeks of fiscal 1993 during which they were owned by the Registrant were $85 million. See Management's Discussion and Analysis
- - Results of Operations.

             The following table sets forth certain data relating to the Registrant's business for the period indicated:

                   Stores in Operation throughout each Period
                             (dollars in thousands)

               Number of     Sales per                           Net Income
               Stores Open   Store Open   Total         Net      (Loss) as
               at End of     Throughout   Sales of      Income   Percent
Period         Period (1)     Period (2)  all Stores    (Loss)   of Sales

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


(1)         Stores in       Stores            Stores          Stores in
            Operation       Opened or         Closed or       Operation
            at beginning    Acquired          Sold During     at end
            of Period       During Period     Period          of Period
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

         Industry Segment and Principal Products. The Registrant is engaged inone industry segment. For the last five fiscal years, the Registrant's sales were divided approximately among the following items as follows:

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

      The Registrant has a 15% investment in Wakefern Food Corporation ("Wakefern"), a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite Supermarkets. Together, Wakefern and its shareholder members operate approximately 181 supermarkets. Purchases from Wakefern accounted for approximately 85% of the Registrant's total purchases during the 52 weeks ended October 29, 1994. Products bearing the ShopRite label accounted for approximately 16% of total sales for the period. Wakefern maintains warehouses in Elizabeth, Raritan and South Brunswick, New Jersey which handle a full line of groceries, meats, seafood, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

      Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising development program for the ShopRite label. The locations at which the Registrant may open new supermarkets under the name ShopRite and the right to purchase merchandise from Wakefern are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

     In August 1994, Wakefern increased the amount each shareholder is required to invest in Wakefern's capital stock to a maximum of $450,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern. Wakefern's By-laws provide that no shareholder member may withdraw all or substantially all of its or a subsidiary's investments in Wakefern if such shareholder member, together with its subsidiaries, has accounted for 10% or more of merchandise purchases from Wakefern during the preceding Wakefern fiscal year, as does the Registrant, unless such shareholder member gives Wakefern at least 30 days notice thereof. Under its By-laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligations to Wakefern. As of October 29, 1994, the Registrant's investment in Wakefern was $8,427,000. The Company also has an investment in another Company affiliated with Wakefern which was $788,000 at October 29, 1994 and October 30, 1993. See Note 5 of Notes to Consolidated Financial Statements.

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

Item 2.   Properties.

     The Registrant's twenty supermarkets, nineteen of which are leased, range in size from 26,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment and all have their own ample parking facilities and are located in suburban areas.

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

     The Registrant also is subject to an additional fourteen leases relating to locations where the Registrant no longer conducts supermarket operations; eleven of such locations have been sublet to non-affiliated persons, including four stores sold to The Grand Union Company. Although The Grand Union Company is in bankruptcy proceedings and one store has been closed, the Registrant's does not anticipate any material financial impact. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. In addition, the Registrant also is subject to a lease covering its executive and principal administrative offices containing approximately 14,000 square feet in Howell, New Jersey. The Registrant also leases 40,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns and leases meat and prepared foods processing facilities in Linden, New Jersey.


                                       I-6





An additional lease has been signed for a replacement supermarket location scheduled to open during fiscal year 1996.

Item 3.     Legal Proceedings.

     There are no material legal proceedings involving the Registrant.

Item 4.     Submission of Matters to a Vote of Security Holders.
     Not applicable.































                                       I-7


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

     (b) The approximate number of record holders of the Registrant's Common Stock was 500 as of January 31, 1995.

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
                      (Dollars in thousands, except per share amounts)

Income Statement
      data:

Sales             $ 606,508     $670,180     $695,157    $695,306     $673,124

Net (loss) income $    (513)   $ (1,965)   $      712    $   (553)    $  1,048

(Loss) Earnings per
common share     $     (.58)   $  (1.84)   $      .64    $   (.49)    $    .94

Cash dividends
per common share         -         -         -         -           -

Balance sheet data
(at year end):

Working capital
(Deficiency)      $  (8,674)  $ (30,613)(3)$   13,169    $ 16,786     $ 14,053

Total assets      $ 130,821   $ 137,440    $  152,493    $145,057     $146,782

Long-term debt
(excluding current
portion)          $  37,439   $  13,432 (1)$   63,519    $  68,743    $ 68,562
Common share-
holders' equity   $  28,984   $  30,182    $   32,147    $  31,435    $ 32,042

Book value per
common share      $   25.92   $   27.00    $    28.75    $   28.12    $  28.35

*  53 weeks

(1) Does not include $32.6 million of long-term debt at October 30, 1993 reclassified as current due to default under the old Credit Agreements. See Management's Discussion and Analysis of Financial Condition and Liquidity. Such long-term debt has been classified as a current liability on the Registrant's balance sheet as of that date.

(2) The period presented includes the results of operations of the five New York stores for the 50 weeks prior to their sale on October 18, 1993.

(3) Includes $32.6 million of long term debt at October 30, 1993 reclassified as current.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

As reported in the Registrant's press release issued on February 16, 1995, the Company's refinancing package with NatWest Bank N.A. has been successfully concluded.

The total debt facility of $38 million is comprised of $2 million due in six months, $8.5 million due in one year, $12.5 million due in quarterly installments commencing March 31, 1996 thru December 1998 and a $15 million Revolving credit note. The $2 million and $8.5 million loans are expected to be repaid from sales of assets and equipment refinancing. The financing is secured by substantially all of the Registrant's assets.

A total of $33.2 million of outstanding principal as of February 15, 1995 due the Registrant's existing lenders plus a $1.1 million prepayment penalty and accrued interest of $500,000 was paid at closing. The Registrant also paid a $925,000 facility fee to the new lenders plus a $150,000 annual administrative fee. The Registrant is also required to pay an additional facility fee of $75,000 one year after the closing.

The Registrant drew down a total of $33.1 million leaving a maximum availability of $4.9 million at closing.

The Registrant had been in default under its credit agreements with its institutional lenders since July 31, 1993 which continued through the refinancing on February 15, 1995.

As a result of the refinancing, the Registrant's financial statements as of October 29, 1994 (as amended) have reclassified this debt according to the original payment schedule whereas as of October 30, 1993, the Registrant classified the entire outstanding balance of $32,629,000 as a current liability.

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

The Preferred Stock is redeemable by the Registrant in whole or in part at any time and must be redeemed by the earlier of (i) June 8, 1999, (ii) consummation of the sale of all or substantially all of the Registrant's assets or upon entering into the first of a related series of transactions for the purpose of selling all or substantially all of the Registrant's assets, (iii) the changing of shares of the common stock of the Registrant into, or the exchange of such shares for, the securities of any other corporation, or (iv) a "Change of Control" (as such term is defined in Article Fifth of the Registrant's Certificate of Incorporation) of its equity voting securities by way of merger, consolidation or otherwise. The Preferred Stock is convertible at any time after March 31, 1996 into shares of the common stock of the Registrant at the then market value of such shares at a conversion value of $12.50 per share of Preferred Stock but with the provision that no more than 1,381,840 shares (representing the total of the Registrant's unissued and treasury shares) may be issued on conversion of all of the Preferred Stock. The amended loan agreements provide that dividends can be paid and shares repurchased (or redeemed) only out of 25% of net income for the most recently completed fiscal year, and then only if certain financial covenants are met. As of October 29, 1994, there was no availability under these provisions. It is, however, the Registrant's intention to redeem the Preferred Stock prior to March 31, 1996.

     No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future.

Working Capital:

During fiscal 1994 $2.8 million of additional collateral was advanced for worker's compensation insurance, $1.2 million was expended for financial advisory services and fiscal 1995 debt service requirements are $3.9 million greater than fiscal 1994 all causing a working capital deficiency as of October 29, 1994. The new revolving credit facility will provide the necessary future working capital.

As a result of covenant violations under agreements with its senior lenders, the Registrant has classified total debt due such lenders as a current liability of $32,629,000 as of October 30, 1993.
Such reclassification has caused a working capital deficiency of $30,613,000 as of October 30, 1993. At October 31, 1992, the Registrant had positive working capital of $13,169,000.

Working capital ratios were as follows:
     October 29, 1994      .8 to 1.0
     October 30, 1993      .6 to 1.0
     October 31, 1992     1.3 to 1.0

Cash flows (in millions) were as follows:

                                            1994          1993          1992
From operations..........................  $ 9.2         $ 8.5        $ 14.5
Investing activities....................    (5.1)          5.6         (10.6)
Financing activities....................    (3.3)        (17.7)        ( 3.1)
     Totals                               $  0.8         $(3.6)       $  0.8

Fiscal 1994 capital expenditures totaled $5,709,000 with depreciation of $9,183,000 compared to $9,260,000 and $10,251,000 respectively for fiscal 1993 and $10,579,000 and $10,370,000 respectively for fiscal 1992. In fiscal 1994 the Registrant reduced its funded debt by $3.3 million.

During fiscal 1993, the Registrant paid down $17.4 million of its debt to its senior lenders of which $10.5 million represented proceeds from the sale of its New York stores, and also paid $5.7 million on other debt. In fiscal 1992 $7.1 million was paid while $4 million was borrowed. The Registrant has no available lines of credit.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $606.5 million, $670.2 million and $695.2 million, in fiscal 1994, 1993 and 1992 respectively. This represents a decrease of 9.5 percent in 1994 and 3.6 percent in 1993. These decreases are a result of the closing of one store in June 1994, the sale of five New York stores in October 1993 and the closing of a store in March, 1992. In addition, a strike by the New Jersey retail clerks union adversely affected fifteen of the Company's stores in May 1993. Sales for the 20 stores open during all of the last three fiscal years, including replacement stores, totaled $600.5 million, $574.4 million and $588.7 million, respectively. Comparable store sales were $558.3 million, $555.6 million and $572.9 million in the respective three year periods.

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

                                      II-5
Patronage dividends applied as a reduction of the cost of merchandise sold were $7,745,000, $8,047,000 and $6,923,000 for the last three fiscal years. This translates to 1.28%, 1.20% and 1.00% of sales for the respective periods.
                                             Fiscal Years Ended
                                     10/29/94         10/30/93       10/31/92
                                                  (in millions)

Gross .............................$  149.9          $ 159.9         $ 176.0
Gross margin......................    24.7%            23.9%           25.3%

Store Operating, General and Administrative Expenses:

Fiscal 1994 expenses totaled $146.5 million compared to $167.5 million in fiscal 1993 and $167.9 million in fiscal 1992.
                                                   Fiscal Years Ended
                                                   10/29/94  10/30/93  10/31/92
                                                         (in millions)

Sales..............................................  $606.5   $670.2    $695.2
Store Operating, General and Administrative Expenses. 146.5    167.5     167.9
% of Sales ..........................................  24.2%    25.0%     24.2%

The New York division's expenses totaled $21.3 million in fiscal 1993 and $21.8 million in fiscal 1992.

Fiscal 1994 includes $420,000 of pre-opening costs.

Non recurring items in fiscal 1993 include a reserve for future rent payments on three closed properties and the write off of equipment in closed stores totaling $900,000, a bad debt reserve and write down of joint venture operations of $600,000 and strike related costs of $500,000. Also included in fiscal 1993, are pre-opening costs of $1,100,000.

In fiscal 1992, pre-opening costs totaled $400,000.

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

Income Taxes:

Fiscal 1994 resulted in a tax benefit of $0.2 million versus $0.9 million in fiscal 1993 and a tax expense of $0.5 million for fiscal 1992. See footnote 13 to financial statement for fiscal 1994 regarding unused tax credits and net operating loss carryforwards available. The Financial Accounting Standards Board issued SFAS No. 109 (which supersedes Statement No. 96) "Accounting for Income Taxes", which required the Registrant to change its method of accounting for income taxes which was adopted in the Registrant's first quarter of fiscal 1994 and had no material effect.

                                      II-6


Net Income:

Fiscal 1994 resulted in a net loss of $513,000 or $.58 per share after a net gain of $.25 per share on real estate transactions.

The Registrant sold its five store New York Division on October 18, 1993, which generated a net profit of $11,199,000 or $10.01 per share. Due to the elongated closing process, the division suffered excessive operating losses estimated at $2.7 million in the quarter ended October 30, 1993.

The strike by the Retail Clerks Union in May 1993, affecting 15 of the Registrant's New Jersey stores, took its toll on lost sales and gross profits and added additional costs as noted in discussions above. The Registrant's two Pennsylvania stores were also adversely affected by reason of media coverage of the strike.

Fiscal 1993 produced a net loss of $1,965,000 or $(1.84) per share after the gain in the sale of the NY Division compared to net income of $712,000 or $.64 per share for fiscal 1992. Shares outstanding were 1,118,150 for all three years. Per share amounts for fiscal 1994 and 1993 are after preferred dividends of $136,000 and $97,000, respectively.



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













                                      III-1
                                     Part IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. 1.     Audited financial statements and                  Page No.
          supplementary data

              Independent Auditors' Report                   1

              Foodarama Supermarkets, Inc. and
                   Subsidiaries Consolidated Financial
                   Statements:

                Balance Sheets as of October 29, 1994        2-3
                   and October 30, 1993.

                Statements of Operations for each of the     4
                   fiscal years ended October 29, 1994,
                   October 30, 1993 and October 31, 1992.

                Statements of Shareholders' Equity           5
                  for each of the fiscal years ended
                  October 29, 1994, October 30, 1993
                  and October 31, 1992.

                Statements of Cash Flows for each of the     6
                  fiscal years ended October 29, 1994,
                  October 30, 1993 and October 31, 1992.

                Notes to Consolidated Financial Statements   7 to 21

a.2.    Financial Statement Schedules


             Schedules have been omitted because they
                 are not applicable or the required information is shown in the financial statements or notes thereto.

b.        Reports on Form 8-K

                    Report filed August 16, 1994 relating to
               "Item 5, Other Events"



                                      IV-1






INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 29, 1994 and October 30, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 29, 1994 and October 30, 1993, and the results of their operations and their cash flows for each of three fiscal years in the period ended October 29, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective October 31, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

/S/ Deloitte & Touche

Parsippany, New Jersey
February 15, 1995



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

                                       -2-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 29, 1994 AND OCTOBER 30, 1993

LIABILITIES AND SHAREHOLDERS' EQUITY                    1994      1993

CURRENT LIABILITIES:
 Current portion of long-term debt                  $10,830,000   4,309,000
 Current portion of long-term debt, related party       349,000     204,000
 Long-term obligations in default classified
 as current                                                   -  32,629,000
 Current portion of obligations under
  capital leases                                        813,000   1,245,000
 Current income taxes payable                           245,000     546,000
 Deferred income tax liability                        2,010,000           -
 Accounts payable:
 Related party                                       20,538,000  21,286,000
 Others                                              11,005,000  12,112,000
 Accrued expenses                                     8,219,000  10,953,000

 Total current liabilities                           54,009,000  83,284,000

LONG-TERM DEBT                                       27,817,000   3,587,000

LONG-TERM DEBT, RELATED PARTY                           767,000     176,000
OBLIGATIONS UNDER CAPITAL LEASES                      8,855,000   9,669,000

DEFERRED INCOME TAXES                                 2,730,000   4,921,000

OTHER LONG-TERM LIABILITIES                           5,959,000   3,921,000

  Total long-term liabilities                        46,128,000  22,274,000
MANDATORY REDEEMABLE PREFERRED STOCK,
       $12.50 par; authorized 1,000,000 shares;
           issued 136,000 shares                      1,700,000   1,700,000

SHAREHOLDERS' EQUITY:
       Common stock, $1.00 par; authorized 2,500,000 shares;
       issued 1,621,627 shares                        1,622,000   1,622,000
       Capital in excess of par                       2,351,000   2,351,000
       Retained earnings                             32,318,000  32,831,000
       Minimum pension liability adjustment            (685,000)         -

                                                     35,606,000  36,804,000
      Less 503,477 shares, held in treasury, at cost  6,622,000   6,622,000

                                                     28,984,000  30,182,000

                                                   $130,821,000$137,440,000
See notes to consolidated financial statements.
                                       -3-


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER  31, 1992


                                          1994           1993           1992

SALES                                $606,508,000  $670,180,000  $695,157,000

COST OF MERCHANDISE SOLD              456,634,000   510,276,000   519,193,000

 Gross profit                         149,874,000   159,904,000   175,964,000

STORE OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES               146,451,000   167,482,000   167,860,000

INCOME (LOSS) FROM OPERATIONS           3,423,000    (7,578,000)    8,104,000

OTHER (EXPENSE) INCOME:
 Gain on the sale of stores               549,000    11,199,000             -
 Interest expense                      (5,217,000)   (6,698,000)   (7,368,000)
 Interest income                          551,000       219,000       492,000


                                       (4,117,000)    4,720,000    (6,876,000)

(LOSS) INCOME BEFORE TAXES               (694,000)   (2,858,000)    1,228,000

INCOME TAX BENEFIT (PROVISION)            181,000       893,000      (516,000)


NET (LOSS) INCOME                       $(513,000)  $(1,965,000)     $712,000

(LOSS) INCOME PER COMMON SHARE             $ (.58)      $(1.84)         $ .64

See notes to consolidated financial statements.






                                       -4-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER  31, 1992



                                     1994            1993          1992

Common Stock:
  Shares                            1,621,627      1,621,627     1,621,627
Amount                             $1,622,000     $1,622,000    $1,622,000

Capital in Excess of Par            2,351,000      2,351,000     2,351,000

Retained Earnings (beginning)      32,831,000     34,796,000    34,084,000

Net (loss) income
   1994                              (513,000)             -             -
   1993                                     -     (1,965,000)            -
   1992                                     -                      712,000

Retained Earnings (ending)         32,318,000     32,831,000    34,796,000

Minimum Pension Liability            (685,000)             -           -

Treasury Stock
   Shares                            (503,447)      (503,477)     (503,477)
   Amount                          (6,622,000)    (6,622,000)   (6,622,000)


TOTALS                            $28,984,000    $30,182,000   $32,127,000















                                       -5-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 29, 1994, OCTOBER 30, 1993 AND OCTOBER 31, 1992

                                            1994        1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                       $(513,000) $(1,965,000) $    712,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                           9,183,000   10,251,000    10,370,000
  Amortization, intangibles                637,000    1,564,000     1,499,000
  Amortization, deferred financing costs   521,000      523,000       459,000
  Amortization, escalation rents           640,000      551,000       537,000
  Amortization, other assets               538,000      805,000       256,000
Gain on store divestitures                (549,000) (11,199,000)      -
  Deferred income taxes                   (181,000)  (1,647,000)       16,000
  Loss on disposal of store property and
  equipment and other assets               140,000      667,000       111,000
  Changes in assets and liabilities:
   Decrease (increase) in inventories    4,183,000    5,601,000    (2,244,000)
   Decrease (increase) in receivables
     and other assets                    3,370,000      147,000    (1,053,000)
   (Increase) decrease in other assets  (5,468,000)     332,000    (3,638,000)
   Decrease (increase) in patronage
     dividend                              931,000     (926,000)    1,015,000
(Decrease)increase in accounts payable  (2,036,000)   5,100,000     5,804,000
(Decrease)increase income taxes payable   (301,000)      42,000       500,000
(Decrease)increase in other liabilities (1,840,000)    (927,000)      750,000
  Other                                          -     (362,000)     (574,000)
Net cash provided by operating activity  9,255,000    8,557,000    14,520,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from the sale of property
  and equipment                             30,000            -             -
 Net proceeds from the sale of stores      549,000   14,827,000             -
 Purchase of property and equipment     (5,709,000)  (9,260,000)  (10,579,000)
 Net cash (used in) provided by
   investing activities                 (5,130,000)   5,567,000   (10,579,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of redeemable preferred stock          -    1,700,000             -
 Proceeds from issuance of debt                  -    2,000,000     3,998,000
 Principal payments under long-term debt(2,102,000) (19,579,000)   (5,030,000)
 Principal payments under capital lease
   obligations                          (1,246,000)  (1,828,000)   (2,100,000)

  Net cash used in financing activities (3,348,000) (17,707,000)   (3,132,000)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                               777,000   (3,583,000)      809,000

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                 4,765,000    8,348,000     7,539,000

CASH AND CASH EQUIVALENTS, END OF YEAR  $5,542,000   $4,765,000    $8,348,000
See notes to consolidated financial statements.
                                       -6-


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        DEBT REFINANCING

On February 15, 1995, the Company entered into a Revolving Credit and Term Loan Agreement ("the Agreement") with a group of banks providing for a total commitment of $38,000,000, secured by substantially all of the Company's assets. The proceeds from this financing were utilized to repay the Company's Senior notes and bank debt which at October 29, 1994 totaled $34,883,000 and to provide for a working capital facility to fund future operations and to expenditures, as necessary. The Company was in default under the old loan agreements at October 29, 1994 and October 30, 1993.

The Agreement consist of three Term Loans (A, B, and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and is due within six months from closing. Term Loan B totals $8,500,000, bears interest at 2% over prime and is due within 1 year from closing. Term Loans A and B are expected to be repaid from asset sales or equipment refinancing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 thru December
31, 1998. The Revolving Note, with a total availability of $15,000,000 bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note.

Pursuant to the provisions of the existing loan agreements, the Company is required to pay a special premium totaling $1,100,000. Additionally, the Company is required to pay the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Company expects to record a write off of approximately $1,600,000 in the second quarter of 1995 on the early extinguishment of debt.

The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Company expects to be in compliance with such covenants through fiscal 1995.

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

Reclassifications - Certain reclassifications have been made to prior years' financial statements in order to conform to the current year presentation.
                                       -7-


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


                                          -8-
Preopening Costs - Costs associated with the opening of new stores are amortized over a period of twelve months commencing one month after the opening of the store.

Store Closing Costs - The costs of closing, net of amounts expected to be recovered, are expensed when a decision to close a store is made. Until a store is closed operating results continue to be reported.

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

Supplemental Disclosure of Noncash Investing and Financing Activities - Long-term debt issued for acquisition of equipment totaled $264,000 and $997,000 for the years ended October 30, 1993 and October 31, 1992, respectively. During fiscal 1994, the Company's investment in Wakefern was increased by $589,000 net of a receivable for $371,000 which was recorded for the closed Kingston location and notes payable were issued to Wakefern for $960,000 for the increase in the store Investment Program. In fiscal 1993 the Company's investment was reduced by $1,832,000 from the sale of six stores, offset by an increase of $133,000 for a replacement store.

3.    STORE DIVESTITURES

On September 2, 1994, the Company sold a leasehold interest in the Roxborough location, which provided net proceeds of $549,000 and resulted in a pre tax gain in a like amount.

On October 18, 1993, the Company sold certain assets of its five operating New York stores to the Grand Union Company for $16,100,000 plus inventory merchandise of approximately $2,200,000. (See Note 14 Commitments and Contingencies).

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

Total net sales for these five stores for fiscal 1993 and 1992 were $85,000,000 (50 weeks), and $88,000,000, respectively. The Company incurred operating losses related to these stores for fiscal years 1993 and 1992 of $3,813,000 and $1,218,000, respectively.

On February 3, 1995, the Company sold an owned location in Neptune, New Jersey which had been operated as a supermarket until September 1993. The sale provided net proceeds of $949,000 and resulted in a gain of $566,000 to be recorded in the second quarter of fiscal 1995.

                                       -9-

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

5.    RELATED PARTY TRANSACTIONS

Wakefern Food Corporation - As required by Wakefern's by-law's, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at October 29, 1994 and $400,000 at October 30, 1993. The Company also has an investment in another Company affiliated with Wakefern which was $788,000 at October 29, 1994 and October 30, 1993.

The Company has a 15% investment in Wakefern of $8,427,000 at October 29, 1994 and $7,838,000 at October 30, 1993. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officer/shareholders of the Company. As of October 29, 1994, the Company was obligated to Wakefern for $939,750 for the increase in its required investment (see Note 8 Long Term Debt, Related Party).



                                      -10-
As a shareholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of all operating profits on a pro rata basis of member purchases from each merchandising division. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise sold in the consolidated statement of operations. For fiscal 1994, 1993 and 1992, the patronage dividends were $7,745,000, $8,047,000 and $6,923,000, respectively.

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

In September 1987, the Company and all other stockholder members of Wakefern, entered into an agreement with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern through the year 2000. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of all of a stockholder's stores, merger with another entity or on the sale of an individual store. Purchases from Wakefern for all periods presented approximated 85% of total purchases. The Company's merchandise purchases from Wakefern approximated $350,187,000, $446,650,000 and $443,793,000 for the years ended October 29, 1994, October 30, 1993 and October 31, 1992, respectively.

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

6.   INTANGIBLE ASSETS

Intangible assets consist of the following:        October 29,     October 30,
                                                     1994            1993

Goodwill                                          $  4,298,000   $ 4,298,000
Covenant not to compete                              5,951,000     5,951,000
Favorable operating leases                           4,685,000     4,685,000
                                                    14,934,000    14,934,000
Less accumulated amortization                        7,426,000     6,789,000
                                                  $  7,508,000   $ 8,145,000
                                      -11-
7.    LONG-TERM DEBT

Debt consists of the following:

                                                  October 29,      October 30,
                                                     1994             1993

12.40% senior secured notes                       $19,049,000      $19,195,000
Notes payable, banks                               15,834,000       15,957,000
Notes and mortgages payable                         3,096,000        3,760,000
Notes payable, covenant not to compete                668,000        1,613,000
                                                   38,647,000       40,525,000
Less current portion                               10,830,000       36,938,000

                                                  $27,817,000       $3,587,000

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

As of October 29, 1994 and October 30, 1993, the Company was in violation of certain financial covenants of these loan agreements. As of February 15, 1995 these notes were fully repaid as part of a refinancing (See Note 1 Debt Refinancing). The outstanding balance at October 29, 1994 under the old loan agreements has been classified according to the original payment schedule as the Company has the ability and intent to refinance these borrowings on a long term basis.

Property and equipment which cost approximately $7,500,000, is pledged as collateral for certain notes and mortgages. These notes have interest rates ranging from prime to 9.53%. The due dates range from December 1995 to October 2000.

                                      -12-
On April 15, 1989, in connection with the acquisition of four supermarkets, the Company issued notes in exchange for agreements not to compete. The notes are payable in varying monthly installments through March 1996 including interest of 11%.

Aggregate maturities of long-term debt are as follows:

Fiscal Year

1995                                              $10,830,000
1996                                                8,235,000
1997                                               12,277,000
1998                                                3,821,000
1999                                                3,330,000
Thereafter                                            154,000

8.   LONG-TERM DEBT, RELATED PARTY

The Company is indebted for an investment in Wakefern and a Wakefern affiliate. The debt is non-interest bearing and payable in scheduled installments over a period of up to four years.

The aggregate maturities of these notes are as follows:

Fiscal Year

1995                                                $349,000
1996                                                 348,000
1997                                                 260,000
1998                                                 159,000

9.    LONG-TERM LEASES

Capital Leases - Property and equipment under capital leases consists of:

                                                October 29,     October 30,
                                                   1994            1993

Real estate                                     $ 9,649,000    $ 9,649,000
Fixtures and equipment                            7,140,000      8,859,000

                                                 16,789,000     18,508,000

Less accumulated amortization                     9,780,000      8,984,000


                                                 $7,009,000     $9,524,000


                                      -13-
The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 29, 1994:

Fiscal Year
1995                                    $1,780,000
1996                                     1,657,000
1997                                     1,324,000
1998                                     1,239,000
1999                                     1,239,000
Thereafter                               9,542,000

     Total minimum lease payments       16,781,000

Less amount representing interest        7,113,000

Present value of net minimum
 lease payments                         $9,668,000

Included in the above is a store leased from a partnership in which the Company has a 40% limited partnership interest at an annual rental of $506,000.

Description of Operating Leasing Arrangements - The Company is obligated under operating leases for rent payments expiring at various dates through 2020. Certain leases provide for the payment of additional rentals based on certain escalation clauses. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

Rental expense - Total rental expenses for all operating leases consist of:

                              Fiscal 1994        Fiscal 1993      Fiscal 1992

Land and buildings            $10,265,000        $9,799,000       $8,622,000
Less subleases                  1,986,000         1,188,000        1,256,000
                              $ 8,279,000        $8,611,000       $7,366,000

Operating Leases - The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 29, 1994 are as follows:

                                        Income from
Fiscal                   Land and       Noncancellable       Net Rental
Year                     Buildings       Subleases          Commitment

1995                   $ 10,001,000     $ 1,824,000        $  8,177,000
1996                     10,191,000       1,898,000           8,293,000
1997                     10,421,000       1,832,000           8,589,000
1998                     10,103,000       1,457,000           8,646,000
1999                      9,973,000         987,000           8,986,000
Thereafter               99,980,000       1,152,000          98,828,000

                       $150,669,000     $ 9,150,000        $141,519,000

The Company is presently leasing one of its supermarkets, a garden center and liquor store, from the president and chairman of the board, at an annual aggregate rental of approximately $558,000.

                                      -14-

10.  ACCRUED EXPENSES

Accrued expenses consists of the following:

                                   October 29,         October 30,
                                      1994                1993

Payroll & payroll related taxes    $3,386,000          $3,547,000
Insurance                           1,400,000           1,625,000
Sales, use and other taxes            869,000           1,010,000
Interest                              738,000           1,858,000
Employee Benefits                     601,000             648,000
Occupancy costs                       545,000             967,000
Real estate taxes                     322,000             305,000
Pension                               306,000             351,000
Other                                  52,000             642,000
                                   $8,219,000          $10,953,000

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

Net pension expense consists of the following:

                                    Fiscal 1994  Fiscal 1993 Fiscal 1992

Service cost - benefits earned
during the period$                      288,000    $306,000  $264,000
Interest cost on projected benefit
 obligation                             360,000     400,000   332,000
Actual return on plan assets            233,000    (127,000) (380,000)
Net amortization and deferral          (425,000)   (197,000)  118,000

Net pension cost                      $ 456,000    $382,000  $334,000

The following table sets forth the two pension plan's funded status and amounts recognized in the Company's consolidated financial statements at October 29, 1994 and October 30, 1993.

Actuarial present value of benefit obligations:

                                             1994             1993

Vested benefits obligation                $  4,524,000      $4,417,000
Non-vested benefits obligation                  72,000         112,000

Accumulated benefit obligations           $  4,596,000      $4,529,000

                                      -15-
                                              1994             1993

Projected benefit obligations              $(5,508,000)    $(5,504,000)
Plan assets at fair value                    4,407,000       4,473,000

Projected benefit obligations in excess
 of plan assets                             (1,101,000)     (1,031,000)
Adjustment required to recognize minimum
 liability                                    (767,000)       (126,000)
Unrecognized transition asset                  (60,000)        (73,000)
Unrecognized prior service costs                82,000          91,000
Unrecognized loss from prior experience      1,657,000       1,594,000

(Accrued) prepaid pension cost               $(189,000)      $ 455,000

The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 7%. The expected long-term rates of return on plan assets ranged from 6.5% to 7%. The rate of increase in future compensation levels was 4.0%.

At October 29, 1994, the accumulated benefit obligation exceeded the fair value of the plans' assets. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 29, 1994, a liability of $767,000 is included in Other Long-Term Liabilities, a prepaid pension cost of $578,000 is included in Receivables and other Current Assets and an intangible asset equal to the prior service cost of $82,000 is included in Other Assets, and a charge of $685,000 is reflected as a Minimum Pension Liability Adjustment in stockholders' equity in the Consolidated Balance Sheet.

Multi-Employer Plan - Health, welfare and retirement expense was approximately $7,497,000 in fiscal 1994, $7,058,000 in fiscal 1993 and $7,514,000 in fiscal
1992 under plans covering union employees which are administered through the unions involved. The Company could, under certain circumstances, be obligated for unfunded vested retirement benefits of these union plans.

401(k) Savings Plan - The Company sponsors an employee 401(k) savings plan for all non-union employees. Contributions to the plan are in the form of employee salary deferrals.

Deferred Compensation Agreements - In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This new statement requires an accrual of postretirement benefits (such as health benefits) during the years an employee provides services. The Company provides certain current and former officers' with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of future compensation payments to be made over the officers anticipated period of active employment which amounted to $504,000 and $461,000 at October 29, 1994 and October 30, 1993, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements, and provide continued service availability for consulting services after retirement.

                                      -16-
During November 1992, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" was issued. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993 and will require the accrual for postemployment benefits provided to former or inactive employees and the recognition of an obligation for these benefits. The Company will adopt this statement during the first quarter of fiscal 1995. The Company is currently evaluating the effect of such adoption which is not expected to have a material effect on the Company's financial statements.

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

13.   INCOME TAXES

The income taxes (benefit) provision consists of the following:

                         Fiscal 1994         Fiscal 1993         Fiscal 1992

Federal:
     Current             $   420,000         $   354,000         $500,000
     Deferred               (608,500)         (1,448,000)         (35,700)

State and local:
     Current                       -             400,000                -
     Deferred                  7,500            (199,000)          51,700

                          $ (181,000)         $ (893,000)       $ 516,000

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported value in the financial statements.

During fiscal 1993 and 1992, the deferred income tax provisions result primarily from accelerated tax depreciation, differences in basis of assets sold, bad debt, leasing, accrued expenses, net operating loss carry forwards and alternative minimum tax credit carry forwards.

The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                                    Fiscal    Fiscal  Fiscal
                                                     1994      1993   1992

Tax (benefit) expense at the statutory rate                   (34.0)% (34.0)%
34.0%
State and local income taxes (benefit),
     net of federal income tax                        -         -      6.0
Goodwill amortization not deductible for
     tax purposes                                     5.6       1.4    3.7

     Other                                            2.3       1.4   (1.7)

Actual tax expense (benefit)                        (26.1)%   (31.2)% 42.0%
                                      -17-
The components of the net deferred assets and liabilities as of October 29, 1994 were as follows:

Current deferred tax assets:

      Reserves                           $   303,000
      Other                                   19,000

                                          $  322,000

Current deferred tax liabilities:

      Dividend receivable                $(1,553,000)
      Inventories                           (523,000)
      Other                                 (256,000)

                                         $(2,332,000)

      Deferred income tax  liability     $(2,010,000)


Non-Current deferred tax assets:

     Federal loss carryforward            $1,987,000
     Alternative minimum tax credits       1,461,000
     State loss carryforward                 698,000
     Other credits                           809,000
     Contribution carryover                  479,000
     Lease obligations                     1,429,000
      Other                                1,266,000
                                           8,129,000

Non-Current deferred tax liabilities:

     Depreciation of fixed assets         $8,328,000)
     Pension obligations                    (437,000)
     Other                                (2,094,000)
                                         (10,859,000)

      Deferred income taxes          $    (2,730,000)

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

15.   EARNINGS (LOSS) PER SHARE

The computation of earnings per share is based on the weighted average number of common shares outstanding during each year (1,118,150 shares in 1994, 1993 and 1992) and mandatory preferred stock dividend requirements of $136,000 in fiscal 1994 and $97,000 in fiscal 1993. Fully diluted net loss per share has not been presented since the amount is antidilutive.

16.   RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets consists of the following:

                                        October 29,         October 30,
                                             1994              1993

Account receivable                      $2,269,000          $3,220,000
Coupon receivable                        1,779,000           3,436,000
Prepaids                                   757,000             569,000
Rent receivable                          2,324,000           1,993,000
Tax refund receivable                      698,000           1,308,000
Less allowance for uncollectable
 accounts                               (1,551,000)         (1,251,000)

                                        $6,276,000          $9,275,000

17.   OTHER ASSETS

Other assets consists of the following:


                                        October 29,         October 30,
                                           1994                1993

Collateral for worker's compensation
   insurance                            $3,698,000           $  839,000
Deferred financing costs                 1,685,000              671,000
Prepaids                                 1,322,000            1,511,000
Deposits                                   905,000            1,003,000
Other                                    2,076,000            1,272,000

                                        $9,686,000           $5,296,000


                                      -19-
18.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                         October 29,         October 30,
                                            1994                1993

      Deferred escalation rent           $3,857,000          $2,253,000
      Pension liability                     767,000                   -
      Deferred compensation                 599,000                   -
      Other                                 736,000           1,668,000
                                         $5,959,000          $3,921,000

19.   UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

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

The net loss in the second quarter of fiscal 1994 was primarily attributable to the effects of an inventory reduction program under taken to improve liquidity. Such program reduced inventory levels through price reductions and manufacturer returns through the Company's reclamation program, reducing overall gross margins. Sales and gross profit declines of 1.63% and .73%, respectively, were the direct results of this program.

In the fourth quarter of fiscal 1994 $549,000 of pre tax income was attributable to a gain on the sale of a leasehold interest.








                                      -20-
                                          Thirteen Weeks Ended
                         January 30,  May 1,   July 31,   October 30,
                            1993       1993      1993        1993
                         (Dollars in thousands, except per share data)

     Sales               $172,719  $169,002    $167,679     $160,780
     Gross profit          43,214    41,188      38,427       37,075
     Net income (loss)        121       290      (3,671)       1,295
     Mandatory preferred
       stock dividend
       requirement              -       (29)        (34)         (34)
     Earnings (loss) available
        to common stock       121       261      (3,705)       1,261
     Earnings (loss) available
       per common share       .11       .23       (3.31)        1.13

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



                                     ******




















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

        *ii.        Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

       *iii.        Certificate of Merger filed with the Secretary of State of the State of New Jersey on March 14, 1977.

        *iv.        Certificate of Merger filed with the Secretary of State of the State of New Jersey on June 23, 1978.

         *v.        Certificate of Amendment to restated Certificate of
                  Incorporation filed with the Secretary of State of the State of New Jersey on May 12, 1987.

     * *vi.         Certificate of Amendment to Restated Certificate of
                  Incorporation filed with the Secretary of State of the State of New Jersey on February 16, 1993.

     **vii.       By-Laws of Registrant.

       viii.      Amendments to By-Laws of Registrant adopted September 14,
                  1983.

         ix. Amendment to By-Laws of Registrant adopted March 15, 1991 is incorporated herein by reference to the Registrant's
                  Annual Report on Form 10-K for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18,1992.

_______________________________________________________________________________

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

  ***ii.    Certificate of Incorporation of Wakefern Food corporation
              together with amendments thereto and certificates of merger.

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

  ***ix.      Note Purchase Agreements, dated as of June 1, 1989,
             between the Registrant and various institutional Lenders.


_______________________________________________________________________________



*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

   ***x. Letter Agreement, dated January 25, 1990, among the Registrant, the Banks which are parties to the Credit Agreement, dated as of March 16, 1989, and each of institutional lenders who were issued senior secured notes pursuant to the several Note Agreements, dated as of June 1, 1989, between each such institutional investors and the Registrant.

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


_______________________________________________________________________________


****      Each of these Exhibits is incorporated herein by reference to the
      Registrant's Annual Report on Form 10-K for the year ended
      November 2, 1991, filed with the Securities and Exchange Commission on February 18, 1992.

     **xv. Amendment No. 4 to the Credit Agreement, Dated as of February 12, 1993, among the Registrant, each of the Banks which are a signatory thereto and The Chase
               Manhattan Bank (National Association).

  ****xvi. Modification Letter to Note Purchase Agreement, dated as of June 1, 1989, between the Registrant and various
                  Institutional Lenders.

 ****xvii.        Amendment Letter to Note Purchase Agreement, dated as of
                  August 10, 1989, between the Registrant and various
                  Institutional Lenders.

****xviii.        Modification Letter to Note Purchase Agreement, dated as of
                  February 5, 1992, between the Registrant and various
                  Institutional Lenders.

    **xix. Modification Letter to Note Purchase Agreement, dated as of February 16, 1993, between the Registrant and various Institutional Lenders.

  *****xx. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company.


_______________________________________________________________________________


  ***** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 30, 1993, filed with the Securities and Exchange Commission on February 24, 1994.

                                                         Exhibit 21


                              LIST OF SUBSIDIARIES
                         OF FOODARAMA SUPERMARKETS, INC.


                                                         State of
       Name of Subsidiary                              Incorporation

ShopRite of Malverne, Inc.                               New York

New Linden Price Rite, Inc.                              New Jersey

ShopRite of Reading, Inc.                                Pennsylvania




















                                      IV-6
                                        Exhibit 99

FOR IMMEDIATE RELEASE


  Freehold, N.J., February 16, 1995 -- Foodarama Supermarkets, Inc. (FSM:AMEX)

announced today that it had completed a refinancing of its outstanding institutional indebtedness. The Company reported that it had entered into a secured Revolving Credit and Term Loan Agreement with a group of banks headed by NatWest Bank N.A. for a total commitment of $38 million. Of this $38 million, $23 million is in the form of various term loans maturing $2 million in six months, $8.5 million in one year and $12.5 million payable in quarterly installments commencing March 31, 1996 thru December 31, 1998. The balance of

$15 million is represented by a Revolving Note subject to a borrowing base formula.


     The Company reported that, in order to discharge its outstanding indebtedness of $33.2 million it was obliged to pay a prepayment penalty of

$1.1 million, and that it had paid the new lenders a facility fee of

$1 million.


     The Company stated that it had adopted a limited asset redeployment program in order to meet the first two maturities of the term loans.


     Mr. Joseph J. Saker, Chairman and Chief Executive Officer of the Company,

expressed satisfaction with the refinancing and stated that he believes it restores the Company to a sound financial footing and paves the way for the

Company's return to normal operations after the difficulties of the last two years.











                                      IV-7



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

Date:  March 3, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                    Title                     Date


      /S/  Joseph J. Saker
     Joseph J. Saker           Chairman of the Board          March 3, 1995
                               of Directors and President
                               (principal executive officer)


      /S/ Arthur M. Borden
     Arthur M. Borden          Director                       March 3, 1995


      /S/  John W. Hurley
     John W. Hurley            Director                       March 3, 1995


      /S/  Richard Saker
     Richard Saker            Chief Operating Officer         March 3, 1995
                              Secretary and Director