Form 10-Q
period 1995-01-28
FOODARAMA SUPERMARKETS INC
filed 1995-03-15
CIK 37914

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C.  20549

                                     FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934






                  For the Quarterly period ended January 28, 1995

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


                                                      OUTSTANDING AT
           CLASS                                     January 28, 1995

         Common Stock                                1,118,150 shares
         $1 par value



                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Consolidated Balance Sheets
                             January 28, 1995 and October 29, 1994

                             Consolidated Statements of Operations
                             For the thirteen weeks ended
                             January 28, 1995 and January 29, 1994

                             Consolidated Statements of Cash Flows
                             for the thirteen weeks ended
                             January 28, 1995 and January 29, 1994

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets
(IN THOUSANDS)


                                              January 28,       October 29,
                                               1995                1994
                                              (Unaudited)        (Audited)
ASSETS

Current assets:
 Cash and cash equivalents                      $  4,971           $  5,542
 Merchandise inventories                          29,811             29,800
 Receivables and other current assets              5,919              6,276
 Patronage dividend receivable                       604              3,717

     Total current assets                         41,305             45,335

Property and equipment:
 Land                                              1,762              1,762
 Buildings and improvements                        2,132              2,132
 Leaseholds and leasehold improvements            33,103             33,146
 Equipment                                        49,644             50,860
 Property under capital leases                     9,649              9,649
 Equipment under capital leases                    5,592              7,140

                                                 101,882            104,689
 Less accumulated depreciation and
 amortization including $8,424, 1995
 and $9,397, 1994 relating
 to property and equipment
 under capital leases                             44,873             45,612

                                                  57,009             59,077

Other assets:
 Investments in related party                      9,215              9,215
 Intangibles                                       7,406              7,508
 Other                                            10,243              9,686
                                                  26,864             26,409

                                                $125,178           $130,821

                                                                 (continued)

See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(IN THOUSANDS EXCEPT SHARE DATA)
                                              January 28,       October 29,
                                                1995                1994
                                              (Unaudited)        (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $  10,799          $  10,830
 Current portion of long-term debt,
  related party                                     345                349
 Current portion of obligations under
  capital leases                                    776                813
 Accounts payable:
  Related party                                  19,554             20,538
  Others                                          7,531             11,005
 Accrued expenses                                 9,108              8,464
 Deferred income tax liability                    2,010              2,010

       Total current liabilities                 50,123             54,009

Long-term debt                                   26,990             27,817
Long-term debt, related party                       615                767
Obligations under capital leases                  8,599              8,855
Deferred income taxes                             2,730              2,730
Other long term liabilities                       5,605              5,959

        Total long-term liabilities              44,539             46,128

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000
 shares                                           1,700              1,700

Shareholders' equity:
  Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                         1,622               1,622
 Capital in excess of par                        2,351               2,351
 Retained earnings                              32,150              32,318
 Minimum pension liability adjustment             (685)               (685)
                                                35,483              35,606
Less 503,477 shares, held in
  treasury, at cost                              6,622               6,622
                                                28,816              28,984

                                             $ 125,178           $ 130,821

 See accompanying notes to consolidated financial statements.



FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                       13 Weeks Ended

                                               January 28,   January 29,
                                                   1995         1994

Sales                                          $ 151,748    $ 157,491

Cost of merchandise sold                         114,124      118,789

Gross profit                                      37,624       38,702

Store operating, general and
 administrative expenses                          36,316       37,400

Income from operations                             1,308        1,302

Interest - net                                     1,298        1,236

Income before taxes                                   10           66

Income tax                                             3           26

Income before cumulative effect of
 change in accounting                                  7           40

Cumulative effect of change in accounting,
 (net of taxes of $61)                             ( 175)           -

Net (loss) income                              $   ( 168)     $    40

(Loss) income per share before cumulative
 effect of change in accounting                $   ( .02)   $     .01

Cumulative effect of change in accounting,
 net of taxes                                      ( .16)           0

Net (loss)income per share                     $   ( .18)   $     .01


Weighted average number of common
  shares outstanding                           1,118,150    1,118,150


Dividends per share                               -0-           -0-

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(IN THOUSANDS)

                                            Oct.30,1994      Oct.31,1993
                                          to Jan.28,1995   to Jan.29,1994

Cash flows from operating activities:
  Net (loss) income                             $  (  168)   $     40
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    2,211       2,272
    Amortization, intangibles                         185         397
    Amortization, deferred financing costs             43         147
    Amortization, escalation rents                    148         151
    Amortization, other assets                         32         204
  Changes in assets and liabilities:
   (Increase) decrease in inventories              (   11)      1,396
    Decrease in receivables and other
     assets                                           357       2,559
   (Increase) in other assets                      (  715)    (    16)
    Decrease in patronage dividend                  3,113       3,390
   (Decrease)in accounts payable                   (4,458)    ( 3,234)
   Increase (decrease) in other liabilities           142     ( 3,367)

       Net cash provided by operating
        activities                                    879       3,939

Cash flows from investing activities:
  Purchase of property and equipment               (  143)    ( 3,225)

       Net cash used in investing
        activities                                 (  143)    ( 3,225)

Cash flows from financing activities:
  Principal payments under long-term debt          (1,014)    (   658)
  Principal payments under capital
    lease obligations                              (  293)    (   370)

       Net cash used in financing activities       (1,307)    ( 1,028)

NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                      (571)    (   314)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      5,542       4,765

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  4,971    $  4,451

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited condensed Consolidated Financial Statements as of January 28, 1995, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 29, 1994 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K/A for the year ended October 29, 1994.

The Registrant has classified its debt to institutional lenders as of January 28, 1995 and October 29, 1994 according to the payment schedules in the original loan agreements. While the Registrant was in default of these agreements, it concluded a refinancing on February 15, 1995 and repaid those lenders.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per share. The registrant previously charged these amounts to expense on a cash basis.

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

The effect of SFAS No. 106 on earnings for the fiscal quarter ended January 28, 1995 was not material.

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





































      Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

On February 15, 1995, the Company entered into a Revolving Credit and Term Loan Agreement ("the Agreement") with a group of banks providing for a total commitment of $38,000,000, secured by substantially all of the Company's assets. The proceeds from this financing were utilized to repay the Company's Senior notes and bank debt which at January 28, 1995 totaled $34,300,000 and to provide for a working capital facility to fund future operations and capital expenditures, as necessary. The Company was in default under the old loan agreements since July 31, 1993.

The Agreement consist of three Term Loans (A, B and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and is due within six months from closing. Term Loan B totals $8,500,000, bears interest at 2% over prime and is due within 1 year from closing. Term Loans A an B are expected to be repaid from asset sales or equipment refinancing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 thru December 31, 1998. The Revolving Note, with a total availability of $15,000,000 bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note.

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











Working Capital

At January 28, 1995, the Registrant had a working capital deficiency of $8,818 compared to a deficiency of $8,674 at October 29, 1994 and a deficiency of $30,644 at January 29, 1994 which was the result of reflecting $28,379 of debt in default as a current liability.

Working capital ratios were as follows:

         January 28, 1995   0.8 to 1.0
         October 29, 1994   0.8 to 1.0
         January 29, 1994   0.6 to 1.0

Cash flows (in millions) were as follows:


                          1/28/95                 1/29/94

Operating activities...    $ 0.9                   $ 3.9
Investing activities...     (0.1)                   (3.2)
Financing activities...     (1.3)                   (1.0)
       Totals              $(0.5)                  $(1.0)

At January 28, 1995, the Registrant had no available lines of credit, which condition changed on February 15, 1995 as a result of the refinancing noted above. No cash dividends have been paid on the Registrant's common stock since 1979. The Registrant is prohibited from payment of same under its loan agreement and the terms of the Preferred Stock held by Wakefern Food Corporation. No cash dividends have been paid on the Preferred Stock which was issued in February 1993.

Fiscal 1995 capital expenditures are projected at $7.6 million with depreciation of approximately $8.7 million.


Results of Operations    (13 weeks ended January 28, 1995 compared to 13
                          weeks ended January 29, 1994)

Sales:

Same store sales from the twenty stores in operation in both periods decreased 2.17% in the current year period versus the prior year period.


Gross Profit:

Gross profit on sales increased slightly to 24.8% of sales compared to 24.6% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.2 million compared to $.9 million in the prior year period.




Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 23.9% versus 23.7% in the prior year period. Although the reduction in sales in the current period contributed to the increase in percent, in dollars the current period reflects a reduction of $1.1 million.

Interest Expense:

Interest expense rose slightly to $1.319 million from $1.247 million while interest income was $21,000 compared to $11,000 for the prior period. The prime interest rate was 8 1/2% during the current period versus 6% in the prior year period which contributed to the increase in interest expense.

Income Taxes:

An income tax rate of 26% has been used in the current period based on the full fiscal 1994 year rate while a rate of 40% was used in the prior year period.

Net Income:

Net income before the cumulative effect of a change in accounting in the current period was $7,000 and after the cumulative effect of a change in accounting was a loss of $168,000, compared to $40,000 in the prior year period. (Loss)earnings per share (after preferred stock dividends of $34,000 in both periods) was $(.02) compared to $0.1 in the prior year period. Total shares outstanding were 1,118,150 in both periods.













                                   PART II


                              OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:  NONE

                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended January 28, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  March 14, 1995                      /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  March 14, 1995                      /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer