Form 10-Q/A
period 1994-07-30
FOODARAMA SUPERMARKETS INC
filed 1995-05-01
CIK 37914

SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C.  20549

                                    FORM 10-Q/A

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


                                                      OUTSTANDING AT
           CLASS                                     July 30, 1995

         Common Stock                                1,118,150 shares
         $1 par value



                          FOODARAMA SUPERMARKETS, INC.




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


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  May 1, 1995                         /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  May 1, 1995                         /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer