Form 10-Q
period 1995-04-29
FOODARAMA SUPERMARKETS INC
filed 1995-06-13
CIK 37914

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549

                                 FORM 10-Q

             Quarterly report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

               For the Quarterly period ended April 29, 1995

                      Commission file number 1-5745-1


                  FOODARAMA SUPERMARKETS, INC.
     (Exact name of registrant as specified in its charter)

           New Jersey                            21-0717108
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

                 922 Highway 33, Freehold, N.J. 07728
               (Address of principal executive offices)

                     Telephone #908-462-4700
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                                                 OUTSTANDING AT
    CLASS                                          June 9, 1995

Common Stock                                     1,118,150 shares
$1 par value



                          FOODARAMA SUPERMARKETS, INC.


     PART I.   FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Unaudited Consolidated Balance Sheets
                     April 29, 1995 and October 29, 1994

                     Unaudited Consolidated Statements of
                     Operations for the thirteen weeks ended
                     April 29, 1995 and April 30, 1994

                     Unaudited Consolidated Statements of
                     Operations for the twenty six weeks ended
                     April 29, 1995 and April 30, 1994

                     Unaudited Consolidated Statements of Cash
                     Flows      for the twenty six weeks ended
                     April 29, 1995 and April 30, 1994

                     Notes to Unaudited Consolidated Financial
                     Statements

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations


     PART II.  OTHER INFORMATION


             Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibits:

                    Exhibit (27) Financial Data Schedule

                (b) No reports on Form 8-K were filed
                     for the 13 weeks ended April 29,
                    1995

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(IN THOUSANDS)


                                              April 29,        October 29,
                                               1995                1994
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  4,639           $  5,542
 Merchandise inventories                          29,414             29,800
 Receivables and other current assets              5,052              6,276
 Patronage dividend receivable                     1,232              3,717

     Total current assets                         40,337             45,335

Property and equipment:
 Land                                              1,650              1,762
 Buildings and improvements                        1,867              2,132
 Leaseholds and leasehold improvements            33,129             33,146
 Equipment                                        49,262             50,860
 Property under capital leases                     9,649              9,649
 Equipment under capital leases                    4,511              7,140

                                                 100,068            104,689
 Less accumulated depreciation and
 amortization including $7,599, 1995
 and $9,780, 1994 related
 to property and equipment
 under capital leases                             45,153             45,612

                                                  54,915             59,077

Other assets:
 Investments in related party                      8,315              9,215
 Intangibles                                       7,205              7,508
 Other                                            11,647              9,686
                                                  27,167             26,409

                                                $122,419           $130,821

                                                                 (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 1994.

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(IN THOUSANDS EXCEPT SHARE DATA)
                                              April 29,         October 29,
                                                1995                1994
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $  13,069          $  10,830
 Current portion of long-term debt,
  related party                                     895                349
 Current portion of obligations under
  capital leases                                  1,061                813
 Accounts payable:
  Related party                                  19,960             20,538
  Others                                          7,308             11,005
 Accrued expenses                                 7,842              8,464
 Deferred income tax liability                    2,010              2,010

       Total current liabilities                 52,145             54,009

Revolving note                                   10,990
Long-term debt                                   13,827             27,817
Long-term debt, related party                         -                767
Obligations under capital leases                  8,140              8,855
Deferred income taxes                             2,730              2,730
Other long-term liabilities                       5,293              5,959

        Total long-term liabilities              40,980             46,128

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000
 shares                                           1,700              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
 2,500,000 shares; issued 1,621,627
 shares                                           1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               30,928             32,318
 Minimum pension liability adjustment              (685)              (685)
                                                 34,216             35,606
 Less 503,477 shares, held in
 treasury, at cost                                6,622              6,622
                                                 27,594             28,984

                                              $ 122,419          $ 130,821
 (1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 1994.
 See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT SHARE DATA)

                                                    13 Weeks Ended

                                               April 29,    April 30,
                                                   1995         1994

Sales                                          $ 146,266    $ 151,546

Cost of merchandise sold                         108,729      115,413

Gross profit                                      37,537       36,133

Store operating, general and
 administrative expenses                          36,130       36,782

Income (loss) from operations                      1,407       (  649)

Interest - net                                     1,210        1,268

Income (loss) before taxes and
 extraordinary item                                  197       (1,917)

Income tax provision (benefit)                        51       (  616)

Income (loss) before extraordinary item              146       (1,301)

Extraordinary item: Early extinguishment
 of debt (net of taxes of $480)                   (1,368)            0

Net loss                                       $  (1,222)   $   (1,301)

Income (loss) per common share before
 extraordinary item                            $     .10    $    (1.19)

Extraordinary item                                 (1.22)            0

Net loss per common share                      $   (1.12)   $    (1.19)

Weighted average number of common
  shares outstanding                           1,118,150     1,118,150


Dividends per common share                        -0-           -0-

See accompanying notes to consolidated financial statements.




FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT SHARE DATA)

                                                    26 Weeks Ended

                                               April 29,    April 30,
                                                   1995         1994

Sales                                          $ 298,014    $ 309,037

Cost of merchandise sold                         222,853      234,202

Gross profit                                      75,161       74,835

Store operating, general and
 administrative expenses                          72,446       74,182

Income from operations                             2,715          653

Interest - net                                     2,508        2,504

Income (loss) before taxes, extraordinary
 item and cumulative effect of change in
 accounting                                          207       (1,851)

Income tax provision (benefit)                        54       (  590)

Income (loss) before extraordinary item and
  cumulative effect of change in accounting          153       (1,261)

Extraordinary item: Early extinguishment of
  debt (net of taxes of $480)                     (1,368)            0

Cumulative effect of change in accounting
  (net of taxes of $61)                           (  175)            0

Net loss                                       $  (1,390)    $  (1,261)

                                                     (continued)
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(IN THOUSANDS - EXCEPT SHARE DATA)

                                                     26 Weeks Ended
(continued)
                                               April 29,    April 30,
                                                   1995         1994

Income (loss) per common share before
  extraordinary item and cumulative effect
  of change in accounting                      $     .08   $    (1.18)

Extraordinary item                                 (1.22)           0

Cumulative effect of change in accounting          ( .16)           0

Net loss per common share                      $   (1.30)  $    (1.18)

Weighted average number of common
  shares outstanding                           1,118,150    1,118,150


Dividends per share                               -0-           -0-



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(IN THOUSANDS)

                                            Oct.30,1994      Oct.31,1993
                                          to April 29,1995   to April 30,1994

Cash flows from operating activities:
  Net loss                                      $  (1,390)   $ (1,261)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    4,411       4,594
    Amortization, intangibles                         362         794
    Amortization, deferred financing costs            229         285
    Amortization, escalation rents                    295           0
    Amortization, other assets                         64         352
    Gain on sale of property                       (  570)          -
  Changes in assets and liabilities:
    Decrease in inventories                           386       5,602
    Decrease in receivables and other
     current assets                                 1,224       3,173
    Increase in other assets                       (1,413)    (   518)
    Decrease in patronage dividend receivable       2,485       2,576
    Decrease in accounts payable                   (4,275)    ( 4,971)
    Decrease in other liabilities                  (1,583)    ( 5,033)

       Net cash provided by operating
        activities                                    225       5,593

Cash flows from investing activities:
  Purchase of property and equipment                 (624)     (4,468)
  Net proceeds from sale of property                  945           -

       Net cash provided by (used in)
        investing activities                           321      (4,468)

Cash flows from financing activities:
  Principal payments under long-term debt         (35,987)    ( 1,100)
  Principal payments under capital
    lease obligations                                (467)       (687)
  Proceeds from issuance of debt                   35,005           0

       Net cash used in financing activities       (1,449)    ( 1,787)

NET DECREASE IN CASH AND CASH EQUIVALENTS          (  903)    (   662)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      5,542       4,765

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  4,639    $  4,103

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of April 29, 1995, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 29, 1994 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K/A for the year ended October 29, 1994.

The Registrant has classified its debt to institutional lenders as of October 29, 1994 according to the payment schedules in the original loan agreements. While the Registrant was in default of these agreements at that time, it concluded a refinancing on February 15, 1995 and repaid those lenders.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit Plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per share in the quarter ended January 29, 1995. There was no material effect on earnings, in the quarter ended April 29, 1995, from the adoption of SFAS No. 112. Prior to this change, the Registrant charged these amounts to expense on a cash basis.










       Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

On February 15, 1995, the Registrant entered into a Revolving Credit and Term Loan Agreement ("the Agreement") with a group of banks providing for a total commitment of $38,000,000, secured by substantially all of the Registrant's assets. The proceeds from this financing were utilized to repay the Registrant's Senior notes and bank debt which totaled $33,200,000. The Agreement provides a working capital facility to fund future operations and capital expenditures.

The Agreement consists of three Term Loans (A, B and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and is due August 15, 1995. Term Loan B totals $8,500,000, bears interest at 2% over prime and is due February 15, 1996. Term Loans A and B are expected to be repaid from asset sales or equipment refinancing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 through December 31, 1998. The Revolving Note, with a total availability of $15,000,000 bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note.

Pursuant to the provisions of the terminated loan agreements, the Registrant was required to pay a special premium totaling $1,100,000. Additionally, the Registrant paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Registrant has written off, in the second quarter of 1995, expenses of $1,848,000, including the special premium, related to the early extinguishment of debt.

The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios.

The new Agreement combined with an asset redeployment plan strengthens the Registrant's financial condition by reducing outstanding debt, lowering interest cost and providing working capital through the Revolving Note.

In order to repay Term Loans A and B on a timely basis, the Registrant has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of a supermarket building owned by the Registrant and located in Aberdeen, New Jersey and the financing of equipment in three operating locations in Neptune, Piscataway and Sayreville, New Jersey. Other than the sale of the two supermarkets in Pennsylvania, it is not anticipated that the Asset Redeployment Program will have any impact on the Registrant's sales, gross margins or net income. As of April 29, 1995 the aggregate outstanding balance on Term Loans A and B was $10,500,000. The Registrant anticipates that the proceeds from the sale or refinancing of assets will be sufficient to satisfy Term Loans A and B. There can be no assurance that such proceeds will be fully realized.

On May 23, 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investment in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt. $2,000,000 was used to repay Term Loan A, $3,000,000 was applied against Term Loan B, $1,200,000 of equipment leases were fully repaid, $900,000 repaid debt due to Wakefern and the balance of the proceeds was applied against accounts payable and the Revolving Note.

The Registrant's compliance with the major financial covenants under the Agreement was as follows for the twenty-six weeks ended April 29, 1995:

                                                      Actual
Financial                  Loan                      (As defined in Loan
Covenant                   Agreement                  Agreement)

Capital Expenditures       Less than $2,364,000        $   624,000
Net Worth                  Greater than $27,500,000    $30,108,000
Fixed charge coverage
 ratio                     Greater than 1.05 to 1.00   1.59 to 1.00
Total liabilities to
 net worth ratio           Less than 3.15 to 1.00      2.95 to 1.00
EBITDA                     Greater than $6,700,000     $  7,506,000

Under the terminated loan facility, the Registrant was not in compliance with interest coverage and cash flow coverage covenants since the quarter ended July 31, 1993. Additionally, the Registrant was in default of the current ratio and working capital covenants since the quarter ended October 30, 1993. The Registrant was also in violation of the net worth provision for the quarters ended July 31, 1993, April 30, 1994, July 30,1994 and October 29, 1994 and was in default of the capital expenditures covenant for the year ended October 30, 1993.

These covenant violations were primarily the result of the losses incurred in the quarter ended July 31, 1993 when the Registrant was impacted by a strike of its employees in Local 1262.

Working Capital

At April 29, 1995, the Registrant had a working capital deficiency of $11,808,000 compared to a deficiency of $8,674,000 at October 29, 1994 and a deficiency of $31,766,000 at April 30, 1994 which was the result of reflecting $28,379,000 of debt in default as a current liability.

The increase in working capital deficiency of $3,134,000 from October 29, 1994 to April 29, 1995 was the result of the refinancing on February 15, 1995. The Registrant's Senior Notes and bank debt of $34,200,000, of which $9,700,000 was current, was replaced with Term Loans and a Revolving Note for $34,000,000, of which $11,250,000 is classified as current. As part of the Asset Redeployment Program previously discussed, a portion of the debt classified as current will be repaid or replaced by long-term debt.
Working capital ratios were as follows:

         April 29, 1995     0.77 to 1.0
         October 29, 1994   0.84 to 1.0
         April 30, 1994     0.54 to 1.0

Cash flows (in millions) were as follows for the twenty-six weeks ended:


                           4/29/95                 4/30/94

Operating activities...    $ 0.2                   $ 5.6
Investing activities...      0.3                    (4.5)
Financing activities...     (1.4)                   (1.8)
       Totals              $(0.9)                  $( .7)


The Registrant had $4,010,000 of available credit, at April 29, 1995, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and debt service in fiscal 1995.

Other assets increased as a result of additional collateral required for worker's compensation insurance and financing costs associated with debt refinancing, which costs will be amortized quarterly over the term of the loan.

Depreciation and amortization totaled $5,361,000 while capital expenditures totaled $624,000, compared to $6,025,000 and $4,468,000 in the prior year.










Results of Operations    (13 weeks ended April 29, 1995 compared to 13
                          weeks ended April 30, 1994)

Sales:

Sales for the twenty stores in operation for the current quarter totaled $146.3 million. Sales for the twenty one stores in operation in the prior period totaled $151.5 million. Same store sales were down 1.98% period to period which was the result of increased competition in the Pennsylvania trading area and lower average customer transaction size. The smaller orders were caused by a mild winter in the current period compared to severe weather conditions in the prior year when customers stocked up.

Excluding sales from the two Pennsylvania stores sold on May 23, 1995, $12,327,000 for the period ended April 29, 1995 and $14,045,000 for the prior year period, same store sales would have declined .91%.

Gross Profit:

The current period produced gross profit of 25.66% versus 23.84% in the prior year period. The increase was due to a return to historical gross margin levels compared to the prior year when the Registrant used price reductions to stimulate the sell off of excess inventory.

The exclusion of results of the two Pennsylvania stores would not have had any material impact on gross profit percentages when comparing current period to prior year period.

Operating Expenses:

Selling general and administrative expenses totaled 24.70% of sales during this quarter compared to 24.27% in the prior year period. Current period expenses were reduced by $570,000 resulting from a gain on the sale of a vacant property.

The increase in the percentage of operating expenses was due to the decline in same store sales and increases in certain expense categories. Payroll and fringe benefits increased by .35% while advertising rose by .05% and supply costs increased by .24%.

Interest Expense:

Current period costs were $1,210,000 (.83% of sales)compared to $1,268,000 (.85% of sales) in the prior year period. Total debt decreased by $2,050,000 since April 30, 1994 while interest rates have increased on floating rate debt.





Income Taxes:

Taxes have been computed at 26% of the current period pre tax income and extraordinary item based on the full fiscal 1994 effective rate, versus a rate of 32% used to calculate the benefit in the prior year period.

Net Income (loss):

Net income of $146,000 was realized for the current quarter before an extraordinary charge, net of taxes, of $1,368,000, versus a net loss of $1,301,000 in the prior year period. The extraordinary item was the result of a write off of costs related to the early termination of debt. The current quarter includes an after tax gain of $422,000 on the sale of property. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $3,579,000 as compared to $2,205,000 in the prior year period.

Excluding operating losses from the sold Pennsylvania stores, income before the extraordinary item would have been $646,000 or $.58 per share for the thirteen weeks ended April 29, 1995 and a loss of $968,000 or $.87 per share in the prior year period.

Net income per common share, before extraordinary item, of $.10 is based on 1,118,150 shares outstanding after a provision of $34,000 for preferred stock dividends. In the prior year period, the net loss per common share was $(1.19) based on 1,118,150 shares after a provision for preferred stock dividends of $34,000.


(26 weeks ended April 29, 1995 compared to 26 weeks ended April 30, 1994)


Sales:

For the twenty six weeks ended April 29, 1995 sales totaled $298,014,000 compared to $309,037,000 in the prior year period. Twenty stores were operating in the current period versus twenty one previously. Same store sales were down 2.1% in the current period. Sales in the current period were impacted by the conditions previously discussed.

Excluding sales from the Pennsyvania supermarkets, $26,219,000 for the twenty six weeks ended April 29, 1995 and $28,911,000 for the prior year period, same store sales would have decreased 1.31%.

Gross Profit:

The twenty six weeks ended April 29, 1995 generated gross profit of 25.22% compared to 24.21% in the comparable prior year period. As previously discussed, an inventory reduction program in the prior year affected those results. Excluding the results of the Pennsyvania stores would not have had any material impact on the gross profit percentages for both the current and prior year twenty six week periods.


Operating Expenses:

Selling general and administrative expenses were 24.31% after a gain on the sale of a property of .19% for the current twenty six weeks compared to 23.98% in the prior year period. The increase was caused by the decrease in sales and an increase in payroll and fringe benefits costs of .21% and supply costs of .20% period to period.

Interest expense:

For the twenty six weeks ended April 29, 1995 and April 30, 1994 interest expense totaled $2,508,000 and $2,504,000, respectively, representing .84% and .81% of sales.

Income taxes:

Taxes were computed at a 26% rate currently and 32% in the prior year. These rates were based on the effective tax rates for fiscal 1994 and 1993, respectively.

Net income (Loss):

Income, before extraordinary item and cumulative effect of change in accounting, of $153,000 or $.08 per share was realized for the current twenty six weeks. These amounts include an after tax gain of $422,000 or $.38 per share on the sale of a closed supermarket building. In the prior year period the Registrant incurred a loss of $1,261,000.

After a post tax extraordinary charge of $1,368,000 or $1.22 per share and a post tax charge of $175,000 or $.16 per share for a change in accounting for postemployment benefits, the Registrant reported a net loss of $1,390,000 or $1.30 per share versus a net loss of $1,261,000 or $1.18 per share in the prior year period. There were 1,118,150 shares outstanding in both periods. Preferred stock dividends of $68,000 were used to compute per share earnings in both periods. EBITDA for the twenty six weeks ended April 29, 1995 were $7,506,000 compared to $6,678,000 in the prior year period.

Excluding operating losses from the two Pennsylvania stores sold on May 23, 1995, income before the extraordinary item and the change in accounting would have been $1,076,000 or $.96 a share for the twenty six week period ended April 29, 1995 and a loss of $736,000 or $.66 a share in the comparable period in the prior year.

                                   PART II


                              OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:
                        Exhibit (27) - Financial Data Schedule

                 (b)  NONE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  June 13, 1995                       /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  June 13, 1995                       /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer