Form 10-Q
period 1995-07-29
FOODARAMA SUPERMARKETS INC
filed 1995-09-12
CIK 37914

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C.  20549

                                 FORM 10-Q

             Quarterly report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

               For the Quarterly period ended July 29, 1995

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


                                                OUTSTANDING AT
    CLASS                                        September 8,1995


Common Stock                                     1,118,150 shares
$1 par value



                          FOODARAMA SUPERMARKETS, INC.


     PART I.   FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Unaudited Consolidated Balance Sheets
                     July 29, 1995 and October 29, 1994

                     Unaudited Consolidated Statements of
                     Operations for the thirteen weeks ended
                     July 29, 1995 and July 30, 1994

                     Unaudited Consolidated Statements of
                     Operations for the thirty-nine weeks ended
                     July 29, 1995 and July 30, 1994

                     Unaudited Consolidated Statements of Cash
                     Flows      for the thirty-nine weeks ended
                     July 29, 1995 and July 30, 1994

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


     PART II.  OTHER INFORMATION


             Item 6. Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)


                                              July 29,         October 29,
                                               1995                1994
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  4,570           $  5,542
 Merchandise inventories                          26,406             29,800
 Receivables and other current assets              4,415              6,276
 Patronage dividend receivable                     1,898              3,717

     Total current assets                         37,289             45,335

Property and equipment:
 Land                                              1,650              1,762
 Buildings and improvements                        1,867              2,132
 Leaseholds and leasehold improvements            30,249             33,146
 Equipment                                        45,711             50,860
 Property under capital leases                     9,649              9,649
 Equipment under capital leases                      622              7,140

                                                  89,748            104,689
 Less accumulated depreciation and
 amortization including $4,580, 1995
 and $9,780, 1994 related
 to property and equipment
 under capital leases                             41,322             45,612

                                                  48,426             59,077

Other assets:
 Investments in related party                      8,315              9,215
 Intangibles                                       6,182              7,508
 Other                                            10,717              9,686
                                                  25,214             26,409

                                                $110,929           $130,821

                                                                 (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 1994.

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                              July 29,          October 29,
                                                1995                1994
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   7,963          $  10,830
 Current portion of long-term debt,
  related party                                      86                349
 Current portion of obligations under
  capital leases                                    292                813
 Accounts payable:
  Related party                                  22,354             20,538
  Others                                          4,352             11,005
 Accrued expenses                                10,189              8,464
 Deferred income tax liability                    2,010              2,010

       Total current liabilities                 47,246             54,009

Revolving note                                    5,630                 -
Long-term debt                                   12,933             27,817
Long-term debt, related party                         -                767
Obligations under capital leases                  8,064              8,855
Deferred income taxes                             2,730              2,730
Other long-term liabilities                       4,487              5,959

       Total long-term liabilities               33,844             46,128

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000
 shares                                           1,700              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
 2,500,000 shares; issued 1,621,627
 shares                                           1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               31,473             32,318
 Minimum pension liability adjustment              (685)              (685)
                                                 34,761             35,606
 Less 503,477 shares, held in
 treasury, at cost                                6,622              6,622
                                                 28,139             28,984

                                              $ 110,929          $ 130,821
 (1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 1994.
 See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                    13 Weeks Ended

                                               July 29,     July 30,
                                                   1995         1994

Sales                                          $ 145,891    $ 150,791

Cost of merchandise sold                         108,500      112,385

Gross profit                                      37,391       38,406

Store operating, general and
 administrative expenses                          35,844       36,622

Income from operations                             1,547        1,784

Interest - net                                       810        1,222

Income before taxes                                  737          562

Income tax provision                                 192          178

Net income                                     $     545    $     384


Net income per common share                    $     .45    $      .31

Weighted average number of common
  shares outstanding                           1,118,150     1,118,150


Dividends per common share                        -0-           -0-


See accompanying notes to consolidated financial statements.














FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                    39 Weeks Ended

                                               July 29,     July 30,
                                                   1995         1994

Sales                                          $ 443,905    $ 459,828

Cost of merchandise sold                         331,353      346,587

Gross profit                                     112,552      113,241

Store operating, general and
 administrative expenses                         108,290      110,804

Income from operations                             4,262        2,437

Interest - net                                     3,318        3,726

Income (loss) before taxes, extraordinary
 item and cumulative effect of change in
 accounting                                          944       (1,289)

Income tax provision (benefit)                       246       (  412)

Income (loss) before extraordinary item and
  cumulative effect of change in accounting          698       (  877)

Extraordinary item: Early extinguishment of
  debt (net of taxes of $480)                     (1,368)           0

Cumulative effect of change in accounting
  (net of taxes of $61)                           (  175)           0

Net loss                                       $  (  845)    $  (  877)

                                                     (continued)
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                     39 Weeks Ended
(continued)
                                               July 29,     July 30,
                                                   1995         1994

Income (loss) per common share before
  extraordinary item and cumulative effect
  of change in accounting                     $     .53   $    ( .87)

Extraordinary item:
 Early extinguishment of debt                     (1.22)           0

Cumulative effect of change in accounting         ( .16)           0

Net loss per common share                     $   ( .85)   $   ( .87)

Weighted average number of common
  shares outstanding                           1,118,150    1,118,150

Dividends per common share                        -0-          -0-



See accompanying notes to consolidated financial statements.























FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)

                                            Oct.30,1994      Oct.31,1993
                                          to July 29,1995   to July 30,1994

Cash flows from operating activities:
  Net loss                                      $  (  845)   $ (  877)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    6,489       6,898
    Amortization, intangibles                       1,392       1,280
    Amortization, deferred financing costs            637         403
    Amortization, escalation rents                    430         471
    Amortization, other assets                         96         351
    Gain on sale of property                      (   468)          -
  Changes in assets and liabilities:
    Decrease in inventories                         3,394       6,535
    Decrease in receivables and other
     current assets                                 1,861       4,084
    Increase in other assets                      (   931)    ( 2,012)
    Decrease in patronage dividend receivable       1,819       2,714
    Decrease in accounts payable                  ( 4,837)    ( 5,964)
    Increase (decrease)in other liabilities           683     ( 5,745)

       Net cash provided by operating
        activities                                  9,720       8,138

Cash flows from investing activities:
  Purchase of property and equipment                 (993)     (5,032)
  Net proceeds from sale of property                4,764           -

       Net cash provided by (used in)
        investing activities                        3,771      (5,032)

Cash flows from financing activities:
  Principal payments under long-term debt         (48,156)    ( 1,536)
  Principal payments under capital
    lease obligations                             ( 1,312)       (967)
  Proceeds from issuance of debt                   35,005           0

       Net cash used in financing activities      (14,463)    ( 2,503)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                (   972)        603

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      5,542       4,765

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  4,570    $  5,368

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of July 29, 1995, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 29, 1994 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K/A for the year ended October 29, 1994.

The Registrant has classified its debt to institutional lenders as of October 29, 1994 according to the payment schedules in the original loan agreements. While the Registrant was in default of these agreements at that time, it concluded a refinancing on February 15, 1995 and repaid those lenders.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit Plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per share in the quarter ended January 29, 1995. There was no material effect on earnings, in the quarter ended July 29, 1995, from the adoption of SFAS No. 112. Prior to this change, the Registrant charged these amounts to expense on a cash basis.










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

Pursuant to the provisions of the terminated loan agreements, the Registrant was required to pay a special premium totaling $1,100,000. Additionally, the Registrant paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Registrant wrote off, in the second quarter of 1995, expenses of $1,848,000, including the special premium, related to the early extinguishment of debt.

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

In order to repay Term Loans A and B on a timely basis, the Registrant has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of a supermarket building owned by the Registrant and located in Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey. Other than the sale of the two supermarkets in Pennsylvania, it is not anticipated that the Asset Redeployment Program will have any impact on the Registrant's sales, gross margins or net income. As of July 29, 1995 Term Loan A had been fully repaid and the outstanding balance on Term Loan B was $5,500,000. The Registrant anticipates that the proceeds from additional sale or refinancing of assets will be sufficient to satisfy Term Loan B. There can be no assurance that such proceeds will be fully realized.

On May 23, 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investment in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt. Proceeds of $2,000,000 was used to repay Term Loan A, $3,000,000 was applied against Term Loan B, $1,200,000 of equipment leases were fully repaid, $900,000 repaid debt due to Wakefern and the balance of the proceeds was applied against accounts payable and the Revolving Note.

The Registrant's compliance with the major financial covenants under the Agreement was as follows for the thirty-nine weeks ended July 29, 1995:

                                                      Actual
Financial                  Loan                      (As defined in Loan
Covenant                   Agreement                  Agreement)

Capital Expenditures       Less than $4,796,000        $   993,000
Net Worth                  Greater than $27,500,000    $30,653,000
Fixed charge coverage
 ratio                     Greater than .9 to 1.00     1.98 to 1.00
Total liabilities to
 net worth ratio           Less than 3.15 to 1.00      2.51 to 1.00
EBITDA                     Greater than $10,300,000    $12,832,000

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

Working Capital

At July 29, 1995, the Registrant had a working capital deficiency of $9,957,000 compared to a deficiency of $8,674,000 at October 29, 1994 and a deficiency of $29,704,000 at July 29, 1994 which was the result of reflecting $28,379,000 of debt in default as a current liability.

The increase in working capital deficiency of $1,283,000 from October 29, 1994 to July 29, 1995 was primarily the result of the use of current assets to pay down long-term debt. As part of the Asset Redeployment Program previously discussed, a portion of the debt classified as current will be repaid or replaced by long-term debt.

Working capital ratios were as follows:

         July 29, 1995      0.79 to 1.0
         October 29, 1994   0.84 to 1.0
         July 29, 1994      0.56 to 1.0

Cash flows (in millions) were as follows for the thirty-nine weeks ended:


                           7/29/95                 7/30/94

Operating activities...   $  9.7                   $ 8.1
Investing activities...      3.8                    (5.0)
Financing activities...    (14.5)                   (2.5)
       Totals             $( 1.0)                  $ 0.6


The Registrant had $8,213,000 of available credit, at July 29, 1995, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and debt service in fiscal 1995.

Other assets increased as a result of additional collateral required for worker's compensation insurance and financing costs associated with debt refinancing, which costs will be amortized quarterly over the term of the loan. These increases were partially offset by the return of the investment in related party from the sale of the Pennsylvania stores and the write off of $806,000 of goodwill associated with the Pennsylvania stores.

Depreciation and amortization totaled $9,044,000 while capital expenditures totaled $993,000, compared to $9,403,000 and $5,032,000 respectively in the prior year.









Results of Operations    (13 weeks ended July 29, 1995 compared to 13
                          weeks ended July 30, 1994)

Sales:

Sales for the twenty stores in operation for the current quarter, including the two Pennsylvania stores which were only operated through May 22, 1995, totaled $145.9 million as compared to $150.8 million of sales from twenty one stores operated in the prior year period. Same store sales from the eighteen stores operated in both years totaled $142.9 million for the current year quarter compared to $135.7 million in the prior year, an increase of 5.26%.

The increase in same store sales was primarily the result of a corresponding increase in the number of customer transactions. An increase in advertising and promotion expense in the current period contributed to the increase in customer transactions.

Gross Profit:

The current period produced gross profit of 25.63% versus 25.47% in the prior year period. The exclusion of results of the two Pennsylvania stores would not have had any material impact on gross profit percentages when comparing current period to prior year period.

Operating Expenses:

Selling general and administrative expenses totaled 24.57% of sales during this quarter compared to 24.29% in the prior year period. Current period expenses were increased by $96,000 resulting from a loss on the sale of the two Pennsylvania locations.

The increase in operating expenses, as a percentage of sales, was due to increases in certain expense categories. Advertising rose by .14%, supply costs increased by .30% and administration expense increased by .49%. These increases were partially offset by a decrease in payroll and fringe benefits of .29% and occupancy costs of .41%. All expense categories were impacted by the operation of Pennsylvania stores for only a portion of the quarter as well as the increase in same store sales.

Interest Expense - Net:

Current period costs were $810,000 (.56% of sales)compared to $1,222,000 (.81% of sales) in the prior year period. Total debt decreased by $14,348,000 since July 30, 1994 while interest rates have increased on floating rate debt. Interest income increased by $104,000 period to period reflecting interest earned on landlord deposits.







Income Taxes:

Taxes have been computed at 26% of the current period pre tax income based on the full fiscal 1994 effective rate, versus a rate of 32% used to calculate the provision in the prior year period.

Net Income:

Net income of $545,000 was realized for the current quarter versus net income of $384,000 in the prior year period. The current quarter includes an after tax loss of $71,000 on the sale of the Pennsylvania stores. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $5,326,000 as compared to $5,162,000 in the prior year period.

Excluding the loss on the sale of and operating losses from the Pennsylvania stores, income would have been $782,000 or $.67 per share for the thirteen weeks ended July 29, 1995 and $452,000 or $.37 per share in the prior year period.

Net income per common share, of $.45 in the current period and $.31 in the prior year period, is based on 1,118,150 shares outstanding, after a provision of $34,000 for preferred stock dividends in both periods.


(39 weeks ended July 29, 1995 compared to 39 weeks ended July 30, 1994)


Sales:

For the thirty-nine weeks ended July 29, 1995 sales totaled $443,905,000 compared to $459,828,000 in the prior year period. Twenty stores were operating in the current period versus twenty one previously. Same store sales increased .86% for the eighteen stores operated in both years.

Gross Profit:

The thirty-nine weeks ended July 29, 1995 generated gross profit of 25.35% compared to 24.63% in the comparable prior year period. An inventory reduction program in the prior year affected those results. Excluding the results of the Pennsyvania stores would not have had any material impact on the gross profit percentages for both the current and prior year thirty-nine week periods.








Operating Expenses:

Selling general and administrative expenses totaled 24.39% of sales after a net gain on the sale of property of .11% for the current thirty-nine weeks compared to 24.10% in the prior year period. The increase was caused primarily by an increase in administration costs of .21% and supply costs of .19%.

Interest Expense - Net:

For the thirty-nine weeks ended July 29, 1995 and July 30, 1994 interest expense totaled $3,318,000 and $3,726,000, respectively, representing .75% and .81% of sales. The decrease in interest expense was caused by the reduction in debt discussed previously and an increase in interest income of $83,000, offset by increased interest rates on floating rate debt.

Income Taxes:

Taxes were computed at a 26% rate currently and 32% in the prior year. These rates were based on the effective tax rates for fiscal 1994 and 1993, respectively.

Net Income (Loss):

Income, before an extraordinary item and cumulative effect of change in accounting, of $698,000 or $.53 per share was realized for the current thirty-nine weeks. These amounts include a net after tax gain of $351,000 or $.31 per share which includes a gain on the sale of a closed supermarket building, offset by a loss on the sale of the two Pennsylvania stores. In the prior year period the Registrant incurred a loss of $877,000.

After a post tax extraordinary charge of $1,368,000 or $1.22 per share incurred in connection with the early extinguishment of debt, and a post tax charge of $175,000 or $.16 per share for a change in accounting for postemployment benefits, the Registrant reported a net loss of $845,000 or $.85 per share versus a net loss of $877,000 or $.87 per share in the prior year period. There were 1,118,150 shares outstanding in both periods. Preferred stock dividends of $102,000 were used to compute per share earnings in both periods. EBITDA for the thirty-nine weeks ended July 29, 1995 was $12,832,000 compared to $11,840,000 in the prior year period.

Excluding the net loss from the sale of, and operating losses from, the two Pennsylvania stores sold on May 23, 1995, income before the extraordinary item and the change in accounting would have been $1,857,000 or $1.57 a share for the thirty-nine week period ended July 29, 1995 compared with a loss of $284,000 or $.35 a share in the comparable prior year period.

                                   PART II


                              OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:
                        Exhibit (27) - Financial Data Schedule

                 (b)  Reports on Form 8-K

                    1.  July 10, 1995 - Revolving Credit
                        and Term Loan Agreement - dated as
                        of February 15, 1995 - filed as exhibits

                    2. July 27, 1995 - Asset Purchase Agreement dated April 20, 1995 and Amendment No.
                        1 to the Agreement dated May 24, 1995 -
                        Sale of two Pennsylvania stores

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  September 12, 1995                  /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  September 12, 1995                  /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer