Form 10-K
period 1995-10-28
FOODARAMA SUPERMARKETS INC
filed 1996-02-09
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended
Commission file number
October 28, 1995
1-5745

                       FOODARAMA SUPERMARKETS, INC.
          (Exact name of registrant as specified in its charter)

       New Jersey                                                 21-0717108
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

       Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                 (Address of principal executive offices)

Registrant's telephone number, including area code:           (908) 462-4700

Securities registered pursuant to Section 12(b) of the Act:


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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,038,000. Computation is based on the closing sales price of $12.125 per share of such stock on the American Stock Exchange on January 19, 1996.

          As of January 19, 1996, the number of shares outstanding of Registrant's Common Stock was 1,118,150.

DOCUMENTS INCORPORATED BY REFERENCE
         Information contained in the 1996 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting are incorporated by reference into this Form
10-K at Part III.




                                  PART I


Item 1.        Business.

General

The Registrant, a New Jersey corporation formed in 1958, operates a chain of eighteen supermarkets, located in Central New Jersey, as well as, two liquor stores and two garden centers, all licensed as ShopRite. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads and other items, and a central baking facility which supplies its stores with bakery products.

The Registrant has incorporated the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international cheese cases, salad bars, snack bars, bulk foods and pharmacies. The Registrant has also introduced many of these features into its conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, twelve of the Registrant's stores are "World Class", four are "Mini-World Class" and two are conventional supermarkets.

On October 18, 1993, the Registrant sold its five operating New York stores located in Long Island, New York to The Grand Union Company for $16.1 million plus inventory of $2.2 million. The net sales for these five stores, for the 50 weeks of fiscal 1993 during which they were owned by the Registrant, were $85 million. See Management's Discussion and Analysis - Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

On May 23, 1995, the Registrant sold its two operating Pennsylvania stores to another member of the Wakefern Food Corporation ("Wakefern"), a cooperative in which the Registrant is a member, for $5.7 million plus inventory of $2.3 million. The net sales of these two stores, for the 30 weeks of fiscal 1995 during which they were owned by the Registrant, were $29.2 million. See Management's Discussion and Analysis - Results of Operations and Note 2 of Notes to Consolidated Financial Statements.

The following table sets forth certain data relating to the Registrant's business for the period indicated:

                Stores in Operation throughout each  Period
                          (dollars in thousands)

         Number of   Sales per                                   Net Income
         Stores Open Store Open        Total         Net         (Loss) as
         at End of  Throughout         Sales of      Income      Percent
Period   Period(1)  Period  (2)        all Stores    (Loss)      of Sales

52 weeks
ended
November
2, 1991      27       $26,238           $695,306     $(553)       (.08)

52 weeks
ended
October
31, 1992     26       $26,501           $695,157      $712         .10

52 weeks
ended
October
30, 1993     21      $28,375            $670,180   $(1,965)       (.29)

52 weeks
ended
October
29, 1994     20      $30,025            $606,508     $(513)       (.08)

52 weeks
ended
October
28, 1995     18      $30,696            $581,752     $(191)      (.03)



(1)       Stores in                     Stores          Stores in
          Operation    Stores           Closed          Operation
          at beginning Opened           Sold During     at  end
          of Period    During Period    Period          of Period
1991         26             1              0                  27
1992         27             1              2                  26
1993         26             1              6                  21
1994         21             0              1                  20
1995         20             0              2                  18


(2) Sales of stores open for the full fiscal year divided by number of stores open the full fiscal year.

Refinancing

On February 15, 1995, the Registrant entered into a Revolving Credit and Term Loan Agreement with a consortium of banks providing for a total commitment of $38,000,000 secured by substantially all of the Registrant's assets. The proceeds from this financing were utilized to repay the Registrant's senior notes and bank debt which totaled $33,200,000 at February 15, 1995. See Management's Discussion and Analysis - Financial Condition and Liquidity.

Store Expansion and Remodeling

The Registrant believes that significant capital investment is critical to its operating strategy and is continuing its program to upgrade its existing stores, replace outdated locations and open new "World Class" supermarkets within its core market area of central New Jersey.

Over the next three years the Registrant plans to open three new and three replacement stores and expand two existing locations. Two locations are presently under construction in Marlboro and Montgomery New Jersey.

Technology

Automation and computerization are important to the Registrant's operations and competitive position. All stores have IBM 4680 or 4690 scanning checkout systems which improve pricing accuracy, enhance productivity and reduce checkout time for customers. In fiscal 1996 all stores will be upgraded to IBM 4690 software. Additionally, all stores have IBM RS/6000 processors and satellite communications. The use of these systems allows the Registrant to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program. By presenting the scannable Price Plus card, customers can receive electronic discounts, the value of ShopRite in-ad Clip Less coupons and cash personal checks.

The Registrant is also using other in store computer systems. Computer generated ordering is installed in most stores, and this system will be installed in the Registrant's remaining stores in fiscal 1996. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems and most have computerized energy management systems. The Registrant also utilizes a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions.

Industry Segment and Principal Products. The Registrant is engaged in one industry segment. For the last five fiscal years, the Registrant's sales were divided approximately among the categories listed below:

                                  Products

            Groceries    Dairy Deli-                          Liquor
            (including   catessen,      Meats,                Stores
            Bakery and   Frozen         Seafood               and
            Non-Food     Food and       and                   Garden
            Items)       Appetizers     Poultry   Produce     Centers
            (-----------------------% of Total Sales---------------)

52 weeks
ended
November
2, 1991     58.2          20.5            12.4         7.6      1.3

52 weeks
ended
October
31, 1992    58.2          21.0            11.9         7.6      1.3

52 weeks
ended
October
30, 1993    57.7          20.9            12.0         8.0      1.4

52 weeks
ended
October
29, 1994   58.1           20.3            11.9         8.0      1.7

52 weeks
ended
October 28,
1995       57.7           20.9            11.3         8.3      1.8




Gross profit derived by the Registrant from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Registrant owns an 11% interest in Wakefern Food Corporation ("Wakefern"), a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite Supermarkets. Together, Wakefern and its shareholder members operate approximately 183 supermarkets. The Registrant fulfilled its obligation to purchase a minimum of 85% of the products offered by Wakefern during the 52 weeks ended October 28, 1995. Products bearing the ShopRite label accounted for approximately 16% of total sales for the period. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

Wakefern's professional advertising staff and its advertising agency develop and place most of the Registrant's advertising on television, radio and in major newspapers. The Registrant is charged for these services based on various formulas which account for the estimated proportional benefits it receives. In addition, Wakefern charges the Registrant for, and provides the Registrant with, product and support services in numerous administrative functions. These include insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing.

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year.

Although Wakefern has a significant in house professional staff, it operates as a member cooperative and senior executives of the Registrant spend a substantial amount of their time working on Wakefern committees overseeing and directing Wakefern purchasing, merchandising and various other programs.

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. The locations at which the Registrant may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

In August 1994, Wakefern increased the amount each shareholder is required to invest in Wakefern's capital stock to a maximum of $450,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern.








                                    I-5
Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligations to Wakefern. As of October 28, 1995 and October 29, 1994, the Registrant's investment in Wakefern was $7,527,000 and $8,427,000, respectively. The Registrant also has an investment in another company affiliated with Wakefern which was $788,000 at October 28, 1995 and October 29, 1994. See
Note 4 of Notes to Consolidated Financial Statements.
Since September 18, 1987, the Registrant has had an agreement with Wakefern and all other shareholders of Wakefern, which provides for certain commitments and restrictions on all shareholders of Wakefern.
Under the agreement, each shareholder, including the Registrant, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. If any shareholder fails to meet such purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain underfacilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern. See Management's Discussion and Analysis - Financial Condition and Liquidity for a discussion of Preferred Stock issued by the Registrant to Wakefern.

The loss of, or material change in, the Registrant's relationship with Wakefern (neither of which is considered likely) could have a significant adverse impact on the Registrant's business. The failure of Wakefern to fulfill its obligations or another member's insolvency or withdrawal from Wakefern could result in additional costs to the remaining members.

The Registrant also purchases products and items sold in the Registrant's supermarkets from a variety of sources other than Wakefern. Neither the Registrant nor, to the best of the Registrant's knowledge, Wakefern has experienced or anticipates experiencing any unique material difficulties in procuring products and items in adequate quantities.

Competition

The supermarket business is highly competitive. The Registrant competes directly with a number of national and regional chains, including A&P, Pathmark, Grand Union, Acme and Foodtown, as well as various local chains and numerous single-unit stores. The Registrant also competes with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores and convenience stores.






                                    I-6
Many of the Registrant's competitors have greater financial resources and sales. As most of the Registrant's competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of the meat, produce and delicatessen departments, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The Registrant believes that its membership in Wakefern and ShopRite allows it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. The Registrant also provides clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities it services. The supermarket business is characterized by narrow profit margins, and accordingly, the Registrant's viability depends primarily on its ability to maintain a relatively greater sales volume and more efficient operations than its' competitors.

Regulatory and Environmental Matters

The Registrant's stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and local regulations which regulate the discharge of materials into the environment or otherwise protect the environment, establish occupational safety and health standards and cover other matters, including the licensing of the Registrant's pharmacies and two liquor stores. The Registrant believes its operations are in compliance with such existing regulations and is of the opinion that compliance therewith has not had and will not have any material adverse effect upon the Registrant's capital expenditures, earnings or competitive position.

Employees

As of December 31, 1995, the Registrant employed approximately 3,550 persons, of whom approximately 3,200 are covered by collective bargaining agreements. 72% of the employees are part time and almost all of these are covered by the collective bargaining agreements. The Registrant has historically maintained favorable relations with its unionized employees. However, a strike of Retail Clerk Union Local 1262 workers occurred in May 1993 against the Registrant and three other New Jersey supermarket chains and continued for three weeks until it was satisfactorily settled. See Management's Discussion and Analysis-Results of Operations. The Registrant is subject to six collective bargaining agreements expiring on various dates from April 1997 to February 1999.

By virtue of the nature of the Registrant's supermarket operations, information concerning backlog, patents, trademarks, licenses and concessions, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.     Properties .

The Registrant's eighteen supermarkets, seventeen of which are leased, range in size from 26,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

The leases expire on various dates from 1996 through 2018. Two leases expire in 1996 and one in September 1999, none of which contain renewal clauses. All of these locations will be replaced by or incorporated into the trading areas of new supermarkets for which leases are presently under negotiation. Where possible the existing leases will be extended on a short term basis until the new sites are opened. All other leases contain renewal options ranging from 5 to 25 years. Three leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. Most leases also require the Registrant to pay for insurance and real estate taxes.

                                    I-7

The Registrant also is subject to an additional fourteen leases relating to locations where the Registrant no longer conducts supermarket operations; eleven of such locations have been sublet to non-affiliated persons, including the four stores sold to the Grand Union Company. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. In addition, the Registrant also is subject to a lease covering its executive and principal administrative offices containing approximately 14,000 square feet in Howell, New Jersey. The Registrant also leases 40,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns and leases meat and prepared foods processing facilities in Linden, New Jersey. The Registrant is also a limited partner in three partnerships, one of which owns a shopping center in which one of the registrant's leased supermarkets is located. As part of the Registrant's Asset Redeployment Program the Registrant may sell its partnership interests and mortgage the property it owns. See Management's Discussion and Analysis-Financial Condition and Liquidity.

Two additional leases have been signed for supermarket locations scheduled to open during fiscal year 1996.

Item 3.     Legal Proceedings.

In the ordinary course of its business, the Registrant is party to various legal actions. Although a possible range of loss cannot be estimated, it is the opinion of management, that settlement or resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition or results of operations of the Registrant.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.
























                                    I-8


                                  Part II


Item 5.     Market for Registrant's Common Stock and Related Security
Holder Matters.

     (a) The Registrant's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended October 29, 1994 and October 28, 1995.

     Fiscal Quarter Ended               High            Low

     January 29, 1994                 15 1/8         13 3/4
     April 30, 1994                   14             12 1/8
     July 30, 1994                    13 7/8         10 1/2
     October 29, 1994                 12 1/4         11

     January 28, 1995                 12             10
     April 29, 1995                   10 7/8         10
     July 29, 1995                    11              9 3/4
     October 28, 1995                 13             10 3/4


     (b) The approximate number of record holders of the Registrant's Common Stock was 500 as of January 19, 1996.

     (c) No dividends have been declared or paid with respect to the Registrant's Common Stock since October 1979. The Registrant is prohibited from paying dividends on its Common Stock by the Revolving Credit and Term Loan Agreement between the Registrant and a consortium of banks. In addition, the terms of the Preferred Stock held by Wakefern contain limitations on the payment of cash dividends on the Common Stock. See Management's Discussion and Analysis - Financial Condition and Liquidity. The Registrant has no intention of paying dividends on its Common Stock in the foreseeable future.


Item 6.     Selected Financial Data.

The selected financial data set forth below is derived from the Registrant's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis - Financial Condition and Liquidity and Results of Operations.










                                   II-1
                                Year Ended

                 October 28,  October 29,  October 30, October 31, November 2,
                 1995 (1)     1994         1993  (2)   1992        1991
                     (Dollars in thousands, except per share amounts)
Income Statement
          data:

Sales           $ 581,752    $ 606,508     $ 670,180   $ 695,157   $ 695,306

Net(loss)income $    (191)   $    (513)   $   (1,965)$       712   $    (553)

(Loss) income per
common share    $    (.29)   $    (.58)   $    (1.84)  $     .64   $    (.49)

Cash dividends
per common share        -           -              -           -           -

Balance sheet data
(at year end):

Working capital $  (4,722)   $  (8,674)   $  (30,613)(3)$ 13,169   $  16,786

Total assets   $  110,984    $ 130,821    $  137,440   $ 152,493   $ 145,057

Long-term debt
(excluding current
portion)      $    28,334   $   37,439    $   13,432(4)$  63,519   $  68,743

Common share-
holders' equity $  28,672   $   28,984    $   30,182   $  32,147   $  31,435

Book value per
common share    $   25.64   $    25.92    $   27.00    $   28.75   $  28.12


(1) The period presented includes the results of operations of the two Pennsylvania stores for the 30 weeks prior to their sale on May 23, 1995.

(2) The period presented includes the results of operations of the five New York stores for the 50 weeks prior to their sale on October 18, 1993.
(3) Includes $32.6 million of long term debt at October 30, 1993 reclassified as current.

(4) Does not include $32.6 million of long-term debt at October 30, 1993 reclassified as current due to default under the Registrant's credit agreements which terminated February 15, 1995. See Management's Discussion and Analysis-Financial Condition and Liquidity. Such long-term debt was classified as a current liability on the Registrant's balance sheet as of that date.



                                   II-2
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

On February 15, 1995, the Registrant entered into a Revolving Credit and Term Loan Agreement ("the Agreement") with a consortium of banks providing for a total commitment of $38,000,000, secured by substantially all of the Registrant's assets. The proceeds from this financing were utilized to repay the Registrant's senior notes and bank debt which totaled $33,200,000. The Agreement provides a working capital facility ("Revolving Note") to fund future operations and capital expenditures.

The Agreement consists of three Term Loans (A, B and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and was due August 15, 1995. Term Loan B totals $8,500,000, bears interest at 2% over prime and is due February 15, 1996. Term Loans A and B are required to be repaid from asset sales or equipment refinancing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 through December 31, 1998. The Revolving Note, with a total availability, based on 60% of eligible inventory, of $15,000,000, bears interest at 1.5% over prime until Term Loan A and B are repaid, at which time interest is reduced to 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note.

Pursuant to the provisions of the terminated loan agreements, the Registrant was required to pay a special premium totaling $1,100,000. Additionally, the Registrant paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Registrant wrote off, in the second quarter of 1995, expenses of $1,848,000 ($1,009,000 after taxes), including the special premium related to the early extinguishment of debt.

The Agreement contains certain affirmative and negative covenants which, among other matters will,
(i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants as of October 28, 1995.

The new Agreement combined with an asset redeployment plan described below strengthens the Registrant's financial condition by reducing outstanding debt, lowering interest cost and providing working capital through the Revolving Note.

In order to repay Term Loans A and B on a timely basis, the Registrant has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey. Other than the sale of the two supermarkets in Pennsylvania, it is not anticipated that the Asset Redeployment Program will have any impact on the Registrant's sales, gross margins or net income. As of October 28, 1995 Term Loan A had been fully repaid and the outstanding balance on Term Loan B was $4,700,000. Except for the sale of the assets of the two Pennsylvania supermarkets and the financing of equipment at three operating locations, other aspects of the Asset Redeployment Program remain to be completed.





                                   II-3
On May 23, 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investment of $1,200,000 in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt. Proceeds of $2,000,000 were used to repay Term Loan A, $3,000,000 was applied against Term Loan B, $1,200,000 of equipment leases were fully repaid, $900,000 repaid debt due to Wakefern and the balance of the proceeds was applied against accounts payable and the Revolving Note.

On January 19, 1996, $700,000 of Term Loan B was repaid from the proceeds of a worker's compensation insurance deposit which was returned to the Registrant.

On January 25, 1996 the Registrant financed the equipment at the three locations discussed above. The note bears interest at 10.58 % and is payable in monthly installments over its four year term. $4,000,000 of the proceeds were applied against Term Loan B with the balance of $68,000 used to repay existing equipment financing in two of the stores. This payment completed the repayment of Term Loan B.

The Registrant's compliance with the major financial covenants under the Agreement was as follows for the fifty-two weeks ended October 28, 1995:


                                                         Actual
Financial                                                (As defined in the
Covenant                    Agreement                    Agreement)

Capital Expenditures        Less than $7,653,000        $  3,755,000
Net Worth                   Greater than $27,500,000    $ 30,973,000
Fixed Charge Coverage
 Ratio                      Greater than .8 to 1.00     1.59 to 1.00
Total Liabilities to
 Net Worth Ratio            Less than 3.30 to 1.00      2.48 to 1.00
EBITDA                      Greater than $13,100,000    $ 16,731,000

Under the terminated loan facility, the Registrant was not in compliance with interest coverage and cash flow coverage covenants since the quarter ended July 31, 1993. Additionally, the Registrant was in default of the current ratio and working capital covenants since the quarter ended October 30, 1993. The Registrant was also in violation of the net worth provision for the quarters ended July 31, 1993, April 30, 1994, July 30, 1994 and October 29, 1994 and was in default of the capital expenditures covenant for the year ended October 30, 1993.

These covenant violations were primarily the result of the losses incurred in the quarter ended July 31, 1993 when the Registrant was impacted by a strike of its employees in Local 1262.

As a result of the refinancing, the Registrant's financial statements as of October 29, 1994 have reclassified the terminated loan facility debt according to the original payment schedule whereas as of October 30, 1993, the Registrant classified the entire outstanding balance of $32,629,000 as a current liability.

On February 16, 1993, in order to partially fund capital expenditures made in fiscal 1992 and also to induce the senior lenders to amend the loan agreements, the Registrant sold to Wakefern Food Corporation 136,000 shares of duly authorized Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") par value $12.50 per share, for $1.7 million, the aggregate par value of such shares. The Preferred Stock bears a preferential cumulative dividend at the rate of 8% per annum for three years, increasing at the rate of 2% per annum each 12 months thereafter.
As of October 28, 1995 the Registrant is in arrears on the payment of Preferred dividends in the amount of $369,000.

                                   II-4
The Preferred Stock is redeemable by the Registrant in whole or in part at any time and must be redeemed by the earlier of (i) June 8, 1999, (ii) consummation of the sale of all or substantially all of the Registrant's assets or upon entering into the first of a related series of transactions for the purpose of selling all or substantially all of the Registrant's assets, (iii) the changing of shares of the Common Stock of the Registrant into, or the exchange of such shares for, the securities of any other corporation, or (iv) a "Change of Control" (as such term is defined in the Registrant's Certificate of Incorporation) of its equity voting securities by way of merger, consolidation or otherwise. The Preferred Stock is convertible by Wakefern at any time after March 31, 1996 into shares of the Common Stock of the Registrant at the then market value of such shares at a conversion value of $12.50 per share of Preferred Stock but with the provision that no more than 1,381,850 shares (representing the total of the Registrant's unissued and treasury shares) may be issued on conversion of all of the Preferred Stock. The Agreement provides that no dividends may be paid on nor may any Preferred Stock be redeemed unless the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended October 28, 1995. As of January 25, 1996 all of these targets have been met. Although there can be no assurance, the Registrant believes that it will be in a position and intends to redeem the Preferred Stock prior to March 31, 1996.

No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital:

Working capital continued to improve in fiscal 1995 with the new financing arrangement and the sale of assets in Pennsylvania. Working capital improved further as the result of the equipment financing completed in January 1996 with $3,000,000 of current debt replaced by long term borrowings. The Registrant normally requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due.

Changes in working capital components for fiscal 1995 were primarily attributable to the sale of assets in Pennsylvania, the accelerated application of cash receipts against the Revolving Note and the improved liquidity resulting from the new financing arrangement.

During fiscal 1994, expenditures of $2.8 million of additional cash collateral for worker's compensation insurance, $1.2 million for financial advisory services and an increase in the current portion of long-term debt of $3.9 million, caused a working capital deficiency as of October 29, 1994.

As a result of covenant violations under agreements with its senior lenders, the Registrant classified total debt due such lenders as a current liability of $32,629,000 as of October 30, 1993. Such reclassification caused a working capital deficiency of $30,613,000 as of October 30, 1993.

Working capital ratios were as follows:
     October 28, 1995    .9 to 1.0
     October 29, 1994    .8 to 1.0
     October 30, 1993    .6 to 1.0

Cash flows (in millions) were as follows:

                                          1995          1994          1993
From operations........................  $  9.4        $ 9.2         $ 8.5
Investing activities...................     2.9        ( 5.1)          5.6
Financing activities...................   (14.4)       ( 3.3)        (17.7)
     Totals                             $(  2.1)       $ 0.8         $(3.6)
                                   II-5
Fiscal 1995 capital expenditures totaled $3,755,000 with depreciation of $8,371,000 compared to $5,709,000 and $9,183,000 respectively for fiscal 1994 and $ 9,260,000 and $10,251,000 respectively for fiscal 1993. In fiscal 1995 and 1994 the Registrant reduced its long-term debt by $13.0 million and $3.3 million, respectively.

During fiscal 1993, the Registrant paid down $17.4 million of its debt to its senior lenders of which $10.5 million represented proceeds from the sale of its New York stores, and also paid $5.7 million on other debt.

The Registrant had $6,685,000 of available credit, at October 28, 1995, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and debt service for fiscal 1996.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $581.8 million, $606.5 million and $670.2 million, respectively in fiscal 1995, 1994 and 1993. This represents a decrease of 4.1 percent in 1995 and 9.5 percent in 1994. These decreases are the result of the sale of two Pennsylvania stores in May 1995, closing of one store in June 1994 and the sale of five New York stores in October 1993. In addition, a strike by the New Jersey retail clerks union adversely affected fifteen of the Company's stores in May 1993. Sales for the 18 stores, including replacement stores, open during all of the last three fiscal years totaled $552.6 million, $544.0 million and $516.9 million, respectively. Comparable store sales were $512.5 million, $501.8 million and $498.1 million in the respective three year periods.


                                             Fiscal Years  Ended
                                    10/28/95        10/29/94       10/30/93
                                                (in millions)

Stores open all periods.........     $552.6          $544.0          $516.9
Stores closed or sold...........       29.2            62.5           153.3

                                     $581.8          $606.5          $670.2

Gross Profit:

Gross profit totaled $149.3 million in fiscal 1995 compared to $149.9 million in fiscal 1994 and $159.9 million in fiscal 1993. Gross profit as a percent of sales was 25.7%, 24.7% and 23.9%, respectively, in fiscal 1995, 1994 and 1993.

The increase in gross profit percentage in fiscal 1995 was primarily due to improved product mix and the ability of the Registrant to maintain full inventory levels in its stores. The ability to maintain full inventory levels is the result of improved liquidity under the new financing obtained on February 15, 1995. The exclusion of results of the two Pennsylvania stores sold on May 23, 1995 would not have had any material impact on gross profit percentages when comparing fiscal 1995 results to the prior year results.

Fiscal 1994 was negatively impacted by a major reduction in inventory levels and curtailment of buying programs undertaken to improve liquidity. Inventory levels were reduced through price reductions and return of product to Wakefern at a discounted price, thereby reducing gross profit.


                                    II-6

Fiscal 1993 was severely impacted by the New Jersey Clerks Union strike in May 1993 which changed consumer buying habits coupled with an increase in pilferage. Additionally, the delayed closing on the sale of the New York stores finalized on October 18, 1993 instead of August 31, 1993, as expected, caused a further decline in gross profit of approximately $1.5 million.

Patronage dividends applied as a reduction of the cost of merchandise sold were $7,246,000, $7,745,000 and $8,047,000 for the last three fiscal years. This translates to 1.25%, 1.28% and 1.20% of sales for the respective periods.

                                          Fiscal Years Ended
                                     10/28/95      10/29/94       10/30/93
                                                (in millions)

Sales............................ $  581.8         $ 606.5         $ 670.2
Gross profit.....................    149.3           149.9           159.9
Gross profit percentage............   25.7%           24.7%           23.9%

Store Operating, General and Administrative Expenses:

Fiscal 1995 expenses totaled $143.9 million compared to $146.5 million in fiscal 1994 and $167.5 million in fiscal 1993.
                                            Fiscal Years Ended
                                    10/28/95       10/29/94       10/30/93
                                                (in millions)

Sales............................     $581.8         $606.5         $670.2
Store Operating, General and ....
 Administrative Expenses.........      143.9          146.5          167.5
% of Sales.......................       24.7%          24.2%          25.0%

The increase in store operating, general and administrative expenses as a percentage of sales for fiscal 1995 is primarily due to increases in supply costs of .17%, advertising of .12% and medical benefit expense of .10%. Pre-opening costs were $129,000 in fiscal 1995. Administrative expenses as a percentage of sales, were impacted by the operation of the Pennsylvania stores for only 30 weeks in fiscal 1995.

Amortization expense increased in fiscal 1995 to $2,954,000 from $2,336,000 in fiscal 1994 as the result of the write off of goodwill on the sale of the Pennsylvania stores. In fiscal 1993 amortization expense was $3,443,000 which included the write off of goodwill on the sale of the New York stores.

Fiscal 1994 includes $420,000 of pre-opening costs.

The New York division's expenses totaled $21.3 million in fiscal 1993.

Non-recurring items in fiscal 1993 include a reserve for future rent payments on three closed properties and the write off of equipment in closed stores totaling $900,000, a bad debt reserve and write down of joint venture operations of $600,000 and strike related costs of $500,000. Also included in fiscal 1993 are pre-opening costs of $1,100,000.




                                   II-7
Interest Expense:

Interest expense totaled $4.6 million in fiscal 1995 compared to $5.2 million in fiscal 1994 and $6.7 million in fiscal 1993. The decrease in fiscal 1995 and 1994 resulted from an overall reduction in debt levels coupled with lower rates on the Registrant's bank credit facility.
Interest income was $0.4 million in fiscal 1995 compared to $0.6 million in fiscal 1994 and $0.2 million in fiscal 1993. 1994 includes $0.4 million accrued on prior years' tax refunds due to the Registrant.

Income Taxes:

The Registrant recorded a tax benefit of $0.2 million, $0.2 million and $0.9 million in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. See Note 12 to financial statements. The Financial Accounting Standards Board issued SFAS No. 109 (which superseded SFAS No. 96) "Accounting for Income Taxes", which required the Registrant to change its method of accounting for income taxes. SFAS No. 109 was adopted in the Registrant's first quarter of fiscal 1994 and had no material effect.
Net Income:

In fiscal 1995 the Registrant had a net loss of $191,000 or $.29 per share after an extraordinary charge of $1,009,000 or $.90 per share for the write off of expenses related to the early extinguishment of debt and a charge for the cumulative effect of a change in accounting for post-employment benefits of $129,000 or $.12 per share. These results included a net gain on real estate transactions of $259,000 or $.23 per share.

Excluding the net loss from the sale of, and operating losses from, the two Pennsylvania stores sold on May 23, 1995, income before the extraordinary item and the change in accounting would have been $1,802,000 or $1.49 a share for fiscal 1995 compared with income of $382,000 or $.22 a share in fiscal 1994.

Fiscal 1994 resulted in a net loss of $513,000 or $.58 per share after a net gain of $.25 per share on real estate transactions.

Fiscal 1993 produced a net loss of $1,965,000 or $1.84 per share after the gain of $11,199,000 or $10.01 per share on the sale of the five store New York Division sold on October 18, 1993. Due to the elongated closing process, the division suffered excessive operating losses estimated at $2.7 million in the quarter ended October 30, 1993.

The strike by the Retail Clerks Union in May 1993, affecting 15 of the Registrant's New Jersey stores, adversely affected sales and gross profits and added additional costs as noted in discussions above. The Registrant's two Pennsylvania stores were also adversely affected by reason of media coverage of the strike.

Shares outstanding were 1,118,150 for all three years. Per share amounts for fiscal 1995, 1994 and 1993 are after Preferred dividends of $136,000, $136,000 and $97,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate the fair value. The additional disclosures required by these Statements become effective for the Registrant for the fiscal year ending November 2, 1996. The Registrant is currently in the process of evaluating the impact of these Statements.

                                   II-8

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant has not yet determined the impact of adopting the provisions of SFAS No. 121 which becomes effective for the Registrant for the fiscal year ending November 1, 1997.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement requires expanded disclosures of stock-based compensation arrangements with employees. The Registrant is currently evaluating whether or not it will change to the recognition provisions of SFAS No. 123. The Registrant has not yet determined the financial statement impact of applying the provisions of the Statement which becomes effective for the Registrant for the fiscal year ending November 1, 1997.


Item 8.     Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Schedules included in Part IV,
Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.



























                                   II-9
                                 Part III


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



















                                   III-1
                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a. 1.     Audited financial statements and                       Page No.
          supplementary data

          Independent Auditors' Report                              1

          Foodarama Supermarkets, Inc. and
             Subsidiaries Consolidated Financial
             Statements:

          Balance Sheets as of October 28, 1995                     2-3
                   and October 29, 1994.

          Statements of Operations for each of the                  4-5
             fiscal years ended October 28, 1995,
             October 29, 1994 and October 30, 1993.

          Statements of Shareholders' Equity                         6
             for each of the fiscal years ended
             October 28, 1995, October 29, 1994
             and October 30, 1993.

          Statements of Cash Flows for each of the                  7
             fiscal years ended October 28, 1995,
             October 29, 1994 and October 30, 1993.

          Notes to Consolidated Financial Statements             8 to  23

a.2.    Financial Statement Schedules

          Schedules have been omitted because they are not applicable.

b.        Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.









                                   IV-1
                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 1995 and October 29, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 1995 and October 29, 1994 and the results of their operations and their cash flows for each of three fiscal years in the period ended October 28, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 31, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and effective October 30, 1994, changed its methods of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No.112.

/S/  Deloitte & Touche LLP

Parsippany, New Jersey
January  25,  1996


















                                    -1-

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 28, 1995 AND OCTOBER 29, 1994


ASSETS                                                1995          1994

CURRENT ASSETS:
      Cash and cash equivalents                    $ 3,435,000   $ 5,542,000
      Merchandise inventories                       27,669,000    29,800,000
      Receivables and other current assets           2,916,000     3,862,000
      Related party receivables - Wakefern           4,804,000     5,869,000
              Related party receivables - other        508,000       262,000
                  Total current assets              39,332,000    45,335,000
PROPERTY AND EQUIPMENT:
      Land                                           1,650,000     1,762,000
      Buildings and improvements                     1,867,000     2,132,000
      Leaseholds and leasehold improvements         30,188,000    33,146,000
      Equipment                                     45,679,000    50,860,000
      Property and equipment under capital leases   14,064,000    16,789,000

                                                    93,448,000   104,689,000

     Less accumulated depreciation and amortization 45,296,000    45,612,000

                                                    48,152,000    59,077,000

OTHER ASSETS:
      Investments in related parties                 8,315,000     9,215,000
      Intangibles                                    6,038,000     7,508,000
      Other                                          7,198,000     7,240,000
      Related party receivables - Wakefern             871,000       826,000
      Related party receivables - other              1,078,000     1,620,000
                                                    23,500,000    26,409,000

                                                  $110,984,000  $130,821,000


                                                         (Continued)


See notes to consolidated financial statements.








                                    -2-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
OCTOBER 28, 1995 AND OCTOBER 29, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY                     1995        1994

CURRENT LIABILITIES:
  Current portion of long-term debt                   $7,715,000  $10,830,000
  Current portion of long-term debt, related party        86,000      349,000
  Current portion of obligations under capital leases    303,000      813,000
  Current income taxes payable                            77,000      245,000
  Deferred income tax liability                        1,295,000    2,010,000
  Accounts payable:
         Related party                                20,239,000   20,538,000
         Others                                        5,753,000   11,005,000
         Accrued expenses                              8,315,000    8,219,000

         Total current liabilities                    43,783,000   54,009,000

LONG-TERM DEBT                                        20,349,000   27,817,000

LONG-TERM DEBT, RELATED PARTY                                  -      767,000

OBLIGATIONS UNDER CAPITAL LEASES                       7,985,000    8,855,000

DEFERRED INCOME TAXES                                  2,716,000    2,730,000

OTHER LONG-TERM LIABILITIES                            5,779,000    5,959,000

             Total long-term liabilities              36,829,000   46,128,000
COMMITMENTS AND CONTINGENCIES

MANDATORY REDEEMABLE PREFERRED STOCK,
       $12.50 par; authorized 1,000,000 shares;
           issued 136,000 shares                       1,700,000    1,700,000

SHAREHOLDERS' EQUITY:
      Common stock, $1.00 par; authorized 2,500,000 shares;
       issued 1,621,627 shares                         1,622,000    1,622,000
      Capital in excess of par                         2,351,000    2,351,000
      Retained earnings                               32,127,000   32,318,000
             Minimum pension liability adjustment       (806,000)    (685,000)

                                                      35,294,000   35,606,000
      Less 503,477 shares, held in treasury, at cost   6,622,000    6,622,000

         Total shareholders' equity                   28,672,000   28,984,000

                                                    $110,984,000 $130,821,000
See notes to consolidated financial statements.
                                    -3-

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER  30, 1993


                                      1995          1994             1993

SALES                         $    581,752,000  $606,508,000    $670,180,000

COST OF MERCHANDISE SOLD           432,429,000   456,634,000     510,276,000

       Gross profit                149,323,000   149,874,000     159,904,000

STORE OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES            143,917,000   146,451,000     167,482,000

INCOME (LOSS) FROM OPERATIONS        5,406,000     3,423,000      (7,578,000)

OTHER (EXPENSE) INCOME:
 Gain on the sale of stores            474,000       549,000      11,199,000
 Interest expense                   (4,578,000)   (5,217,000)     (6,698,000)
 Interest income                       432,000       551,000         219,000

                                    (3,672,000)   (4,117,000)      4,720,000
INCOME (LOSS) BEFORE TAXES,
EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING
                                     1,734,000      (694,000)     (2,858,000)

INCOME TAX  (PROVISION) BENEFIT       (787,000)      181,000         893,000

INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING
                                       947,000      (513,000)     (1,965,000)

EXTRAORDINARY ITEM:
  Early extinguishment of debt (net of tax benefit
  of $839,000)
                                    (1,009,000)            -               -

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING
 (net of tax benefit of $107,000)     (129,000)            -               -

NET LOSS                          $   (191,000)    $(513,000)    $(1,965,000)





(continued)
                                    -4-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER  30, 1993

      (continued)



                             1995             1994                     1993

PER SHARE INFORMATION:

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING
                            $.73              $(.58)                  $(1.84)


EXTRAORDINARY ITEM          (.90)                 -                        -

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING               (.12)                 -                        -

NET LOSS PER COMMON SHARE $( .29)            $( .58)                  $(1.84)

WEIGHTED AVERAGE
 SHARES OUTSTANDING    1,118,150          1,118,150                1,118,150



See notes to consolidated financial statements.




















                                    -5-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FISCAL YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993



                                    1995             1994           1993


Common Stock:
 Shares                          1,621,627       1,621,627      1,621,627
 Amount                         $1,622,000      $1,622,000     $1,622,000

Capital in Excess of Par         2,351,000       2,351,000      2,351,000

Retained Earnings (beginning)   32,318,000      32,831,000     34,796,000

 Net  (loss)
 1995                             (191,000)              -             -
 1994                                    -        (513,000)            -
 1993                                    -               -    (1,965,000)

Retained Earnings (ending)      32,127,000      32,318,000    32,831,000

Minimum Pension Liability
 adjustment                       (806,000)       (685,000)            -

Treasury Stock
       Shares                     (503,477)       (503,477)     (503,477)
     Amount                     (6,622,000)     (6,622,000)   (6,622,000)


     TOTAL                     $28,672,000     $28,984,000   $30,182,000




See notes to consolidated financial statements.













                                     -6-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994 AND OCTOBER 30, 1993

                                            1995         1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $  (191,000) $  (513,000) $ (1,965,000)
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation                            8,371,000    9,183,000   10,251,000
  Amortization, intangibles              1,440,000      637,000    1,564,000
  Amortization, deferred financing costs   846,000      521,000      523,000
  Amortization, escalation rents           539,000      640,000      551,000
  Amortization, other assets               129,000      538,000      805,000
  Gain on store divestitures              (474,000)    (549,000) (11,199,000)
  Deferred income taxes                   (729,000)    (181,000)  (1,647,000)
  Loss on disposal of store property
  and equipment and other assets            93,000      140,000      667,000
  Changes in assets and liabilities:
   Decrease in inventories               2,131,000    4,183,000    5,601,000
   Decrease in receivables and other
   current assets                          946,000    3,134,000       11,000
   Decrease  (increase) in other assets  1,928,000   (4,565,000)     234,000
   Decrease (increase) in related party
   receivables - Wakefern                1,065,000      931,000     (926,000)
(Increase) decrease in related party
   receivables - other                    (246,000)    (667,000)     234,000
       (Decrease) increase in accounts
   payable                              (5,551,000)  (2,036,000)   5,100,000
   (Decrease) increase income taxes
   payable                                (168,000)    (301,000)      42,000
   (Decrease) in other liabilities        (623,000)  (1,840,000)    (927,000)
       Other                              (121,000)           -     (362,000)

Net cash provided by operating activities9,385,000    9,255,000    8,557,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from the sale of property
  and equipment                             41,000       30,000            -
 Net proceeds from the sale of stores    6,649,000      549,000   14,827,000
 Purchase of property and equipment     (3,755,000)  (5,709,000)  (9,260,000)

 Net cash provided by (used in)
 investing activities                    2,935,000   (5,130,000)   5,567,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of redeemable preferred stock          -           -     1,700,000
 Proceeds from issuance of debt         35,005,000           -     2,000,000
 Principal payments underlong-term debt(46,618,000) (2,102,000)  (19,579,000)
 Principal payments under capital lease
 obligations                            (1,380,000) (1,246,000)   (1,828,000)
 Debt restructuring costs               (1,434,000)          -             -

 Net cash used in financing activities (14,427,000) (3,348,000)  (17,707,000)

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                            (2,107,000)    777,000    (3,583,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                       5,542,000   4,765,000     8,348,000

CASH AND CASH EQUIVALENTS, END OF YEAR  $3,435,000  $5,542,000    $4,765,000

See notes to consolidated financial statements.

                                     -7-
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1995, 1994 and 1993 consist of the 52 weeks ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

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

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Merchandise Inventories - Merchandise inventories are stated at the lower of cost (first-in, first-out) or market with cost being determined under the retail method.

Property and Equipment - Property and equipment is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful lives of between three and ten years for equipment, the shorter of the useful life or lease term for leasehold and leasehold improvements, and twenty years for buildings.

Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments.

Investments - The Company's investment in its principal supplier, Wakefern Food Corporation ("Wakefern"), is stated at cost (see Note 4).

Goodwill - Goodwill resulted partly from acquisitions prior to November 1, 1970 which were accounted for as purchases. The balance of goodwill resulted from the acquisition of assets during fiscal 1989. Goodwill is amortized on a straight-line basis over periods from 8 to 29 years.

Management assesses the recoverability of goodwill by comparing the Company's forecast of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of goodwill at each balance sheet date. Cash flows from operating results represent net income excluding depreciation and amortization expense. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flow from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the goodwill carrying values and useful lives continue to be appropriate.

Favorable Operating Leases - This amount is amortized on a straight-line basis over the remaining terms of the related leases for periods from 8 to 29 years.

Covenant Not to Compete - This amount is amortized on a straight-line basis over the contractual life of the agreements of six years.

Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

Postretirement Benefit other than Pensions - Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" (SFAS No. 106). In accordance with SFAS No.106, the Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan. Previously, the Company expensed the cost of these benefits as incurred.

Postemployment Benefits - Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). In accordance with SFAS No. 112, the Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees. The Company previously expensed the cost of these benefits as claims were paid.

Income Taxes - Effective October 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires an asset and liability approach for accounting for income taxes. Deferred taxes have been recorded for the differences between the financial reporting and tax basis of the Company's assets and liabilities.

Preopening Costs - Costs associated with the opening of new stores are amortized over a period of twelve
months commencing one month after the opening of the store.

Store Closing Costs - The costs, net of amounts expected to be recovered, are expensed when a decision to
close a store is made. Until a store is closed operating results continue to be reported.

Supplemental Cash Flow Information - Cash payments for interest amounted to approximately $5,105,000, $5,316,000 and $6,963,000 for the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively. During the years ended October 28, 1995, October 29, 1994 and October 30, 1993, the Company paid approximately $494,000, $656,000 and $600,000 in income taxes, respectively.


 2.   STORE DIVESTITURES

In order to repay Term Loans A and B on a timely basis (see Note 6 Long-Term
Debt), the Company has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of buildings owned by the Company and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey.

On May 23, 1995, the Company sold its two operating locations in Pennsylvania to another Wakefern member (see Note 14 Commitments and Contingencies). The sale provided proceeds to the Company of $5,700,000 plus merchandise inventory of $2,300,000 and the return of its investment in Wakefern of $1,200,000. The proceeds were used to reduce outstanding debt as follows:
$2,000,000 repaid Term Loan A, $3,000,000 was applied against Term Loan B, $1,200,000 of equipment leases were fully repaid, $900,000 repaid debt due to Wakefern and the balance of the proceeds was applied against accounts payable and the Revolving Note. The sale resulted in a loss of $96,000.

On February 3, 1995, the Company sold an owned location in Neptune, New Jersey which had been operated as a supermarket until September 1993. The sale provided net proceeds of $949,000 and resulted in a gain of $570,000.

On September 2, 1994, the Company sold a leasehold interest in the Roxborough location, which provided net proceeds of $549,000 and resulted in a pre tax gain in a like amount.

On October 18, 1993, the Company sold certain assets of its five operating New York stores to the Grand Union Company for $16,100,000 plus merchandise inventory of approximately $2,200,000. (See Note 14 Commitments and Contingencies). This sale provided $14,827,000 of net proceeds and resulted in a gain of $11,199,000, after deducting estimated N.Y. State Transfer Tax of $561,000 and transaction expenses of $712,000. Concurrent with this transaction, the Company repaid approximately $10,500,000 to its senior lenders and approximately $650,000 to pay off equipment leases. Subsequent payments were also made for professional fees, severance payments and trade vendors aggregating approximately $2,300,000.


 3.   MANDATORY REDEEMABLE PREFERRED STOCK

As of February 16, 1993, the Company received $1,700,000 for the issuance of 136,000 shares of Preferred Stock at $ 12.50 par value per share to Wakefern Food Corporation. These securities were issued partially to fund capital expenditures made in fiscal 1992.

Dividends on the Preferred Stock are cumulative, accrue at an annual rate of 8% for the first three years and increase by 2% per year thereafter until redeemed, and are payable when and as declared by the Company's board of directors. As of October 28, 1995, cumulative dividends on preferred shares that have not been declared are in arrears in the amount of approximately $369,000. The Preferred Stock is redeemable on June 8, 1999, and is subject to mandatory earlier redemption on the occurrence of certain events, including a change of control, as defined, in the Company.

The Preferred Stock is convertible at any time after March 31, 1996 into shares of the common stock of the Company at the then market value of such common stock at a conversion value of $12.50 per share. The maximum number of common shares which can be issued upon conversion is 1,381,850 shares (representing the sum of all of the Company's unissued and treasury shares). Based on the market price per share of the Common Stock on January 19, 1996, 140,206 shares would be used for conversion.

The Revolving Credit and Term Loan Agreement provides that no dividends may be paid on, nor may any Preferred Stock be redeemed, unless the Company has met or exceeded its financial performance and debt reduction targets for the year ended October 28, 1995. As of January 25, 1996 all of these targets have been met.

4.    RELATED PARTY TRANSACTIONS

Wakefern Food Corporation - As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at October 28, 1995 and October 29, 1994. The Company has an 11% investment in Wakefern of $7,527,000 at October 28, 1995 and $8,427,000 at October 29, 1994. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/shareholders of the Company. As of October 29, 1994, the Company was obligated to Wakefern for $939,750 for the increase in its required investment (see Note 7 Long-Term Debt, Related Party) which was fully paid on May 23, 1995 from part of the proceeds from the sale of the two operating Pennsylvania stores (see Note 2 Store Divestitures).

The Company also has an investment in Insure-Rite, Ltd., another company affiliated with Wakefern, which was $788,000 at October 28, 1995 and October 29, 1994. Insure-Rite, Ltd. provides the Company with its general liability and property insurance coverage.

As a shareholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise sold in the consolidated statement of operations. For fiscal 1995, 1994 and 1993, the patronage dividends were $7,246,000, $7,745,000 and $8,047,000, respectively.

At October 28, 1995 and October 29, 1994, the Company has current receivables due from Wakefern of approximately $4,804,000 and $5,869,000, respectively,
and noncurrent receivables of approximately $871,000   and $826,000,
respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business.

In September 1987, the Company and all other stockholder members of Wakefern, entered into an agreement with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of all of a stockholder's stores, merger with another entity or on the sale of an individual store. The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $403,794,000, $399,771,000 and $446,650,000 for the years ended October 28, 1995, October 29, 1994 and October 30, 1993, respectively.

Wakefern charges the Registrant for, and provides the Registrant with product and support services in numerous administrative functions. These include advertising, insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing.

In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

                                    -11-
Other - The Company has receivables from related parties that include shareholders, directors, officers and real estate partnerships. At October 28, 1995 and October 29, 1994, approximately $1,141,000 and $437,000 respectively, of these receivables, consist of notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates. At October 28, 1995 and October 29, 1994, $508,000 and $262,000, respectively, were included in related party receivables and $1,078,000 and $1,620,000, respectively, were included in noncurrent related party receivables.


 5.   INTANGIBLES

Intangibles consist of the following:        October  28,       October 29,
                                                 1995              1994

Goodwill                                    $ 3,493,000      $ 4,298,000
Covenant not to compete                       5,951,000        5,951,000
Favorable operating leases                    4,685,000        4,685,000

                                             14,129,000       14,934,000
Less accumulated amortization                 8,091,000        7,426,000
                                           $  6,038,000      $ 7,508,000


6.    LONG-TERM DEBT

Long-term debt consists of the following:

                                           October 28,       October 29,
                                            1995                 1994

12.40% senior secured notes             $           -       $19,049,000
Notes payable, banks                       25,514,000        15,834,000
Notes and mortgages payable                 2,364,000         3,096,000
Notes payable, covenant not to compete        186,000           668,000
                                           28,064,000        38,647,000
Less current portion                        7,715,000        10,830,000

                                          $20,349,000       $27,817,000

On February 15, 1995, the Company entered into a Revolving Credit and Term Loan Agreement (" the Agreement") with a consortium of banks providing for a total commitment of $38,000,000 (the "Refinancing"), secured by substantially all of the Company's assets. The proceeds from the Refinancing were used to repay the Company's senior notes and bank debt which at October 29, 1994 totaled $34,883,000 and provide for a working capital facility ("Revolving Note") to fund future operations and expenditures, as necessary. The Company was in default under the old loan agreements at October 29, 1994 and October 30, 1993.

The Agreement consists of three Term Loans (A, B, and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and was due within six months from closing. Term Loan B totals $8,500,000, bears interest at 2% over prime and is due within 1 year from closing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 thru December 31, 1998.

                                     -12-
             The Revolving Note, with a total availability, based on 60% of eligible inventory, of up to $15,000,000, bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note. The prime rate on October 28, 1995 was 8.75%. The Revolving Note matures February 15, 1999. At October 28, 1995, the Company had $6,685,000 of available credit under the Revolving Note. All cash receipts are deposited each day and applied against the Revolving Note balance. Disbursements are charged as they are paid and increase the Revolving Note balance. As of October 28, 1995, $4,200,000 of cash receipts on hand or in transit are restricted for application against the Revolving Note balance.

As of October 28, 1995, Term Loan A had been fully repaid and Term
Loan B was reduced to $4,700,000. On January 25, 1996, the Company financed, and pledged as collateral, equipment which cost approximately $9,942,000. The note for $4,068,000 bears interest at 10.58% and is payable in monthly installments over its four year term. Term Loan B was fully repaid from the proceeds of this equipment financing and from the collection of other non-operating assets.

Pursuant to the provisions of loan agreements which terminated on February 15, 1995, the Company was required to pay a special premium totaling $1,100,000. Additionally, the Company paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Company recorded an extraordinary write off of $1,848,000 in the second quarter of 1995 on the early extinguishment of debt.

The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Company was in compliance with such covenants through fiscal 1995.

In June 1989, the Company entered into a note purchase agreement with several institutions providing for the purchase of $31,000,000 of the Company's 12.40% senior secured notes (the "Senior Note Agreement"). These notes were secured by the capital stock of the Company's subsidiaries. The outstanding balance on these notes on February 15, 1995 was repaid from the proceeds of the Refinancing.

In March 1989, the Company entered into a long-term credit agreement with a syndicate of banks for commitments totaling $65,000,000 (Notes payable, banks) to be used for the acquisition of stores and to fund the Company's capital expansion program. The interest rate on this debt was .75% over prime (7.75% at October 29, 1994). The credit agreement provided for a staged reduction of the commitment through 1996. The bank commitment was reduced by the $31,000,000 borrowing under the Senior Note Agreement. The outstanding balance on these notes on February 15, 1995 was repaid from the proceeds of the Refinancing.

The outstanding balance at October 29, 1994 under the old loan agreements has been classified according to the original payment schedule as the Company refinanced these borrowings on a long term basis.

At October 28, 1995 and October 29, 1994, property and equipment which cost approximately $3,007,000, and $7,500,000, respectively, was pledged as collateral for certain notes and mortgages. These notes bear interest ranging from prime to 9.53% and the due dates range from December 1995 to October 2000.

                On April 15, 1989, in connection with the acquisition of four supermarkets, the Company issued notes in exchange for agreements not to compete. The notes are payable in varying monthly installments through March 1996 including interest of 11% per annum.





                                    -13-
Aggregate maturities of long-term debt are as follows:

Fiscal Year

1996                                              $ 7,715,000
1997                                                4,742,000
1998                                                5,534,000
1999                                                9,936,000
2000                                                  137,000

The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards No. 107 and 119, "Disclosure about Fair Value of Financial Instruments" and "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," respectively. These Statements require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. The additional disclosures required by these Statements become effective for the fiscal year ending November 2, 1996.


 7.   LONG-TERM DEBT, RELATED PARTY

As of October 29, 1994 the Company was indebted for an investment in Wakefern and a Wakefern affiliate. The debt is non-interest bearing and payable in scheduled installments over a period of up to four years. The debt due Wakefern was fully repaid on May 23, 1995 from part of the proceeds from the sale of the two operating Pennsylvania stores (see Note 2 Store Divestitures).


 8.   LONG-TERM LEASES

Capital Leases - Property and equipment under capital leases consists of:


                                             October 28,          October 29,

                                              1995                    1994

Real estate                                 $ 9,649,000           $9,649,000
Fixtures and equipment                        4,415,000            7,140,000
                                             14,064,000           16,789,000
Less accumulated amortization                 8,492,000            9,780,000
                                           $  5,572,000           $7,009,000

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 28, 1995:

Fiscal Year

1996                                            $  1,159,000
1997                                               1,218,000
1998                                               1,238,000
1999                                               1,238,000
2000                                               1,238,000
Thereafter                                         8,303,000
      Total minimum lease payments                14,394,000
Less amount representing interest                  6,108,000
Present value of net minimum lease payments     $  8,286,000

                                    -14-
Included in the above are two leases on stores, one of which is being leased from a partnership in which the Company has a 40% limited partnership interest at annual lease payments of $628,000 in fiscal 1995, 1994 and 1993.

Operating Leases - The Company is obligated under operating leases for rent payments expiring at various dates through 2018. Certain leases provide for the payment of additional rentals based on certain escalation clauses and four leases require a further rental payment based on a percentage of the stores annual sales in excess of a stipulated minimum. Percentage rent expense was $206,000, $290,000 and $360,000 for the fiscal years 1995, 1994 and 1993, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

Total rental expense for all operating leases consists of:
                                       Fiscal 1995  Fiscal 1994  Fiscal 1993

Land and buildings                     $10,152,000  $10,265,000   $9,799,000
Less subleases                          (1,920,000)  (1,986,000)  (1,188,000)

                                       $ 8,232,000  $ 8,279,000   $8,611,000

The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 28, 1995 are as follows:
                                                 Income from
Fiscal                                Land and   Noncancellable  Net Rental
Year                                  Buildings   Subleases      Commitment

1996                              $   9,294,000  $1,849,000    $  7,445,000
1997                                  9,700,000   1,766,000       7,934,000
1998                                  9,457,000   1,389,000       8,068,000
1999                                  9,404,000     979,000       8,425,000
2000                                  8,912,000     450,000       8,462,000
Thereafter                           93,934,000     703,000      93,231,000

                                  $ 140,701,000 $ 7,136,000   $ 133,565,000

The Company is presently leasing one of its supermarkets, a garden center and liquor store, from a partnership in which the president and chairman of the board has an interest, at an annual aggregate rental of $560,000, $558,000 and $539,000 for the fiscal years 1995, 1994 and 1993, respectively .


9.    ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                 October 28,      October 29,
                                                    1995             1994

Payroll and payroll related expenses           $3,564,000         $ 3,386,000
Insurance                                       1,097,000           1,400,000
Sales, use and other taxes                        958,000             869,000
Interest                                          211,000             738,000
Employee benefits                                 587,000             907,000
Occupancy costs                                 1,263,000             545,000
Real estate taxes                                 419,000             322,000
Other                                             216,000              52,000

                                               $8,315,000          $8,219,000

                                    -15-
10.   RETIREMENT AND BENEFIT PLANS

Defined Benefit Plans - The Company sponsors two defined benefit pension plans covering administrative
              personnel and members of one union. Employees covered under the administrative pension plan earn benefits based upon percentages of annual compensation and may make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of October 28, 1995 and October 29, 1994 the plans held at fair market value $422,000 and $361,000 in common stock of the Company.

Net pension expense consists of the following:

                                              Fiscal1995 Fiscal1994Fiscal 1993

Service cost - benefits earned during the period  $276,000  $288,000 $306,000
Interest cost on projected benefit obligation      398,000   360,000  400,000
Actual return on plan assets                      (404,000)  233,000 (127,000)
Net amortization and deferral                      154,000  (425,000)(197,000)

Net pension cost                                 $ 424,000 $ 456,000$ 382,000

The following table sets forth the two pension plan's funded status and amounts recognized in the Company's consolidated financial statements at October 28, 1995 and October 29, 1994.

Actuarial present value of benefit obligations:

                                                       1995          1994

Vested benefits obligation                       $  4,694,000    $4,524,000
Non-vested benefits obligation                        212,000        72,000

Accumulated benefit obligations                  $  4,906,000    $4,596,000



Projected benefit obligations                    $ (6,167,000)  $(5,508,000)
Plan assets at fair value                           4,727,000     4,407,000

Projected benefit obligations in excess of
 plan assets
                                                   (1,440,000)   (1,101,000)
Adjustment required to recognize minimum liability   (880,000)     (767,000)
Unrecognized transition asset                         (48,000)      (60,000)
Unrecognized prior service costs                       74,000        82,000
Unrecognized loss from prior experience             2,115,000     1,657,000

Accrued pension cost (prepaid)                       $(179,000)   $(189,000)

The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 7.0% to 7.5%. The expected long-term rates of return on plan assets ranged from 7.0% to 8.0%. The rates of increase in future compensation levels was 4.0%.





                                    -16-
At October 28, 1995 and October 29, 1994, the accumulated benefit obligation exceeded the fair value of the plans' assets. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 28, 1995 and October 29, 1994, respectively, a liability of $880,000 and $767,000 is included in Other Long-Term Liabilities, an intangible asset equal to the prior service cost of $74,000 and $82,000 is included in Other Assets, and a charge of $806,000 and $685,000 is reflected as a Minimum Pension Liability Adjustment in stockholders' equity in the Consolidated Balance Sheet.

Multi-Employer Plan - Health, welfare and retirement expense was approximately $5,942,000 in fiscal 1995, $7,497,000 in fiscal 1994 and $7,058,000 in fiscal 1993 under plans covering union employees. Such plans are administered through the unions involved. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have potential obligation as a participant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.
401(k) Savings Plan - The Company sponsors an employee 401(k) savings plan for all non-union employees. Contributions to the plan are in the form of employee salary deferrals.

11.   OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Deferred Compensation Agreements - The Company provides certain current and former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment, the relevant actuarial assumptions and the health-care cost trend rates which are projected at 10.0% and which grade down to 5.0% over five years, which amounted to $682,000 and $504,000 at October 28, 1995 and October 29, 1994, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements and to provide continued service
availability for consulting services after retirement.   The cumulative
effect of adopting SFAS No. 106 in fiscal 1994 was immaterial. The net postretirement benefit cost was not material for the fiscal year ending October 29, 1994 and consisted of the following components for the fiscal year ending October 28, 1995:

          Service Cost                      $ 13,000
          Interest Cost                       80,000
          Amortization of unrecognized loss   35,000
          Net Postretirement benefit cost  $ 128,000

The effect of a 1% change in the assumed cost trend rate would not have a material impact on the accumulated postretirement benefit obligation as of October 28, 1995 or the net periodic postretirement benefit cost for fiscal 1995. The assumed discount rate used in determining the postretirement benefit obligation as of October 28, 1995 was 8.0%.

Effective October 30, 1994, the Company adopted SFAS No. 112. Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees. The Company previously expensed the cost of these benefits as claims were paid.

                                    -17-
  The effect of this change as of October 30, 1994 resulted in a charge to income of $129,000, net of an income tax benefit of $107,000, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for fiscal 1995. The transition obligation was determined by applying the provisions of the plan and was recorded at its present value utilizing a discount rate of 7.0 %.

The accumulated postemployment benefit obligation as of October 28, 1995 was $271,000.


The net postemployment benefit cost consisted of the following components for the fiscal year ending October 28, 1995:
     Service cost                                         $ 34,000
     Interest cost                                          16,000
     Prior year experience gain                            (13,000)
     Net postemployment benefit cost             $  37,000

The net postemployment benefit costs, recorded by the Company on a pay-as-you-go basis, for the periods ended October 29, 1994 and October 30, 1993 were not material.

12.   STOCK OPTIONS

On May 10, 1995, the Company's shareholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, exercisable over a period of three years at prices not less than fair market value at the date of the grant. At October 28, 1995, no options had been granted. At October 29, 1994, the prior stock option plan terminated with no options being granted.


13.   INCOME TAXES

The income tax benefit consists of the following:

                                     Fiscal 1995 Fiscal 1994 Fiscal 1993

Federal:
     Current                            $412,000   $420,000 $  354,000
     Deferred                           (699,000)  (608,500)(1,448,000)

State and local:
     Current                             135,000          -    400,000
     Deferred                             (7,000)     7,500   (199,000)

                                      $ (159,000)$ (181,000)$ (893,000)

Deferred income taxes result primarily from temporary differences between the tax basis of assets and liabilities and their reported value in the financial statements.










                                    -18-
During fiscal 1993 the deferred income tax provision resulted primarily from accelerated tax depreciation, differences in basis of assets sold, bad debt, leasing, accrued expenses, net operating loss carry forwards and alternative minimum tax credit carry forwards.

The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                        Fiscal      Fiscal    Fiscal
                                         1995        1994      1993

Tax benefit at the statutory rate        (34.0)%    (34.0)%   (34.0)%
State and local income tax benefit,
     net of federal income tax             (9.0)     (9.0)        -
Goodwill amortization not deductible for
     tax purposes                              -      7.1       1.4
Adjustment to prior year tax provision         -      9.5         -
Other                                       (2.5)      .3       1.4
Actual tax benefit                        (45.5)%   (26.1)%   (31.2)%


Net deferred tax assets and liabilities consist of the following:

                                                  October 28,     October 29,

                                                      1995            1994
Current deferred tax assets:

      Reserves                                  $   362,000     $    303,000
      Other                                          26,000           19,000
                                                 $  388,000      $   322,000

Current deferred tax liabilities:

      Dividend receivable                       $(1,231,000)     $(1,553,000)
      Inventories                                  (335,000)        (523,000)
      Other                                        (117,000)        (256,000)

                                                 (1,683,000)      (2,332,000)

Current deferred income tax liability           $(1,295,000)     $(2,010,000)















                                    -19-


Non-Current deferred tax assets:

     Federal loss carryforward                     $           -  $1,987,000
     Alternative minimum tax credits                     888,000   1,461,000
     State loss carryforward                             595,000     698,000
     Investment tax credits                            1,070,000     809,000
     Contribution carryover                               46,000     479,000
     Lease obligations                                 1,666,000   1,429,000
      Other                                            1,208,000   1,266,000
                                                       5,473,000   8,129,000

Non-Current deferred tax liabilities:

     Depreciation of fixed assets                     (6,953,000) (8,328,000)
     Pension obligations                                (311,000)   (437,000)
     Other                                              (925,000) (2,094,000)
                                                      (8,189,000)(10,859,000)

 Non current deferred income tax liability          $ (2,716,000) (2,730,000)


In the fiscal quarter ended January 29, 1994, the Company adopted statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes". The effect of adopting SFAS No. 109 on the Company's financial statements was immaterial.

Investment tax credits expire October 1998 through October 2001.




14.   COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

Guarantees - The Company remains contingently liable under leases assumed by third parties in the event of nonperformance by these assignees. As of October 28, 1995, the minimum annual rental under these leases amounted to approximately $1,062,000, expiring at various dates through 2000. The Company has not experienced and does not anticipate any material nonperformance by these assignees.

Contingencies - The Company's general liability insurer, Insure-Rite, Ltd., can make premium calls up to a maximum of 45% of premiums paid for the policy year ended December 1, 1993 and 38% for the policy year ended December 1, 1994. Such a call could be approximately $850,000 per year. The insurer advises that current loss information does not allow them to determine if a call will be necessary for either policy year.

In May, 1995 the Company sold its two operating locations in Pennsylvania. If the purchaser of these supermarkets ceases to operate prior to May, 2000 the Company may be liable for unfunded pension withdrawal liability. As of October 28, 1995 the potential withdrawal liability was approximately $700,000. The Company fully anticipates that the purchaser of these stores will remain in operation throughout this five year period.
                                       -20-

15.   EARNINGS (LOSS) PER SHARE

The computation of earnings per share is based on the weighted average number of common shares outstanding during each year (1,118,150 shares in 1995, 1994 and 1993) and mandatory preferred stock dividend requirements of $136,000 in fiscal 1995 and 1994 and $97,000 in fiscal 1993. Fully diluted net loss per share has not been presented since the amount is antidilutive.

16.   RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets consist of the following:

                                      October 28,          October 29,
                                         1995                  1994


Accounts receivable                     $2,048,000         $1,762,000
Prepaids                                   760,000            757,000
Rents receivable                           624,000          1,424,000
Tax refund receivable                            -            698,000
Less allowance for uncollectable
   accounts                               (516,000)        (  779,000)
                                        $2,916,000        $ 3,862,000


17.   OTHER ASSETS

Other assets consist of the following:

                                          October 29,      October 29,
                                             1995             1994

Collateral for workers compensation
   insurance                             $4,012,000        $3,698,000
Deferred financing costs                  1,856,000         1,685,000
Prepaids                                    284,000           496,000
Deposits                                    180,000           905,000
Other                                       866,000           456,000
                                        $ 7,198,000        $7,240,000

18.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                       October 28,         October 29,
                                           1995                1994

Deferred escalation rent              $3,622,000           $3,857,000
Pension liability                        880,000              767,000
Deferred compensation                    682,000              599,000
Other                                    595,000              736,000
                                      $5,779,000           $5,959,000

                                    -21-
19.   UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

Summarized quarterly information for the years ended October 28, 1995 and October 29, 1994 was as follows:

                                               Thirteen Weeks Ended

                                   January 28, April 29, July 29, October 28,
                                      1995        1995     1995      1995
                                (Dollars in thousands, except per share data)

 Sales                             $151,748    $146,266 $145,891    $137,847
 Gross profit                        37,624      37,537   37,391      36,771
 Income before extraordinary
 item and cumulative effect of
 change in accounting                     7         146      545         249
 Extraordinary item, early
 extinguishment of debt                   -      (1,368)       -         359
 Cumulative effect of change in
 accounting                            (175)          -        -          46
 Net income (loss)                     (168)     (1,222)     545         654
 Mandatory preferred stock dividend
   requirement                          (34)        (34)     (34)        (34)
 Earnings (loss) available to common
   stock                               (202)     (1,256)     511         620
 Earnings (loss) available per common
   share before extraordinary item
   and cumulative effect of change in
   accounting                          (.02)        .10      .45         .20
 Extraordinary item, early
 extinguishment of debt                   -       (1.22)       -         .32
 Cumulative effect of change in
 accounting                            (.16)          -        -         .04
 Earnings (loss) available per common
 share                                 (.18)      (1.12)       5         .56

In the second quarter of fiscal 1995, $259,000 or $.23 per share of net income was attributable to a gain on a real estate transaction. During the fourth quarter ended October 28, 1995, the Company revised its effective tax rate based upon the expected rate for the entire fiscal year ended October 28, 1995 which resulted in an adjustment to the extraordinary loss on the early extinguishment of debt and the cummulative effect of change in accounting.

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

The net loss in the second quarter of fiscal 1994 was primarily attributable to the effects of an inventory reduction program undertaken to improve liquidity. Inventory levels were reduced through price reductions and manufacturer returns, reducing overall gross margins. Sales and gross profit declines of 1.63% and .73%, respectively, were the direct results of this program.

                                    -22-

In the fourth quarter of fiscal 1994 $406,000 or $.36 per share of net income was attributable to a net gain on real estate transactions.
                                 * * * * * *
















































                                    -23-
                                                             Schedule X

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

        *ii. Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

       *iii. Certificate of Merger filed with the Secretary of State of the State of New Jersey on March 14, 1977.

       *iv. Certificate of Merger filed with the Secretary of State of the State of New Jersey on June 23, 1978.

        *v. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on May 12, 1987.

     **vi. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on February 16, 1993.

     **vii.         By-Laws of Registrant.

      *viii.        Amendments to By-Laws of Registrant adopted
                      September 14,1983.

          ix.       Amendment to By-Laws of Registrant adopted March
                     15, 1991 is incorporated herein by reference to the Registrant's Annual Report on Form 10-k for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18, 1992.


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

    ***ix. Note Purchase Agreements, dated as of June 1, 1989, between the Registrant and various institutional Lenders.



*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

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

 ****xvii.       Amendment Letter to Note Purchase Agreement, dated as of
                 August 10, 1989, between the Registrant and various
                 Institutional Lenders.

****xviii.       Modification Letter to Note Purchase Agreement, dated as of
                 February 5, 1992, between the Registrant and various
                 Institutional Lenders.

    **xix. Modification Letter to Note Purchase Agreement, dated as of February 16, 1993, between the Registrant and various Institutional Lenders.

*****xx. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company.

        xxi. Revolving Credit and Term Loan Agreement, dated as of February 15, 1995 between the Registrant and NatWest Bank as agent for a group of banks is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 10, 1995.

       xxii. Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the Registrant and Wakefern Food Corp. is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.



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

Date:  February 5, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                     Title                    Date



        /S/  Joseph J. Saker
         Joseph J. Saker        Chairman of the Board      February 1, 1996
                                of Directors and President
                              (principal executive officer)


       /S/  Charles T. Parton
         Charles T. Parton          Director               January 31, 1996


       /S/  Albert A. Zager
         Albert A. Zager            Director               January 31, 1996


      /S/  Richard Saker
         Richard Saker          Chief Operating Officer,   February 1, 1996
                                Secretary and Director