Form 10-Q
period 1996-01-27
FOODARAMA SUPERMARKETS INC
filed 1996-03-12
CIK 37914

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C.  20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934

                 For the Quarterly period ended January 27, 1996

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

                              Yes           No   X


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                                                    OUTSTANDING AT
       CLASS                                         March 8,1996

    Common Stock                                    1,118,150 shares
    $1 par value


                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             January 27, 1996 and October 28, 1995

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             January 27, 1996 and January 28, 1995

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirteen weeks ended
                             January 27, 1996 and January 28, 1995

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)


                                              January 27,       October 28,
                                               1996                1995
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  3,468           $  3,435
 Merchandise inventories                          28,365             27,669
 Receivables and other current assets              2,677              2,916
 Related party receivables - Wakefern              2,973              4,804
 Related party receivables - other                   817                508

     Total current assets                         38,300             39,332

Property and equipment:
 Land                                              1,650              1,650
 Buildings and improvements                        1,867              1,867
 Leaseholds and leasehold improvements            30,211             30,188
 Equipment                                        45,962             45,679
 Property and equipment under capital leases      14,064             14,064

                                                  93,754             93,448
 Less accumulated depreciation and
 amortization                                     46,097             45,296

                                                  47,657             48,152

Other assets:
 Investments in related parties                    8,315              8,315
 Intangibles                                       5,828              6,038
 Other                                             5,854              7,198
 Related party receivables - Wakefern                894                871
 Related party receivables - other                 1,044              1,078
                                                  21,935             23,500

                                                $107,892           $110,984


                                                                 (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995.
See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                              January 27,       October 28,
                                                1996                1995
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,436          $   7,715
 Current portion of long-term debt,
  related party                                       -                 86
 Current portion of obligations under
  capital leases                                    317                303
 Current income tax liability                       (71)               77
 Deferred income tax liability                    1,295              1,295
 Accounts payable:
  Related party                                  25,546             20,239
  Others                                          6,030              5,753
 Accrued expenses                                 8,235              8,315

       Total current liabilities                 45,788             43,783

Long-term debt                                   14,733             20,349
Obligations under capital leases                  7,895              7,985
Deferred income taxes                             2,716              2,716
Other long-term liabilities                       5,892              5,779

        Total long-term liabilities              31,236             36,829

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000
 shares                                           1,700              1,700

Shareholders' equity:
  Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                         1,622               1,622
 Capital in excess of par                        2,351               2,351
 Retained earnings                              32,623              32,127
 Minimum pension liability adjustment             (806)               (806)
                                                35,790              35,294
Less 503,477 shares, held in
  treasury, at cost                              6,622               6,622
        Total shareholders' equity              29,168              28,672

                                             $ 107,892           $ 110,984
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995.
See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except per share data)

                                                       13 Weeks Ended

                                               January 27,   January 28,
                                                   1996         1995

Sales                                          $ 146,303    $ 151,748

Cost of merchandise sold                         109,763      114,124

Gross profit                                      36,540       37,624

Store operating, general and
 administrative expenses                          34,889       36,316

Income from operations                             1,651        1,308

Other (expense) income:
        Interest expense                            (882)      (1,319)
        Interest income                               19           21

Income before taxes                                  788           10

Income tax                                           292            3

Income before cumulative effect of
 change in accounting                                496            7

Cumulative effect of change in accounting,
 (net of tax benefit of $61)                           -         (175)

Net income (loss)                              $     496      $  (168)

Income (loss) per share before cumulative
 effect of change in accounting                $     .41    $    (.02)

Cumulative effect of change in accounting,
 net of taxes                                          -         (.16)

Net income (loss) per share                    $     .41    $    (.18)

Weighted average number of common
  shares outstanding                           1,118,150    1,118,150

Dividends per share                               -0-           -0-


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                  13 Weeks Ended

                                             Jan.27,1996     Jan.28,1995


Cash flows from operating activities:
  Net income (loss)                             $     496    $   (168)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    2,049       2,211
    Amortization, intangibles                         209         185
    Amortization, deferred financing costs            262          43
    Amortization, escalation rents                     81         148
    Amortization, other assets                          -          32
  Changes in assets and liabilities:
  (Increase)in inventories                          (696)        (11)
   Decrease in receivables and other
     current assets                                   239         357
   Decrease (increase) in other assets              1,094        (715)
   Decrease in related party receivables-Wakefern   1,831       3,113
  (Increase) in related party receivables-other      (309)          -
   Increase (decrease)in accounts payable           5,584     ( 4,458)
   Decrease (increase)in other liabilities           (196)        142

       Net cash provided by operating
        activities                                 10,644         879

Cash flows from investing activities:
  Purchase of property and equipment               (1,554)       (143)

       Net cash used in investing
        activities                                 (1,554)       (143)

Cash flows from financing activities:
  Principal payments under long-term debt         (13,049)     (1,014)
  Principal payments under capital
    lease obligations                                ( 76)     (  293)
  Proceeds from issuance of debt                    4,068           -

       Net cash used in financing activities       (9,057)     (1,307)

NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                        33        (571)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,435       5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,468    $  4,971

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending January 27, 1996, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 28, 1995 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 28, 1995.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per share in the quarter ended January 28, 1995. There was no material effect on earnings, in the quarter ended January 27, 1996, from the adoption of SFAS No. 112. Prior to this change, the Registrant charged these amounts to expense on a cash basis.
















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

The Agreement consists of three Term Loans (A, B and C) and a Revolving Note. Term Loan A totals $2,000,000, bears interest at 2% over prime, and was due August 15, 1995. Term Loan B totals $8,500,000, bears interest at 2% over prime and was due February 15, 1996. Term Loans A an B are required to be repaid from asset sales or equipment refinancing. Term Loan C totals $12,500,000 and bears interest at 2% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. Term Loan C is payable in quarterly installments commencing March 31, 1996 thru December 31, 1998. The Revolving Note, with a total availability, based on 60% of eligible inventory, of $15,000,000, bears interest at 1.5% over prime until Term Loans A and B are repaid, at which time interest is reduced to 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note.

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

The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants through January 27, 1996.

The new Agreement combined with an asset redeployment plan described below strengthens the Registrant's financial condition by reducing outstanding debt, lowering interest cost and providing working capital through the Revolving Note.

In order to repay Term Loans A and B on a timely basis, the Registrant has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey. Other than the sale of the two supermarkets in Pennsylvania, it is not anticipated that the Asset Redeployment Program will have any impact on the Registrant's sales, gross margins or net income. As of January 27, 1996 Term Loan A and Term Loan B had been fully repaid and Term Loan C had an outstanding balance of $12,500,000. Except for the sale of the assets of the two Pennsylvania supermarkets and the financing of equipment at three operating locations, other aspects of the Asset Redeployment Program remain to be completed.

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

On January 25, 1996 the Registrant financed the equipment at the three locations discussed above. The note bears interest at 10.58% and is payable in monthly installments over its four year term. $4,000,000 of the proceeds were applied against Term Loan B with the balance of $68,000 used to repay existing equipment financing in two of the stores. This payment completed the repayment of Term Loan B.

The Registrant's compliance with the major financial covenants under the Agreement was as follows as of January 27, 1996.

                                                    Actual
Financial                                          (As defined in the
Covenant                  Agreement                 Agreement)

Capital Expenditures      Less than $10,080,000       $ 5,166,000
Net Worth                 Greater than $27,500,000    $31,469,000
Fixed Charge Coverage
 Ratio                    Greater than .8 to 1.00     1.46 to 1.00
Total Liabilities to
 Net Worth Ratio          Less than 2.80 to 1.00      2.32 to 1.00
EBITDA                    Greater than $13,900,000    $17,056,000

On February 16, 1993, in order to partially fund capital expenditures made in fiscal 1992 and also to induce the senior lenders to amend the loan agreements, the Registrant sold to Wakefern Food Corporation 136,000 shares of duly authorized Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock") par value $12.50 per share, for $1,700,000, the aggregate par value of such shares. The Preferred Stock bears a preferential cumulative dividend at the rate of 8% per annum for three years, increasing at the rate of 2% per annum each 12 months thereafter.

The Preferred Stock is redeemable by the Registrant in whole or in part at any time and must be redeemed by the earlier of (i) June 8, 1999, (ii) consummation of the sale of all or substantially all of the Registrant's assets or upon entering into the first of a related series of transactions for the purpose of selling all or substantially all of the Registrant's assets, (iii) the changing of shares of the Common Stock of the Registrant into, or the exchange of such shares for, the securities of any other corporation, or (iv) a "Change of Control" (as such term is defined in the Registrant's Certificate of Incorporation) of its equity voting securities by way of merger, consolidation or otherwise. The Preferred Stock is convertible by Wakefern at any time after March 31, 1996 into shares of the Common Stock of the Registrant at the then market value of such shares at a conversion value of $12.50 per share of Preferred Stock but with the provision that no more than 1,381,850 shares (representing the total of the Registrant's unissued and treasury shares) may be issued on conversion of all of the Preferred Stock. The Agreement provides that no dividends may be paid on nor may any Preferred Stock be redeemed unless the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended October 28, 1995. As of January 27, 1996 all these targets have been met. The Registrant and Wakefern are currently discussing the possibility of amending certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and (b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. The Registrant expects to declare and pay dividends in arrears on the Preferred Stock of approximately $434,400 and does not expect to redeem the Preferred Stock in fiscal 1996 if the amendments are implemented.

No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At January 27, 1996, the Registrant had a working capital deficiency of $7,488,000 compared to a deficiency of $4,451,000 at October 28, 1995 and a deficiency of $8,818,000 at January 28, 1995.

The Registrant normally requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due.







Working capital ratios were as follows:

         January 27, 1996   0.84 to 1.0
         October 28, 1995   0.90 to 1.0
         January 28, 1995   0.82 to 1.0


Cash flows (in millions) were as follows:

                          1/27/96                 1/28/95

Operating activities...    $10.6                   $  .9
Investing activities...     (1.5)                   (0.1)
Financing activities...     (9.1)                   (1.3)
       Totals              $(0.0)                  $(0.5)

The Registrant had $12,619,000 of available credit, at January 27, 1996, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1996.

The decrease in other assets was due to the return to the Registrant of $1,230,000 of collateral from the worker's compensation insurance carrier. The increase in accounts payable was due to an increase in purchases from Wakefern for the last two weeks in January 1996 compared to the last two weeks in October 1995 and to deferred billing from Wakefern for purchases related to promotional sales events.

Depreciation was $2,049,000 while capital expenditures totaled $1,554,000, compared to $2,211,000 and $143,000 respectively in the prior year period.


Results of Operations    (13 weeks ended January 27, 1996 compared to 13
                          weeks ended January 28, 1995)

Sales:

Same store sales from the eighteen stores in operation in both periods increased 6.13% in the current year period versus the prior year period. Approximately 1% of the increase in same store sales is due to a change in the accounting for ShopRite coupons. Previously the value of these coupons had been credited to cost of goods sold but are now shown as an increase to sales. The balance of the increase in same store sales was attributable to an increase in both the number of customer transactions and the dollar value of the average customer order. An increase in advertising and promotion expense in the current period, as well as improved inventory stocking levels, contributed to these increases.

Sales for the eighteen stores in operation for the current quarter totaled $146.3 million as compared to $151.7 million of sales from the twenty stores, including the two Pennsylvania stores sold in May 1995, operated in the prior year period.


Gross Profit:

Gross profit on sales increased slightly to 25.0% of sales compared to 24.8% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.3 million compared to $1.2 million in the prior year period. The exclusion of results of the two Pennsylvania stores, from the prior year results, would not have had any material impact on gross profit percentages when comparing the current period to the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 23.8% versus 23.9% in the prior year period. Although the reduction in sales in the current period contributed to an increase in percent of general and administrative costs, and advertising, snow removal and supply costs increased, these increases were more than offset by lower store payroll and fringe benefit expense.

Interest Expense:

Interest expense decreased to $882,000 from $1,319,000 while interest income was $19,000 compared to $21,000 for the prior period. The decline in interest expense for the current year period was due to a decrease in outstanding debt of $20,700,000 since January 28, 1995, as well as a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 37% has been used in the current period based on the expected effective tax rate for fiscal 1996, while a rate of 30% was used in the prior year period.

Net Income:

Net income was $496,000 in the current year period compared to $7,000 in the prior year period before the cumulative effect of a change in accounting and a loss of $168,000 in the prior year period after the cumulative effect of a change in accounting. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $4,252,000 as compared to $3,927,000 in the prior year period. Net income per common share was $.41 in the current period compared to a loss of $(.02) in the prior year period before the cumulative effect of a change in accounting. Both period calculations are based on 1,118,150 shares outstanding and a provision of $34,000 for preferred stock dividends.











                                  PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                         Exhibit (27) - Financial Data Schedule
                         Exhibit (99) - Amendment of Revolving
                         Credit and Term Loan Agreement - dated as of January 25, 1996.

                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended January 27, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:  March 12, 1996                      /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  March 12, 1996                      /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer

                                EXHIBIT 99

          AMENDMENT OF REVOLVING CREDIT AND TERM LOAN AGREEMENT


        AMENDMENT OF REVOLVING CREDIT AND TERM LOAN AGREEMENT, dated as of January __, 1996 among NEW LINDEN PRICE RITE, INC. ("New Linden"), SHOP RITE OF READING, INC.("Reading" and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), FOODARAMA SUPERMARKETS, INC. (the
"Pa rent"), the Guarantors signatory hereto, the lenders party to the
Cre   dit Agreement (as hereinafter defined)(collectively with their respective permitted successors and assigns, the "Lenders"), and NATWEST
BAN K N.A. (formerly National Westminster Bank USA), as agent for the
Len ders (in such capacity together with any successor thereto in such
cap                        acity, the "Agent").

                                 RECITALS

        WHEREAS, the Borrowers, the Guarantors, the Lenders and the Agent have entered into a Revolving Credit and Term Loan Agreement dated as of
February 15, 1995 (as amended, restated, modified and supplemented, the "Credit Agreement"), pursuant to which the Borrower may borrow up to an amo  unt of $15,000,000 on a revolving loan basis and in an aggregate
ori    ginal principal amount of $23,000,000 on a term loan basis;

        WHEREAS, the Borrowers, the Parent and the Guarantors have each requested that the Credit Agreement be amended to, among other things, (i) permit the Parent and New Linden to jointly and severally incur $4,067,843.53 of aggregate principal indebtedness (the "Finova Loan") from Finova Capital
Cor poration ("Finova"), $4,000,000 of which shall be used to prepay a portion of Term Loan B and the remainder of which shall be used to repay certain indebtedness owing by Borrowers and/or Parent to MetLife Capital Corporation and (ii) permit the Parent and New Linden to provide a lien on and a security interest in the Finova Collateral as hereinafter defined;
and

        WHEREAS, the Agent and the Lenders have agreed, subject to the terms and conditions of this Amendment, to amend the Credit Agreement as hereinafter set forth.

        Terms used but not defined herein shall have the meaning assigned thereto in the Credit Agreement.

        NOW, THEREFORE, in consideration of the premises and the mutual covenants herein, IT IS AGREED as follows:

        1. Amendment of Credit Agreement. The Credit Agreement shall be and is hereby amended, as of the Effective Date (as hereinafter defined), as follows:

              a.  Section 7.01 of the Credit Agreement shall be amended by
(i) deleting the word "or" in clause (k) thereof, (ii) deleting the "." at the end of clause (l) thereof, (iii) adding "; or" at the end of clause (l) thereof and (iv) adding the following:

   "(m) Liens created pursuant to the Finova Loan Agreement on all equipment, furniture, machinery and fixtures of the Parent and New Linden located at the premises described below (the "Premises") and all proceeds of and accessions and additions thereto, substitutions therefor (to the extent constituting equipment, furniture, machinery and fixtures) and all replacements thereof (to the extent constituting equipment, furniture, machinery and fixtures), cash and non-cash, including insurance proceeds
                         (the "Finova Collateral").

   Premises: 2909 Washington Road
             Parlin, New Jersey

             1306 Centennial Avenue
             Piscataway, New Jersey

             2200 Highway 66
             Neptune, New Jersey"

             b.   Section 7.03 of the Credit Agreement shall be amended by
(i) deleting clause 7.03(i)(a) and substituting in lieu thereof "(a) up to $1,000,000 existing on the Effective Date of the Amendment of Revolving Credit and Term Loan Agreement dated as of January ___, 1996 among the Borrowers, the Parent, the Guarantors, the Agent and the Lenders;", (ii) deleting the word "and" at the end of clause (viii) thereof, (iii) deleting the "." at the end of clause (ix) thereof, (iv) adding ", and" at the end of clause (ix) thereof and (v) adding "(x) Indebtedness in a maximum original aggregate principal amount of $4,067,843.53 (minus all payments of principal thereon) owing by the Parent and New Linden to Finova pursuant to the Loan and Security Agreement dated ___________, 199_ as originally in effect,(the "Finova Loan Agreement") among the Parent, New Linden and
Finova C             apital Corporation ("Finova")."

             c. Section VIII shall be amended by (i) inserting after the "," which appears after the thirty-first word in clause (g) of such section, " including without limitation under the Finova Loan,", (ii) deleting the reference to "$1,000,000" in clause (j) of such section and by substituting "$500,000" therefor, (iii) deleting the word "or" at the end of clause (l) thereof and adding the word "or" at the end of clause (m) thereof and (iv) adding "(n) any violation by the Parent, New Linden or Finova of the Intercreditor Agreement dated as of ____________, 1996 among
Finova, the Pare     nt, New Linden and the Agent.".

             d. Section 6.05 shall be amended by (i) deleting the word "and" at the end of clause (i) thereof, (ii) deleting the "." at the end of clause
(j) thereof, (iii) adding "; and" at the end of clause (j) thereof and (iv) adding "(k) Borrowers, Parent and Guarantors shall from time to time provide Agent with a copy of all documents and information provided by each to Finova."


        2. Representations and Warranties. In order to induce the Lenders and the Agent to enter into this Amendment, the Borrowers, the Parent and the Guarantors make the following representations and warranties (which representations and warranties shall survive the execution and delivery of this Amendment) as of the date hereof and as of the Effective Date:

             (a) The Borrowers, the Parent and the Guarantors restate and repeat (as of February 15, 1995, as of the date hereof and as of the Effective Date) each of the representations and warranties contained in the Credit Agreement.

             (b) There has occurred and is continuing no Event of Default as defined in the Credit Agreement and there has occurred and is continuing no event which, with the giving of notice or the passage of time or both, would constitute an Event of Default.

             (c) Each of the Borrowers, the Parent and the Guarantors has the corporate power to borrow and/or guaranty, as the case may be, and to execute, deliver and carry out the terms and provisions of this Amendment and all instruments and documents delivered by each of them pursuant to this
Amendment and each of the Borrowers, the Parent and the Guarantors has taken or caused to be taken all necessary corporate action (including, but not limited to, the obtaining of any consent of stockholders required by law or by the Articles or Certificate of Incorporation or By-Laws of the Borrowers, the Parent or any Guarantor) to authorize the execution, deliv-
ery and performance of this Amendment, the borrowings referred to herein and the execution, delivery and performance of the instruments and
document      s delivered by it pursuant to this Amendment.

             (d) None of the Borrowers, the Parent or any Guarantor is in default under any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it may be bound. Neither the execution and delivery of this Amendment or any of the instruments and documents to be delivered pursuant to this Amendment, nor the consummation of the transactions herein and therein contemplated, nor compliance with the provisions hereof or thereof will (i) violate any law or regulation, or
(ii) result in or cause a violation by the Borrowers, the Parent or any Guaranto r, of any order or decree of any court or governmental instrumentality, or (iii) conflict with, or result in the breach of, or constitute a default under, any indenture, mortgage, deed of trust, agree-ment or other instrument to which the Borrowers, the Parent or any
Guarantor is a party or may be bound or (iv) result in the creation or imposition of any lien, charge or encumbrance upon any of the property of the Borrowers, the Parent or any Guarantor (other than liens in the Finova Collateral securing the Finova Loan), or (v) violate any provision of the Articles or Certificate of Incorporation, By-Laws or any preferred stock
provisio    ns of the Borrowers, the Parent or any Guarantor.

             (e) No action of, or filing with, any governmental or public body or authority is required to authorize, or is otherwise required in connection with, the execution, delivery and performance of this Amendment or any of the instruments or documents to be delivered by the Borrowers, the Parent
or any G           uarantor pursuant to this Amendment.

             (f) This Amendment, and all of the other instruments and documents to be delivered by the Borrowers, the Parent and/or the Guarantors pursuant to this Amendment, constitute a legal, valid and binding obligation of each of the Borrowers, the Parent and the Guarantors party thereto, enforceable in accordance with its terms, subject, as to enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws and to
moratori           um laws from time to time in effect.

                  3. Effective Date. This Amendment shall become effective upon the satisfaction of each of the following conditions precedent (the date of such satisfaction, the "Effective Date"):

             (a) The Agent and the Lenders shall have received a counterpart of this Amendment, duly executed and delivered by each of the Agent, the Borrowers, the Parent, the Guarantors and the Lenders.

             (b) The Agent shall have received a certificate of each of the Borrowers, the Parent and the Guarantors, executed by a Responsible Officer of each of the Borrowers, the Parent and the Guarantors and dated the Effective Date, as to the truthfulness and accuracy of the representations and warranties made in this Amendment and as to the absence of Events of Default under the Loan Documents or events which, with the giving of notice or the passage of time or both, would constitute an Event of Default.

             (c) The Agent shall have received the favorable written opinion of counsel for the each of the Borrowers, the Parent and each of the Guarantors, in form and substance satisfactory to the Agent and the Lenders dated the Effective Date and addressed to the Agent and Lenders.

             (d) The Agent shall have received evidence of authorization of the Borrowers, the Parent and the Guarantors with respect to the execution, delivery and performance of this Amendment and the transactions contemplated hereunder, such evidence to be in form and substance satisfactory to the Agent.

             (e) The Agent shall have received from the Parent and New Linden immediately available funds in the amount of $4,000,000 to be applied to
Term Loa                           n B.

             (f) The Agent shall have received a copy of and determined to be in a form and substance satisfactory to them all of the documents executed by the Borrowers, the Parent and/or the Guarantors in connection with the Finova Loan (the "Finova Documents").

             (g) The Agent and Finova shall have executed the Intercreditor Agreement dated __________, 1996 (the "Intercreditor Agreement"), which shall have been accepted and agreed to by the Parent and New Linden.


        4. Consent to Intercreditor Agreement. Each of the Lenders consents to the execution and delivery by the Agent of the Intercreditor Agreement.

        5. Counterparts; Telecopy. This Amendment may be executed by the parties hereto individually or in any combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same amendment. The delivery of a signed signature page to this Amendment by telecopy transmission shall constitute due execution and delivery of this Amendment for all purposes.


        6. Credit Agreement and All Other Loan Documents in Full Force and Effect; Confirmation of Collateral. Except as amended by this Amendment, all of the provisions of the Credit Agreement and all of the provisions of each Loan Document shall remain in full force and effect from and after the date hereof. The undersigned hereby confirm and agree that all collateral security and guaranties granted by any of the undersigned in connection with the Credit Agreement and/or the Loan Documents remains in full force
and effect        after giving effect to this Amendment.


        7. References to Credit Agreement. From and after the Effective Date, (a) all references in the Credit Agreement to "this Agreement", "hereof", "herein", or similar terms and (b) all references to the Credit Agreement in each agreement, instrument and other document executed or delivered in connection with the Credit Agreement, shall mean and refer to the Credit Agreement, as amended by this Amendment.


        8. Further Assurances. The parties hereto agree to execute and deliver any and all further agreements, certificates and other documents rea sonably necessary to implement the provisions of this Amendment.

        IN WITNESS WHEREOF, the Agent, the Lenders, the Borrowers, the Parent and the Guarantors have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.


                              FOODARAMA SUPERMARKETS, INC., as
                                Parent and as Guarantor


                              By:______________________________
                                 Name: Michael Shapiro

                              Title: Senior Vice-President


                            NEW LINDEN PRICE RITE, INC., as
                              Borrower and as Guarantor


                            By:______________________________
                               Name: Michael Shapiro
                               Title: Senior Vice-President



                            SHOP RITE OF READING, INC., as
                              Borrower and as Guarantor


                            By:______________________________
                               Name: Michael Shapiro
                               Title: Senior Vice-President



                            SHOP RITE OF MALVERNE, INC., as
                                Guarantor


                            By:_______________________________
                               Name: Michael Shapiro
                               Title: Senior Vice-President



                            NATWEST BANK N.A.(formerly
                              National Westminster Bank USA),
                                as Agent


                            By:_______________________________
                               Name: Thomas Maiali
                               Title: Vice-President



                            NATWEST BANK N.A. (formerly
                              National Westminster Bank USA),
                                as Lender


                            By:_______________________________
                               Name: Thomas Maiale
                               Title: Vice-President



                            CHEMICAL BANK, as Lender


                            By:_______________________________
                               Name: George L. McKinley
                               Title: Vice-President



                            IBJ SCHRODER BANK & TRUST COMPANY,
                                     as Lender


                            By:_______________________________
                               Name: Peter W. Thompson
                               Title: Vice-President