Form 10-Q
period 1996-04-27
FOODARAMA SUPERMARKETS INC
filed 1996-06-11
CIK 37914

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549
                               FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

              For the Quarterly period ended April 27, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.


                              Yes   X       No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
       CLASS                                         June 7,1996

    Common Stock                                    1,118,150 shares
    $1 par value


                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             April 27, 1996 and October 28, 1995

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             April 27, 1996 and April 29, 1995

                             Unaudited Consolidated Statements of
                             Operations for the twenty six weeks ended
                             April 27, 1996 and April 29, 1995

                             Unaudited Consolidated Statements of
                             Cash Flows for the twenty six weeks ended
                             April 27, 1996 and April 29, 1995

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K




PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                              April 27,         October 28,
                                               1996                1995
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  3,028           $  3,435
 Merchandise inventories                          28,490             27,669
 Receivables and other current assets              2,663              2,916
 Related party receivables - Wakefern              3,103              4,804
 Related party receivables - other                   386                508

     Total current assets                         37,670             39,332

Property and equipment:
 Land                                              1,650              1,650
 Buildings and improvements                        1,867              1,867
 Leaseholds and leasehold improvements            30,410             30,188
 Equipment                                        47,196             45,679
 Property and equipment under capital leases      14,064             14,064

                                                  95,187             93,448
 Less accumulated depreciation and
 amortization                                     47,310             45,296

                                                  47,877             48,152

Other assets:
 Investments in related parties                    8,315              8,315
 Intangibles                                       5,664              6,038
 Other                                             3,867              7,198
 Related party receivables - Wakefern                918                871
 Related party receivables - other                 1,224              1,078
                                                  19,988             23,500

                                                $ 105,535          $110,984
                                                                  (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995.
See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                              April 27,         October 28,
                                                 1996                1995
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   4,838          $   7,715
 Current portion of long-term debt,
  related party                                       -                 86
 Current portion of obligations under
  capital leases                                    334                303
 Current income tax liability                      (354)                77
 Deferred income tax liability                    1,295              1,295
 Accounts payable:
  Related party                                  19,292             20,239
  Others                                          6,336              5,753
 Accrued expenses                                 8,643              8,315

       Total current liabilities                 40,384             43,783

Long-term debt                                   17,502             20,349
Obligations under capital leases                  7,802              7,985
Deferred income taxes                             2,716              2,716
Other long-term liabilities                       5,889              5,779

        Total long-term liabilities              33,909             36,829

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000 shares          1,700              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares      1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               32,997             32,127
 Minimum pension liability adjustment              (806)              (806)
                                                 36,164             35,294
 Less 503,477 shares, held in
  treasury, at cost                               6,622              6,622
        Total shareholders' equity               29,542             28,672

                                              $ 105,535          $ 110,984
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995. See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       13 Weeks Ended

                                                April 27,       April 29,
                                                   1996           1995

Sales                                           $ 140,815     $ 147,432

Cost of merchandise sold                          105,290       110,220

Gross profit                                       35,525        37,212

Store operating, general and
 administrative expenses                           34,264        36,375

Income from operations                              1,261           837

Other (expense) income:
        Gain on the sale of stores                      -           570
        Interest expense                             (721)       (1,215)
        Interest income                                53             5

Income before taxes and extraordinary item            593           197

Income tax provision                                  219            51

Income before extraordinary item                      374           146

Extraordinary item: Early extinguishment of
 debt (net of taxes of $480)                            -         (1,368)

Net income (loss)                               $     374        $(1,222)

Income per common share before extraordinary
 item                                           $     .31       $    .10

Extraordinary item                                      -          (1.22)

Net income (loss) per common share              $     .31       $  (1.12)
Weighted average number of common
  shares outstanding                            1,118,150      1,118,150

Dividends per common share                         -0-             -0-

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                         26 Weeks Ended

                                                      April 27,    April 29,
                                                       1996         1995

Sales                                                $ 287,118    $ 300,246

Cost of merchandise sold                               215,053      225,716

Gross profit                                            72,065       74,530

Store operating, general and
 administrative expenses                                69,153       72,385


Income from operations                                   2,912        2,145

Other (expense) income:
         Gain on the sale of stores                          -          570
         Interest expense                               (1,603)      (2,534)
         Interest income                                    72           26
Income before taxes, extraordinary item and
 cumulative effect of change in accounting               1,381          207

Income tax provision                                       511           54

Income before extraordinary item and cumulative
 effect of change in accounting                            870          153

Extraordinary item: Early extinguishment of
 debt (net of taxes of $480)                                 -       (1,368)

Cumulative effect of change in accounting
 (net of taxes of $61)                                       -        ( 175)


Net income (loss)                                    $     870    $  (1,390)


(continued)
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

(continued)
                                                         26 Weeks Ended

                                                    April 27,    April 29,
                                                       1996         1995



Income per common share before extraordinary
 item and cumulative effect of change
 in accounting                                       $     .72     $    .08


Extraordinary item                                           -        (1.22)

Cumulative effect of change in accounting                    -        ( .16)


Net income (loss) per common share                   $     .72     $  (1.30)


Weighted average number of common
  shares outstanding                                  1,118,150    1,118,150


Dividends per common share                             -0-           -0-




See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                      26 Weeks Ended

                                              April 27,1996   April 29,1995
  Cash flows from operating activities:
  Net income (loss)                             $     870    $ (1,390)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                     3,923       4,411
   Amortization, intangibles                          374         362
   Amortization, deferred financing costs             459         229
   Amortization, escalation rents                     161         295
   Amortization, other assets                           -          64
   Gain on sale of property                             -        (570)
Changes in assets and liabilities:
   (Increase) decrease in inventories                (821)        386
   Decrease in receivables and other
   current assets                                     253       1,224
   Decrease (increase) in other assets              2,679      (1,413)
   Decrease in related party receivables-Wakefern   1,701       2,485
   Decrease in related party receivables-other        122           -
   Decrease in accounts payable                      (364)     (4,275)
   Decrease in other liabilities                     (154)     (1,583)

       Net cash provided by operating
        activities                                  9,203         225

Cash flows from investing activities:
  Purchase of property and equipment               (3,648)     (  624)
  Net proceeds from sale of property                    -         945

       Net cash (used in) provided by
        investing activities                       (3,648)        321

Cash flows from financing activities:
  Principal payments under long-term debt          (9,878)    (35,987)
  Principal payments under capital
    lease obligations                                (152)      ( 467)
  Proceeds from issuance of debt                    4,068      35,005

       Net cash used in financing activities       (5,962)     (1,449)

NET DECREASE IN CASH AND CASH EQUIVALENTS            (407)       (903)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,435       5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,028    $  4,639

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of April 27, 1996, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 28, 1995 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 28, 1995.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per common share in the quarter ended January 29, 1995. There was no material effect on earnings, in the quarter ended April 27, 1996, from the adoption of SFAS No. 112. Prior to this change, the Registrant charged these amounts to expense on a cash basis.








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

Pursuant to the provisions of the terminated loan agreements, the Registrant was required to pay a special premium totaling $1,100,000. Additionally, the Registrant paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Registrant wrote off, in the second quarter of 1995, expenses of $1,848,000 ($1,009,000 after taxes, as adjusted in the fourth quarter of fiscal 1995 for the fiscal year effective tax rate), including the special premium related to the early extinguishment of debt.

The Agreement contains certain affirmative and negative covenants which, among other matters will, (I) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants through April 27, 1996.

The new Agreement combined with an asset redeployment plan described below strengthens the Registrant's financial condition by reducing outstanding debt, lowering interest cost and providing working capital through the Revolving Note.

In order to repay Term Loans A and B on a timely basis, the Registrant has developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey, the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey. Other than the sale of the two supermarkets in Pennsylvania, it is not anticipated that the Asset Redeployment Program will have any impact on the Registrant's sales, gross margins or net income. As of April 27, 1996 Term Loan A and Term Loan
B had been fully repaid and Term Loan C had an outstanding balance of $11,392,500. Except for the sale of the assets of the two Pennsylvania supermarkets and the financing of equipment at three operating locations, other aspects of the Asset Redeployment Program remain to be completed.

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

On February 2, 1996, $265,000 of Term Loan C was repaid from the proceeds of the worker's compensation insurance deposit discussed above, on February 7, 1996, $125,000 of Term Loan C was repaid from the proceeds of a New York State tax refund and on March 29, 1996 a scheduled quarterly payment of $717,500 was made on Term Loan C.

The Registrant's compliance with the major financial covenants under the Agreement was as follows as of April 27, 1996.


                                                    Actual
Financial                                          (As defined in the
Covenant                  Agreement                 Agreement)

Capital Expenditures      Less than $9,839,000       $  6,779,000
Net Worth                 Greater than $27,500,000    $31,843,000
Fixed Charge Coverage
 Ratio                    Greater than .8 to 1.00     1.25 to 1.00
Total Liabilities to
 Net Worth Ratio          Less than 2.80 to 1.00      2.22 to 1.00
EBITDA                    Greater than $14,200,000    $17,054,000

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

The Preferred Stock is redeemable by the Registrant in whole or in part at any time and must be redeemed by the earlier of (I) June 8, 1999, (ii) consummation of the sale of all or substantially all of the Registrant's assets or upon entering into the first of a related series of transactions for the purpose of selling all or substantially all of the Registrant's assets, (iii) the changing of shares of the Common Stock of the Registrant into, or the exchange of such shares for, the securities of any other corporation, or (iv) a "Change of Control" (as such term is defined in the Registrant's Certificate of Incorporation) of its equity voting securities by way of merger, consolidation or otherwise. The Preferred Stock was convertible by Wakefern at any time after March 31, 1996 into shares of the Common Stock of the Registrant at the then market value of such shares at a conversion value of $12.50 per share of Preferred Stock but with the provision that no more than 1,381,850 shares (representing the total of the Registrant's unissued and treasury shares) may be issued on conversion of all of the Preferred Stock. The Agreement provides that no dividends may be paid on nor may any Preferred Stock be redeemed unless the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended October 28, 1995. As of April 27, 1996 all these targets have been met. As of March 29, 1996 the Registrant and Wakefern amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and (b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as the current quarterly dividend of $34,000.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At April 27, 1996, the Registrant had a working capital deficiency of $2,714,000 compared to a deficiency of $4,451,000 at October 28, 1995 and a deficiency of $11,808,000 at April 29, 1995.

The Registrant normally requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due.

Working capital ratios were as follows:

        April 27, 1996     0.93 to 1.0
        October 28, 1995   0.90 to 1.0
        April 29, 1995     0.77 to 1.0


Cash flows (in millions) were as follows:

                          4/27/96                 4/29/95

Operating activities...    $ 9.2                   $  .2
Investing activities...     (3.6)                     .3
Financing activities...     (6.0)                   (1.4)
       Totals              $(0.4)                  $(0.9)

The Registrant had $7,994,000 of available credit, at April 27, 1996, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1996.

The decrease in other assets was due to the return to the Registrant of $1,230,000 of collateral and the exchange of an additional $2,000,000 of collateral for a letter of credit with the worker's compensation insurance carrier. The decrease in related party receivables-Wakefern was due to the receipt in December 1995 of $3,040,000 for the balance of the patronage dividend due for Wakefern's year ended September 30, 1995 offset by a receivable of $1,147,000 for the patronage dividend for Wakefern's current year.

Depreciation was $3,923,000 while capital expenditures totaled $3,648,000, compared to $4,411,000 and $624,000 respectively in the prior year period.


Results of Operations    (13 weeks ended April 27, 1996 compared to 13
                          weeks ended April 29, 1995)

Sales:

Same store sales from the eighteen stores in operation in both periods increased 4.3% in the current year period versus the prior year period. An increase in promotional activities in the current period, as well as improved inventory stocking levels, contributed to this increase.

Sales for the eighteen stores in operation for the current quarter totaled $140.8 million as compared to $147.4 million of sales from the twenty stores, including the two Pennsylvania stores sold in May 1995, operated in the prior year period.

Gross Profit:

Gross profit on sales was 25.2% of sales in both the current and prior year periods. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.1 million in both periods. The exclusion of results of the two Pennsylvania stores, from the prior year results, would not have had any material impact on gross profit percentages when comparing the current period to the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.3% versus 24.7% in the prior year period. Although the reduction in sales in the current period contributed to an increase in percent of general and administrative costs, and promotion, snow removal and utility costs increased, these increases were more than offset by lower supply costs and occupancy expense. Income from the sale of cardboard declined by $94,000 due to a drop in the cardboard market.

Interest Expense:

Interest expense decreased to $721,000 from $1,215,000 while interest income was $53,000 compared to $5,000 for the prior period. The decline in interest expense for the current year period was due to a decrease in outstanding debt of $17,500,000 since April 29, 1995, as well as a decrease in the interest rate paid on debt.





Income Taxes:

An income tax rate of 37% has been used in the current period based on the expected effective tax rate for fiscal 1996, while a rate of 26% was used in the prior year period.

Net Income:
Net income was $374,000 in the current year period. This compares to $146,000 in the prior year period before the extraordinary item resulting from the write off of costs related to the early extinguishment of debt and a loss of $1,222,000 in the prior year period after the extraordinary item. Net income before taxes, as well as EBITDA, for the thirteen weeks ended April 29, 1995 included a gain on the sale of property of $570,000 ($422,000 after taxes). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $3,577,000 as compared to $4,149,000 in the prior year period. Net income per common share was $.31 in the current period compared to income of $.10 in the prior year period before the extraordinary item. Both period calculations are based on 1,118,150 shares outstanding and a provision of $34,000 for preferred stock dividends.



Results of Operations    (26 weeks ended April 27, 1996 compared to 26
                          weeks ended April 29, 1995)

Sales:

Same store sales from the eighteen stores in operation in both periods increased 4.9% in the current year period versus the prior year period. An increase in promotional activities in the current period, as well as improved inventory stocking levels, contributed to this increase.

Sales for the eighteen stores in operation for the current year twenty six week period totaled $287.1 million as compared to $300.2 million of sales from the twenty stores, including the two Pennsylvania stores sold in May 1995, operated in the prior year period.

Gross profit:

Gross profit on sales increased slightly to 25.1% of sales compared to 24.8% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.2 million compared to $2.3 million in the prior year period. The exclusion of results of the two Pennsylvania stores, from the prior year results, would not have had any material impact on gross profit percentages when comparing the current period to the prior year period.
Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.1% in both periods. Although the reduction in sales in the current period contributed to an increase in percent of general and administrative costs, and promotion and snow removal costs increased, these increases were offset by lower store payroll and occupancy costs. Income from the sale of cardboard declined by $241,000 due to a drop in the cardboard market.

Interest Expense:

Interest expense decreased to $1,603,000 from $2,534,000 while interest income was $72,000 compared to $26,000 for the prior period. The decline in interest expense for the current year period was due to a decrease in outstanding debt of $17,500,000 since April 29, 1995, as well as a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 37% has been used in the current period based on the expected effective tax rate for fiscal 1996, while a rate of 26% was used in the prior year period.

Net Income:

Net income was $870,000 in the current year period. This compares to $153,000 in the prior year period before an extraordinary item and the cumulative effect of a change in accounting and a loss of $1,390,000 in the prior year period after the extraordinary charge and the cumulative effect of a change in accounting. Net income in the prior year period includes an after tax gain of $422,000 on the sale of property. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,829,000 as compared to $7,506,000 in the prior year period before the gain on the sale of property. Net income per common share was $.72 in the current period compared to $.08 in the prior year period before the extraordinary charge and the cumulative effect of a change in accounting. Both period calculations are based on 1,118,150 shares outstanding and a provision of $68,000 for preferred stock dividends.















                               PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                         Exhibit (3)(i) - Amendment to the Certificate of Incorporation of Foodarama Supermarkets, Inc. dated April 4, 1996.
                         Exhibit (27) - Financial Data Schedule.
                         Exhibit (99)(i) - Amendment of Revolving
                         Credit and Term Loan Agreement - dated as of May 10, 1996.
                         Exhibit (99)(ii) - Agreement with Wakefern
                         Food Corporation - dated as of March 29, 1996.

                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended April 27, 1996.














                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:   June 10, 1996                      /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:   June 10, 1996                      /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer

                              EXHIBIT (3)(i)

                         CERTIFICATE OF AMENDMENT

                                    OF

                       CERTIFICATE OF INCORPORATION

                                    OF

                       FOODARAMA SUPERMARKETS, INC.


To: The Secretary of State
     State of New Jersey

     Pursuant to the provisions of Section 14A:7-2(2) of the New Jersey Business Corporation Act, the undersigned corporation executes the following Certificate of Amendment to its Certificate of Incorporation:

     First: The name of the corporation (the "Corporation") is Foodarama Supermarkets, Inc.

     Second: Pursuant to the authority expressly vested in it by the provisions of the Certificate of Incorporation of the Corporation, the Board of Directors of the Corporation duly adopted the following resolution:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of Article Fifth of its Certificate of Incorporation, the Board of Directors hereby amends the relative rights of the Class A 8% Cumulative Convertible Preferred Stock (hereinafter referred to as "Class A Preferred Stock") so that (i) the first date upon which the Class A Preferred Stock may be converted is hereby changed from March 31, 1996 to March 31, 1997; and
(ii) the date that the first 2% increase in the dividend rate of the Class A Preferred Stock will occur is hereby changed from the third anniversary date of the date of issuance of such shares to the fourth anniversary date of the date of issuance of such shares with a corresponding one-year postponement of all subsequent 2% increases in dividend rate.

     RESOLVED, that the designation, voting powers, preferences and relative, participating, and other rights, and qualifications, limitations and restrictions of the Class A Preferred Stock are as follows:

     1. Definitions

     "Average Market Price" means, the average of the closing prices of the Corporation's Common Stock, par value $1.00 per share ("Common
Stock"), regular way, on all trading days in the sixty (60) day period prior to the date as of which Average Market Price is to be calculated, or if no sale takes place on any such trading day, the mean between the closing bid and asked prices of the Common Stock on such trading day. The Average Market Price shall be subject to adjustment to give effect to (i) the declaration of any dividend on the Common Stock in shares of the Corporation's capital stock, (ii) the subdivision of the outstanding Common Stock, (iii) the combination of the outstanding shares of Common Stock into a lesser number of shares, (iv) the issuance by reclassification of the Common Stock of any shares of the Corporation's capital stock and (v) any similar happening or event, in each case, to the extent such occurs during the sixty day period used to calculate Average Market Price.

     "Business Day" means any day which is not a Saturday, a Sunday, a legal holiday or a day on which banking institutions in New York City are authorized or required by law, regulation or executive order to be closed.

     "Redemption Event" means the earlier of (i) such time that the Corporation shall have (a) sold all or substantially all of its assets, or shall have entered into the first of a series of related transactions for the purpose of selling all or substantially all of its assets, (b) experienced a Change in Control (as defined below) of its equity voting securities by way of merger, consolidation or otherwise or (c) changed the shares of Common Stock of the Corporation into, or exchanged such shares for, the securities of any other corporation or (ii) June 8, 1999.
"Change in Control" shall mean: (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of the lesser of (i) more of the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors than is then held in the aggregate by (x) Joseph Saker, his affiliates, family members, estate, heirs or members of a "group" with him and (y) Richard Saker (collectively, "Saker") or (ii) 50% or more of the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors; (b) the acquisition from Saker and/or the Company by any individual, entity or "group" other than an underwriter in connection with a firm underwritten offering of any securities of the Corporation, which acquisition is not consented to by the holders of at least 50% of the shares of Class A Preferred Stock (as defined below), of beneficial ownership of an aggregate of 5% or more of the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors; (c) the Common Stock shall cease to be registered under the Exchange Act; (d) if Saker shall sell or otherwise transfer (in oe transaction or series of transactions) more than 25% of the shares of Common Stock owned by Saker on the date hereof (after giving affect to any dilutive events); or (e) if, after any election of a member to the Board of Directors of the Corporation, a majority of the Board shall consist of members not nominated, or not elected, by a majority of the members of the immediately preceding Board of Directors who have served as such for at least eleven
(11) months. Notwithstanding the preceding sentence, the assignment, sale or other transfer of the Class A Preferred Stock shall not constitute a Change of Control.

     2.   Designation

     The series of preferred stock is designated "Class A 8% Cumulative Convertible Preferred Stock" (hereinafter referred to as "Class A Preferred Stock"), par value $12.50 per share (the "Par Value"), and the number of shares which shall constitute such series shall be 136,000 shares, which number of shares may be increased or decreased (but not below the number thereof then outstanding) from time to time by the Board of Directors. So long as any Class A Preferred Stock shall be outstanding the Corporation shall not issue any additional shares of Class A Preferred Stock or any equity security on a parity with or senior to Class A Preferred Stock without the consent of the holders of in excess of a majority of the then outstanding Class A Preferred Stock. No Class A Preferred Stock acquired by the Corporation by reason of redemption, purchase or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated form the shares which the Corporation shall be authorized to issue.

     3.   Dividends

     The holders of record of shares of the Class A Preferred Stock shall be entitled to receive cumulative preferential cash dividends when and as declared by the Board of Directors out of funds legally available therefor. In the event that sufficient funds for any dividend shall not at any time be otherwise legally available, the Corporation shall use its best efforts to cause such availability to come into existence. So long as any shares of Class A Preferred Stock shall remain outstanding, the Corporation may not declare or pay any dividend, make a distribution, or purchase, acquire, redeem, pay monies to the holders of, or set aside or make monies available for a sinking fund for the purchase or redemption of, any shares of Common Stock or any share of any other class or series of the Corporation's preferred stock ranking junior to the Class A Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up of the Corporation unless (i) all dividends in respect of the Class A Preferred Stock for all past dividend periods have been paid and such dividends for the current dividend period have been paid or declared and duly provided for, and (iii) all amounts in respect of the mandatory redemption of Class A Preferred Stock pursuant to the terms of paragraph 6A below have been paid. Dividends on the Class A Preferred Stock shall be payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year (each a "Dividend Date") beginning April 30, 1993 at the rate per share equal to eight (8%) percent of the Par Value per annum; provided that from and after the fourth anniversary date of the date of issuance of Class A Preferred Stock, the rate per annum at which dividends shall accrue with respect to such shares shall increase by two (2%) percent per year; provided further, however, that if the rate in effect each year as a result of such increase is not permitted by applicable law, such dividends shall accrue at the highest rate then permitted under applicable law. Dividends on the Class A Preferred Stock shall accrue and compound from the date of issuance and shall be cumulative, whether or not declared or paid. The amount of any dividends accrued on any share of the Class A Preferred Stock at any Dividend Date shall be deemed to be an amount equal to the sum of the amount of any unpaid dividends accumulated thereon to and including such Dividend Date, whether or not earned or declared (and whether or not in any dividend period or periods there are net profits or net assets of the Corporation legally available therefor), and the amount of dividends accrued on any share of the Class A Preferred Stock at any date other than a Dividend Date shall be an amount calculated on the basis of the annual dividend rate for the period after such last preceding Dividend Date to and including the dates on which the calculation is made, based on a 360-day year of twelve 30-day months.

     Subject to the provisions set forth above in this Section 3, dividends as may be determined by the Board of Directors may be declared and paid from time to time out of any funds legally available for the payment of dividends, and the Class A Preferred Stock shall not be entitled to participate in any such dividends, whether payable in cash, stock or otherwise.

     4.   Liquidation

     In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Class A Preferred Stock shall be entitled to receive out of the assets of the Corporation, before any distribution or payment or setting apart or payment shall be made to the holders of any Common Stock or any share of any other class or series of the Corporation's preferred stock ranking junior to the Class A Preferred Stock, $12.50 per share together with an amount equal to all accrued and unpaid dividends thereon to the date fixed for payment.

     A consolidation or merger of the Corporation with one or more other corporations shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this paragraph 4.

     In case amounts payable on liquidation, dissolution or winding up on the Class A Preferred Stock including all accrued dividends are not paid in full, the shares of all Class A Preferred Stock shall share ratably in the payments of dividends, including accumulations thereof, if any, in accordance with the sums which would be payable on said shares if all accrued dividends were declared and paid in full, and in any distribution of assets other than by way of dividends, ratably in accordance with the sums which would be payable on such distribution if all sums payable were discharged in full.

     No payment on account of such dissolution, liquidation or winding up of the Corporation shall be made to holders of any other class or series of stock ranking on a parity with Class A Preferred Stock with respect to preferential distribution of assets unless a payment on account of such dissolution, liquidation or winding up shall be made at the same time to holders of Class A Preferred Stock in proportion to the full distributive amounts to which they and holders of such parity stock are respectively entitled.

     Written notice of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, stating the payment date and the place where the distributable amounts shall be payable and containing a reference to the conversion right set forth in paragraph 7 below, shall be given by mail, postage prepaid, not less than 30 days prior to the payment date stated therein, to the holders of record of Class A Preferred Stock at their respective addresses as the same shall appear on the books of the Corporation.

     5.   Voting Rights

     Except as otherwise required by law, the holder of each share of Class A Preferred Stock shall not be entitled to any voting rights with respect to the shares of Class A Preferred Stock held by such holder.

     6.   Redemption

          A. Mandatory Redemption. The Corporation shall be required to redeem all outstanding Class A Preferred Stock prior to or concurrently with the occurrence of the Redemption Event specified in clause (i) of the definition thereof and upon the occurrence of the Redemption Event specified in clause (ii) of the definition thereof, at $12.50 per share in cash together with an amount equal to all accrued and unpaid dividends thereon to the Redemption Date (as defined below); provided, that if there are insufficient legally available funds for redemption under this paragraph 6A, the Corporation shall redeem such lesser number of shares of Class A Preferred Stock, to the extent there are funds legally available therefor, and shall redeem all or part of the remainder of the shares of Class A Preferred Stock subject to redemption as soon as the Corporation has sufficient funds which are legally available therefor until all such shares of Class A Preferred Stock have been redeemed.

     B. Optional Redemption. The Corporation may redeem the outstanding shares of Class A Preferred Stock in whole, or from time to time in part, upon notice given as hereinafter specified, at $12.50 per share in cash together with an amount equal to all accrued and unpaid dividends thereon to the Redemption Date; provided, however, that if the Corporation shall have failed to pay all dividends on the outstanding shares of Class A Preferred Stock that shall have accrued through the end of the immediately preceding Dividend Date, and shall not have set apart a sum sufficient for the payment of all such dividends that shall have accrued to the Redemption Date, the Corporation shall not redeem less than all of the outstanding shares of Class A Preferred Stock without the consent of the holders of at least 51% of the outstanding shares of Class A Preferred Stock.

     C. Notice of every redemption shall be given by mailing such notice not less than 20 nor more than 60 days prior to the date fixed for such redemption (the "Redemption Date") (or, in the case of a redemption notice given after a notice of conversion is delivered to the Corporation pursuant to Paragraph 7 hereof, by facsimile or hand delivery not later than the close of business on the day prior to the Redemption Date) to each holder of record of such shares so to be redeemed at his address as the same shall appear on the books of the Corporation. Such notice shall specify the date, time and place of redemption, the redemption price per share and, if less than all shares owned by any holder are to be redeemed, shall also specify the number of shares which are to be redeemed.

     In case of redemption of only a part of the Class A Preferred Stock at the time outstanding, such redemption shall be effected pro rata according to the number of shares held by each holder of Class A Preferred Stock.

     If any such notice of redemption shall have been duly given, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, from and after the Redemption Date all shares so called for redemption shall no longer be deemed to be outstanding and all rights with respect to such shares (except for the right to receive the redemption price) shall forthwith cease and terminate. In the event that less than all of the shares represented by any certificate are redeemed, a new certificate shall be issued representing such shares which are not redeemed.

     7.   Conversion

     The Corporation has 1,381,850 shares of Common Stock available for issuance on conversion of the Class A Preferred Stock, which number includes 503,477 shares of treasury stock. Such number of shares of Common Stock, less the number theretofore issued by any date pursuant to the prior conversion of any shares of Class A Preferred Stock, is hereby referred to as the "Total". From and after March 31, 1997, shares of Class A Preferred Stock and any and all accrued and unpaid dividends thereon at the Conversion Date (as defined below) shall, without additional payment therefor, be convertible at the option of the holder into the lesser of (x) the number of shares of Common Stock of the Corporation determined by multiplying the number of shares of Class A Preferred Stock tendered for conversion by $12.50, adding to such product the amount of all accrued and unpaid dividends in respect of such tendered shares and dividing such sum by the Average market Price of the Common Stock calculated as of the Conversion Date and (y) a number determined by multiplying the then Total by a fraction, the numerator of which shall be the number of shares of Class A Preferred Stock then tendered for conversion and the denominator of which shall be the then total number of outstanding shares of Class A Preferred Stock not then called for redemption; provided, however, that shares called for redemption pursuant to paragraph 6 hereof shall not be permitted to be converted by a holder unless and until the Corporation shall default in the payment of the redemption price of such shares.

     The Corporation will not be required to issue fractional shares of Common Stock upon the conversion of Class A Preferred Stock and will pay a cash adjustment in lieu thereof as necessary to permit the issuance of whole shares of Common Stock.

     The holder of any shares of Class A Preferred Stock may exercise its option to convert such shares and the accrued and unpaid dividends thereon into shares of Common Stock only by surrendering for such purpose to the Corporation at the principal office of the Corporation certificates representing the shares to be converted, accompanied by written notice that such holder elects to convert such shares in accordance with this paragraph 7. Said notice shall also state the name or names (with addresses) in which the certificate or certificates for shares of Common Stock which shall be issuable on such conversion shall be issued. Each certificate or certificates surrendered for conversion shall, unless the shares issuable on conversion are to be issued in the same name as that in which such certificate or certificates are registered, be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder or his duly authorized attorney. Each conversion shall be deemed to have been effected on the date which is ten (10) days after the date on which such certificate or certificates shall have been surrendered and such notice received by the Corporation as aforesaid; provided that the shares of Class A Preferred Stock have not theretofore been redeemed pursuant to paragraph 6 hereof or repurchased pursuant to the terms of the Securities Purchase Agreement dated as of February 16, 1993 among Wakefern Food Corporation, the Corporation, Joseph Saker and Richard Saker (the "Conversion Date"), and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become on said date the holder or holders of record of the shares represented thereby notwithstanding that the transfer books of the Corporation may then be closed or that certificates representing such shares of Common Stock shall not then be actually delivered to such person.

     Except as expressly set forth above, upon any such conversion of shares of Class A Preferred Stock, no allowance, adjustment or payment shall be made with respect to accrued dividends upon either class of stock.

     The issue of stock certificates on conversion of shares of Class A Preferred stock and the accrued and unpaid dividends thereon shall be made without charge to converting holders of Class A Preferred Stock for any tax in respect of the issue thereof. The Corporation shall not, however, be required to pay any tax which may be payable in respect of any registration of transfer involved in the issue and delivery of stock in any name other than that of the holder of any shares of Class A Preferred Stock converted, and the Corporation shall not be required to so issue or deliver any stock certificate unless and until the person or persons requesting the registration of transfer shall have paid to the Corporation the amount of such tax or shall have established to the satisfaction of the Corporation that such tax has been paid.

     The Corporation shall at all times reserve and keep available out of its authorized Common Stock the full number of shares of Common Stock deliverable upon the conversion of all outstanding shares of Class A Preferred Stock and all accrued and unpaid dividends thereon.

     The Corporation shall issue and deliver to the persons entitled thereto a certificate or certificates for the shares of Common Stock issuable upon conversion and for the shares of Class A Preferred Stock as promptly as practicable after such conversion is effected.

     RESOLVED, that the executive officers of the Company are hereby authorized and directed to take any and all action necessary to consummate the transaction contemplated by these resolutions including the execution of any documents on such terms and conditions as shall be acceptable to the executive officer in his or her sole discretion with the execution of the same to be conclusive evidence of such officers approval.

     RESOLVED, that this unanimous written consent may be executed in two or more counterparts, each of which becoming effective when all of which are executed, and all of which shall constitute one and the same instrument."


     IN WITNESS WHEREOF, this certificate has been made under the seal of the Corporation and the hands of its President this 4th day of April, 1996.

                              FOODARAMA SUPERMARKETS, INC.



                              By:_________________________
                                 Title:  President

                             EXHIBIT (99)(i)

FLEET BANK, N.A. (as successor to NatWest Bank N.A.), as Lender and as Agent
                         CHEMICAL BANK, as Lender
               IBJ SCHRODER BANK & TRUST COMPANY, as Lender
                           c/o Fleet Bank, N.A.
                             175 Water Street
                         New York, New York 10038

               as of  May 10, 1996


FOODARAMA SUPERMARKETS, INC.
NEW LINDEN PRICE RITE, INC.
SHOP RITE OF READING, INC.
SHOP RITE OF MALVERNE, INC.
c/o Foodarama Supermarkets, Inc.
922 Highway 33, Suite 1
Freehold, New Jersey 07728


Re:Revolving Credit and Term Loan Agreement dated as of February 15, 1995 (as amended, restated, modified and supplemented, the "Loan Agreement") among New Linden Price Rite, Inc. ("New Linden"), Shop Rite of Reading, Inc. ("Reading", and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), Foodarama Supermarkets, Inc. ("Parent"), the Guarantors named therein, the Lenders named therein and Fleet Bank, N.A. (as successor to NatWest Bank N.A.), as Agent

Gentlemen:

   Reference is made to the above-captioned Loan Agreement. Pursuant to your request, each of you and each of the undersigned hereby agrees that clause
(iv) of Section 7.04 of the Loan Agreement shall be amended by deleting such clause (iv) in its entirety and substituting therefor the following:

   "(iv) the Parent may pay (x) during the 1997 Fiscal Year, an aggregate amount (the "Wakefern Distribution") not in excess of $1,700,000 to Wakefern Corporation ("Wakefern") in consideration for the repurchase of all of the preferred stock of Parent owned by Wakefern, provided, however, that the Wakefern Distribution shall be permitted only if, in the judgment of the Required Lenders exercised in good faith based upon the Parent's certified financial statements for the 1996 Fiscal Year, the Parent and their subsidiaries shall have met or exceeded their projected performance and debt reduction targets for the 1996 Fiscal Year, as such targets are set forth in the Parent's financial projections dated August 22, 1994 and as amended on September 22, 1994 as delivered to the Agent; (y) on or about April 12, 1996, an amount not in excess of $456,980 in accrued dividends and $34,000 in current dividends for the quarter ending April 30, 1996, each with respect to the preferred stock owned by Wakefern; and (z) for each of the three quarters ending July 31, 1996, October 31, 1996 and January 31, 1997, a dividend of $34,000 with respect to the preferred stock owned by Wakefern.".

   In consideration for the agreement of the undersigned as set forth in this letter agreement, you hereby agree to deliver to Fleet Bank, N.A., as Agent a duly and fully executed agreement between Parent and Wakefern Food Corporation ("Wakefern"), such agreement to be substantially in the form of Exhibit A hereto (the "Wakefern Agreement"). You hereby agree that your failure to deliver the Wakefern Agreement as aforesaid will, at the option of the Agent, result in an Event of Default.

   Except as expressly amended hereby, all terms and conditions of the Loan Agreement and all other Loan Documents remain in full force and effect. All collateral security and guarantees in connection with the Loan Agreement and/or the Loan Documents are hereby confirmed and ratified.

   This letter agreement may be executed in counterparts, each of which shall constitute an original but all of which when taken together shall constitute one contract, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered to the Agent. Delivery of an executed counterpart of a signature page to this letter agreement by telecopier shall be effective as delivery of a manually executed signature page hereto.

   Capitalized terms used but not defined herein shall have the meaning set forth in the Loan Agreement.

                            Very truly yours,


                            FLEET BANK, N.A.
                            (as successor to NatWest Bank  N.A.),
                            as Lender and as Agent



                            By:__________________
                            Title:


                            CHEMICAL BANK, as Lender



                            By:__________________
                            Title:


                            IBJ SCHRODER BANK & TRUST COMPANY,
                            as Lender



                            By:__________________
                            Title:


AGREED:

FOODARAMA SUPERMARKETS, INC.
NEW LINDEN PRICE RITE, INC.
SHOP RITE OF READING, INC.
SHOP RITE OF MALVERNE, INC.

By:__________________
Title:

                             EXHIBIT (99)(ii)

   AGREEMENT, dated as of March 29, 1996, between Foodarama Supermarkets, Inc., a New Jersey corporation having an office at Building 6, Suite 1, 922 Highway 33, Freehold, New Jersey 07728 (the "Company") and Wakefern Food Corporation, a New Jersey corporation having an office at 600 York Street, Elizabeth, New Jersey 07207-0506 ("Wakefern").


                            W I T N E S S E T H

   WHEREAS, the Company and Wakefern are parties to that certain Securities Purchase Agreement dated as of February 16, 1993 (the "Securities Purchase Agreement") pursuant to which the Company issued and sold to Wakefern 136,000 shares of its Class A 8% Cumulative Preferred Stock, $12.50 par value (the "Preferred Stock");

   WHEREAS, resolution of the Board of Directors of the Company setting forth the terms of the Preferred stock provides that from and after March 31, 1996 the shares of Preferred Stock are convertible, at the option of the holders thereof, into shares of common stock of the Company;

   WHEREAS, the Company has conveyed to Wakefern its desire to postpone the date that the dividend rate of the Company's Class A Preferred Stock shall increase by 2% from the third anniversary date of the issuance of such shares to the fourth anniversary date of the issuances of such shares; and

   WHEREAS, the Company and Wakefern set forth their agreement with respect to Wakefern's right to convert the Preferred Stock into shares of the common stock of the Company;

   NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained, it is agreed as follows:

                  1. Notwithstanding anything to the contrary set forth in the Securities Purchase Agreement or in the Resolution of the Company's Board of Directors establishing the Preferred Stock (the "Resolution"), Wakefern hereby agrees that it shall not first exercise its right to convert the Preferred Stock into shares of common stock of the Company until on or after March 31, 1997.

        2. The date on which the dividend rate of the Company's Class A Preferred Stock shall increase by 2% shall be postponed from the third anniversary date of the issuance of such shares to the fourth anniversary date of the issuance of such shares and all subsequent 2% increases shall be postponed for one (1) year.

        3. Except as specifically provided for herein, the Securities Purchase Agreement, the Resolution and each other agreement and document executed in connection with the consummation of the transactions contemplated by the Securities Purchase Agreement shall remain unmodified and in full force and effect; provided, however, that the Company's Certificate of Incorporation shall be amended to reflect the amendments to the Class A Preferred Stock contemplated hereby.

        4. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without regard to the principles thereof regarding conflicts of law.

        5. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                       FOODARAMA SUPERMARKETS, INC.


                       By:__________________________
                       Name:________________________
                       Title:_______________________



                       WAKEFERN FOOD CORPORATION


                       By:__________________________
                       Name:________________________
                       Title:_______________________