Form 10-Q
period 1996-07-27
FOODARAMA SUPERMARKETS INC
filed 1996-09-10
CIK 37914

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                    FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly period ended July 27, 1996

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

                                                         OUTSTANDING AT
            CLASS                                         September 6, 1996

         Common Stock                                    1,118,150 shares
         $1 par value


                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             July 27, 1996 and October 28, 1995

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             July 27, 1996 and July 29, 1995

                             Unaudited Consolidated Statements of
                             Operations for the thirty nine weeks ended
                             July 27, 1996 and July 29, 1995

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirty nine weeks ended
                             July 27, 1996 and July 29, 1995

                     Notes to the unaudited Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K


     Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain govermental regulations and programs on the Registrant and competitive conditions in the marketplace in which the Registrant operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                             July 27,              October 28,
                                               1996                    1995
                                            (Unaudited)                (1)
ASSETS

Current assets:
 Cash and cash equivalents                     $   3,768           $  3,435
 Merchandise inventories                          30,248             27,669
 Receivables and other current assets              3,299              2,916
 Related party receivables - Wakefern              4,170              4,804
 Related party receivables - other                   425                508
 Prepaid income taxes                                360                  -

     Total current assets                         42,270             39,332

Property and equipment:
 Land                                              1,650              1,650
 Buildings and improvements                        1,867              1,867
 Leaseholds and leasehold improvements            31,850             30,188
 Equipment                                        51,466             45,679
 Property and equipment under capital leases      18,805             14,064

                                                 105,638             93,448
 Less accumulated depreciation and
 amortization                                       48,890           45,296

                                                  56,748             48,152

Other assets:
 Investments in related parties                    9,215              8,315
 Intangibles                                       5,570              6,038
 Other                                             3,689              7,198
 Related party receivables - Wakefern              1,306                871
 Related party receivables - other                 1,002              1,078
                                                  20,782             23,500

                                           $ 119,800               $110,984
                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995.

See accompanying notes to consolidated financial statements.





FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands - except share data)
                                              July 27,         October 28,
                                                 1996                1995
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   3,747          $   7,715
 Current portion of long-term debt,
  related party                                      50                 86
 Current portion of obligations under
  capital leases                                    (87)               303
 Current income tax liability                         -                 77
 Deferred income tax liability                    1,295              1,295
 Accounts payable:
  Related party                                  23,990             20,239
  Others                                          8,206              5,753
 Accrued expenses                                 7,130              8,315

       Total current liabilities                 44,331             43,783

Long-term debt                                   22,299             20,349
Long-term debt, related party                       770                  -
Obligations under capital leases                 12,889              7,985
Deferred income taxes                             2,716              2,716
Other long-term liabilities                       5,724              5,779

        Total long-term liabilities              44,398             36,829

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued 136,000 shares          1,700              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares      1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               32,826             32,127
 Minimum pension liability adjustment              (806)              (806)
                                                 35,993             35,294
 Less 503,477 shares, held in
  treasury, at cost                               6,622              6,622
        Total shareholders' equity               29,371             28,672

                                              $ 119,800          $ 110,984

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 1995.

See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       13 Weeks Ended

                                                      July 27,      July 29,
                                                        1996           1995

Sales                                                 $ 147,793     $ 147,145

Cost of merchandise sold                                110,037       109,985

Gross profit                                             37,756        37,160

Store operating, general and
 administrative expenses                                 36,465        35,511

Income from operations                                    1,291         1,649

Other (expense) income:
        Loss on the sale of stores                            -       ( 102)
        Interest expense                                   (811)      ( 982)
        Interest income                                      26         172

Income before taxes                                         506         737

Income tax provision                                        186         192


Net income                                           $      320    $    545

Per Share Information:

Net income per common share                          $      .25      $  .45
Weighted average common
  shares outstanding                                  1,118,150     1,118,150


Dividends per common share                               -0-             -0-


See accompanying notes to consolidated financial statements.











FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                         39 Weeks Ended

                                                   July 27,    July 29,
                                                       1996         1995

Sales                                                $ 434,911    $ 447,391

Cost of merchandise sold                               325,090      335,701

Gross profit                                           109,821      111,690

Store operating, general and
 administrative expenses                               105,618      107,896

Income from operations                                   4,203        3,794

Other (expense) income:
         Gain on the sale of stores                          -          468
         Interest expense                               (2,414)      (3,516)
         Interest income                                    98          198
Income before taxes, extraordinary item and
 cumulative effect of change in accounting               1,887          944

Income tax provision                                       697          246

Income before extraordinary item and cumulative
 effect of change in accounting                          1,190          698

Extraordinary item: Early extinguishment of
 debt (net of taxes of $480)                                 -       (1,368)

Cumulative effect of change in accounting
 (net of taxes of $61)                                       -        ( 175)


Net income (loss)                                     $  1,190    $  (  845)

                                                                 (continued)
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

(continued)
                                                         39 Weeks Ended

                                                    July 27,    July 29,
                                                       1996         1995

Per Share Information:

Income before extraordinary
 item and cumulative effect of change
 in accounting                                       $     .97     $    .53

Extraordinary item                                           -        (1.22)

Cumulative effect of change in accounting                    -        ( .16)

Net income (loss) per common share                   $     .97     $  ( .85)


Weighted average common
  shares outstanding                                  1,118,150    1,118,150


Dividends per common share                                -0-           -0-



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)                                           39 Weeks Ended

                                                   July 27,1996   July 29,1995
Cash flows from operating activities:
  Net income (loss)                                $   1,190    $  ( 845)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        5,953       6,489
   Amortization, intangibles                             468       1,392
   Amortization, deferred financing costs                707         637
   Amortization, escalation rents                        242         430
   Amortization, other assets                              -          96
   Gain on sale of property                                -        (468)
  Changes in assets and liabilities:
   (Increase) decrease in inventories                 (2,579)      3,394
   (Increase) decrease in receivables and
   other current assets                               (  743)        707
   Decrease (increase) in other assets                   643      (2,115)
   Decrease in related party receivables-Wakefern        634       3,971
   Decrease in related party receivables-other            83         186
   Increase (decrease) in accounts payable             6,204      (4,837)
   (Decrease) increase in other liabilities           (1,559)        683

       Net cash provided by operating
        activities                                    11,243       9,720

Cash flows from investing activities:
  Purchase of property and equipment                  (9,808)    (   993)
  Net proceeds from sale of property                       0       4,764

       Net cash (used in) provided by
        investing activities                          (9,808)      3,771

Cash flows from financing activities:
  Principal payments under long-term debt             (6,730)    (48,156)
  Principal payments under capital
    lease obligations                                 (  227)    ( 1,312)
  Proceeds from issuance of debt                       6,346      35,005
  Preferred dividends paid                            (  491)          0
       Net cash used in financing
        activities                                    (1,102)    (14,463)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        333     (   972)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,435       5,542

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  3,768    $  4,570

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of July 27, 1996, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01.
The balance sheet at October 28, 1995 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 28, 1995.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Employee Benefit Plans

Effective October 30, 1994, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires the accrual for postemployment benefits provided to former or inactive employees. The effect of this change resulted in a pre tax charge of $236,000 and an after tax charge of $175,000 or $.16 per common share in the quarter ended January 29, 1995. There was no material effect on earnings, in the quarter ended July 27, 1996, from the adoption of SFAS No. 112. Prior to this change, the Registrant charged these amounts to expense on a cash basis.


















Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

As of July 26, 1996, the Registrant and its lenders amended the Revolving Credit and Term Loan Agreement ( as amended, the "Agreement") dated February 15, 1995. The Agreement, which is secured by substantially all of the Registrant's assets, is with a consortium of banks and provides for a total commitment of $30,000,000. The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants through July 27, 1996.

The amended Agreement (a) increases the total amount available to the Registrant under the working capital facility ("Revolving Note") portion of the Agreement to $17,500,000 from $15,000,000, subject to the borrowing base limitation of 60% of eligible inventory; (b) increases the Term Loan C portion of the borrowings by $1,825,000 to its original principal amount of $12,500,000; (c) revises the repayment schedule for Term Loan C to provide that the first quarterly payment becomes due on December 31, 1996, subsequent quarterly payments are reduced in amount and a balloon payment of $4,500,000 becomes due on February 15, 1999; (d) amends certain definitions;
(e) changes certain borrowing limitations, including a provision which permits secured borrowing of up to $6,536,000 from third party lenders in fiscal 1996; (f) permits capital expenditures in fiscal 1996 and 1997 in a manner consistent with the projected timing of such expenditures; and (g) waives technical non-compliance by the Registrant with certain covenants of the Agreement. Other terms and conditions of the Agreement previously reported upon by the Registrant have not been modified.

The Registrant has pursued an asset redeployment program since entering into the Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Agreement. The remaining components of the asset redeployment program consist of the sale of real estate partnership interests in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket and the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey.

The amendment to the Agreement combined with the asset redeployment plan described above strengthen the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.












The Registrant's compliance with the major financial covenants under the Agreement was as follows as of July 27, 1996.


                                                    Actual
Financial                                          (As defined in the
Covenant                  Agreement                 Agreement)

Capital Expenditures      Less than $8,332,000        $ 6,957,000
Net Worth                 Greater than $27,500,000    $32,163,000
Fixed Charge Coverage
 Ratio                    Greater than .8 to 1.00     1.07 to 1.00
Total Liabilities to
 Net Worth Ratio          Less than 2.70 to 1.00      2.49 to 1.00
EBITDA                    Greater than $14,800,000    $15,472,000


As of March 29, 1996 the Registrant and Wakefern Food Corporation, the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock
(the "Preferred Stock"), amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and
(b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and on July 31, 1996 paid the current quarterly dividend of $34,000. The Agreement provides that quarterly dividends on the Preferred Stock may be paid through January 31, 1997 and that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At July 27, 1996, the Registrant had a working capital deficiency of $2,061,000 compared to a deficiency of $4,451,000 at October 28, 1995 and a deficiency of $9,957,000 at July 29, 1995.

The Registrant normally requires small amounts of working capital since inventory is generally sold prior to the time that payments to Wakefern and other suppliers are due.

Working capital ratios were as follows:

        July 27, 1996      0.95 to 1.0
        October 28, 1995   0.90 to 1.0
        July 29, 1995      0.79 to 1.0






Cash flows (in millions) were as follows:



                                    39 Weeks Ended
                           7/27/96                 7/29/95

Operating activities...    $11.2                   $ 9.7
Investing activities...     (9.8)                    3.8
Financing activities...     (1.1)                  (14.5)
       Totals              $ 0.3                   $(1.0)


The Registrant had $3,218,000 of available credit, at July 27, 1996, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1996.

The increase in inventory, leasehold improvements, equipment, property under capital leases, investments in related parties and accounts payable relate primarily to the opening of two new locations in Marlboro and Montgomery, New Jersey in June and July, 1996 respectively.

The decrease in other assets was due to the return to the Registrant of $1,230,000 of collateral and the exchange of an additional $2,000,000 of collateral for a letter of credit with the worker's compensation insurance carrier. The decrease in related party receivables-Wakefern was due to the receipt in December 1995 of $3,040,000 for the balance of the patronage dividend due for Wakefern's year ended September 30, 1995 offset by a receivable of $2,093,000 for the patronage dividend for Wakefern's current year.

For the 39 weeks ended July 27, 1996 depreciation was $5,953,000 while capital expenditures totaled $9,808,000, compared to $6,489,000 and $993,000 respectively in the prior year period.



Results of Operations    (13 weeks ended July 27, 1996 compared to 13
                          weeks ended July 29, 1995)

Sales:

Same store sales from the eighteen stores in operation in both periods decreased .6% in the current year period versus the prior year period. Increased competitive activity in the Registrant's marketing area, as well as an overlap of the trading area of the new Marlboro location with two existing stores, contributed to this decrease.


Sales for the current quarter totaled $147.8 million as compared to $147.1 million of sales in the prior year period. Sales for the current quarter included the operations of the new locations in Marlboro and Montgomery, New Jersey opened June 19, 1996 and July 13, 1996, respectively while the prior year period includes the sales of the two Pennsylvania stores sold in May 1995.

Gross Profit:

Gross profit on sales increased to 25.5% of sales in the current period compared to 25.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.2 million in the current period versus $1.1 million in the prior year period. The increase in gross profit was due to the reduced assessment charged by Wakefern on purchases for new store locations. The exclusion of results of the two Pennsylvania stores, from the prior year results, would not have had any material impact on gross profit percentages when comparing the current period to the prior year period.


Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.7% versus 24.1% in the prior year period. The increase in selling, general and administrative expenses was due to grand opening expenses for the two new locations, as well as increased promotional activity in the Registrant's marketing area and a decline in income generated from the sale of cardboard due to a drop in the cardboard market. As a percentage of sales, labor and related fringe benefit costs increased .28%, selling expense increased .22% and miscellaneous income declined .21%. These increases were partially offset by decreased supply costs of .15%.


Interest Expense:

Interest expense decreased to $811,000 from $982,000 while interest income was $26,000 compared to $172,000 for the prior period. The decline in interest expense for the current year period was due to a decrease in the interest rate paid on debt.


Income Taxes:

An income tax rate of 37% has been used in the current period based on the expected effective tax rate for fiscal 1996, while a rate of 26% was used in the prior year period.


Net Income:

Net income was $320,000 in the current year period as compared to $545,000 in the prior year period. Net income before taxes, as well as earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended July 29, 1995 included a loss on the sale of property of $102,000 ($71,000 after taxes). EBITDA for the current period were $3,744,000 as compared to $5,230,000 in the prior year period. Net income per common share was $.25 in the current period compared to $.45 in the prior year period. Both period calculations are based on 1,118,150 shares outstanding and a provision of $34,000 for preferred stock dividends.





Results of Operations    (39 weeks ended July 27, 1996 compared to 39
                          weeks ended July 29, 1995)


Sales:

Same store sales from the eighteen stores in operation in both periods increased 3.0% in the current year period versus the prior year period. An increase in promotional activities in the current period, as well as improved inventory stocking levels, contributed to this increase.

Sales for the stores in operation for the current year thirty nine week period totaled $434.9 million as compared to $447.4 million of sales from the stores operated in the prior year period. Sales for the thirty nine weeks ended July 27, 1996 include the operations of two new locations in Marlboro and Montgomery, New Jersey opened June 19, 1996 and July 13, 1996, respectively. The prior year period includes sales of the two Pennsylvania stores sold in May 1995.


Gross profit:

Gross profit on sales increased slightly to 25.3% of sales compared to 25.0% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.4 million in both periods. The two new locations did not have a material impact on the current period gross profit percentage. The exclusion of results of the two Pennsylvania stores, from the prior year results, would not have had any material impact on gross profit percentages when comparing the current period to the prior year period.


Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.3% compared to 24.1% in the prior year period. This increase was the result of grand opening expenses for the two new locations, as well as increased promotional activity in the Registrant's marketing area and a decrease in income generated from the sale of cardboard due to a drop in the cardboard market. As a percentage of sales, labor and related fringe benefit costs increased .05%, selling expense increased .04% and miscellaneous income declined .13%. These increases were partially offset by decreases in other store expenses of .06%.


Interest Expense:

Interest expense decreased to $2,414,000 from $3,516,000 while interest income was $98,000 compared to $198,000 for the prior period. The decline in interest expense for the current year period was due to a decrease in the average outstanding debt since July 29, 1995, as well as a decrease in the interest rate paid on debt.




Income Taxes:

An income tax rate of 37% has been used in the current period based on the expected effective tax rate for fiscal 1996, while a rate of 26% was used in the prior year period.

Net Income:

Net income was $1,190,000 in the current year period. This compares to $698,000 in the prior year period before an extraordinary item and the cumulative effect of a change in accounting and a loss of $845,000 in the prior year period after the extraordinary charge and the cumulative effect of a change in accounting. Net income in the prior year period includes an after tax gain of $351,000 on the sale of property. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $11,573,000 as compared to $12,838,000 in the prior year period before the gain on the sale of property. Net income per common share was $.97 in the current period compared to $.53 in the prior year period before the extraordinary charge and the cumulative effect of a change in accounting. Both period calculations are based on 1,118,150 shares outstanding and a provision of $102,000 for preferred stock dividends.






































                               PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                         Exhibit (27) - Financial Data Schedule.
                         Exhibit (99) - Waiver and Amendment of Revolving Credit and Term Loan Agreement - dated as of July 26, 1996.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended July 27, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:   September 10, 1996                  /S/ Michael Shapiro

                                                  (Signature)
                                                Michael Shapiro
                                                Senior Vice President
                                                Chief Financial Officer


Date:   September 10, 1996                  /S/ Joseph C. Troilo

                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer

                                EXHIBIT 99

      WAIVER AND AMENDMENT OF REVOLVING CREDIT AND TERM LOAN AGREEMENT


        WAIVER AND AMENDMENT OF REVOLVING CREDIT AND TERM LOAN AGREEMENT, dated as of July 26, 1996 among NEW LINDEN PRICE RITE, INC. ("New Linden"), SHOP RITE OF READING, INC.("Reading" and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), FOODARAMA SUPERMARKETS, INC. (the "Parent"), the Guarantors signatory hereto, the lenders party to the Credit Agreement (as hereinafter defined)(collectively with their respective permitted successors and assigns, the "Lenders"), and FLEET BANK, N.A. (formerly known as NatWest Bank N.A.), as agent for the Lenders (in such capacity together with any successor thereto in such capacity, the "Agent").

                                  RECITALS

        WHEREAS, the Borrowers, the Guarantors, the Lenders and the Agent have entered into a Revolving Credit and Term Loan Agreement dated as of February 15, 1995, as amended by Amendment dated as of January 26, 1996 and by Letter Agreement dated as of May 10, 1996 (as the same may be further amended, restated, modified and supplemented, the "Credit Agreement"), pursuant to which the Borrowers (i) may borrow up to an amount of $15,000,000 on a revolving loan basis and (ii) have borrowed in an aggregate original principal amount of $23,000,000 on a term loan basis; and

        WHEREAS, the Borrowers, the Parent and the Guarantors have each requested, and the Agent and the Lenders have agreed, subject to the terms and conditions of this Waiver and Amendment, (a) to waive certain Events of Default in existence under the Credit Agreement arising out of the noncompliances (collectively, the "Noncompliances") with certain of the covenants contained in the Loan Agreement, such noncompliances being more particularly described on Schedule A to this Waiver and Amendment; and
(b) to amend the Credit Agreement as hereinafter set forth to, among other things,(i) increase the Total Revolving Credit Commitment from $15,000,000 to $17,500,000; and (ii) reflect the advance of an additional term loan in the principal amount of $1,825,000, thereby increasing the outstanding principal amount of Term Loan C to $12,500,000 as of the date hereof.

        Terms used but not defined herein shall have the meaning assigned thereto in the Credit Agreement.

        NOW, THEREFORE, in consideration of the premises and the mutual covenants herein, IT IS AGREED as follows:


        1. Waiver of Events of Default. The Lenders hereby waive the Events of Default (the "Waived Events of Default") in existence on the date hereof resulting from the Noncompliances, provided, however, that the foregoing waiver shall not apply to any Events of Default other than the Waived Events of Default.

        2. Amendment of Credit Agreement. The Credit Agreement shall be and is hereby amended, as of the Effective Date (as hereinafter defined), as follows:

        a. The preamble to the Credit Agreement shall be amended by deleting the reference to "$15,000,000" in the fifth line thereof, substituting therefor "$17,500,000".

        b. The definition of "Fixed Charge Coverage Ratio" in Article I of the Credit Agreement shall be amended to add "(other than amounts permitted to be paid by the Parent under clause (iv) of Section 7.04)" at the end of clause (C) thereof before the comma.

        c. The definition of "Net Worth" in Article I of the Credit Agreement shall be amended to (i) delete the parenthetical at the end of clause (i) thereof, substituting therefor "(which shall in any event exclude (A) amounts permitted to be paid by the Parent under clause (iv) of
Section 7.04 and, without duplication, (B) treasury stock)" and (ii) add at the end of clause (ii) thereof, before the word ", less", the following: "and non-cash, non-extraordinary losses occasioned by compliance with Statement of Financial Accounting Standards No. 121, "Impairment of Assets"."

        d. The definition of "Required Lenders" in Article I of the Credit Agreement shall be amended by deleting such definition in its entirety and by substituting therefor the following:

        " Required Lenders' shall mean (a) in the event that there are more than two (2) Lenders, at least two (2) or more Lenders (each having a minimum $5,000,000 Commitment) having an aggregate of 51% of the aggregate Commitments of all Lenders and (b) in the event that there are fewer than three (3) Lenders, Lenders having 67% of the aggregate Commitments of all Lenders. For the purposes of this definition of "Required Lenders", the terms "Lender", "Lenders" and "all Lenders" shall exclude all Defaulting Lenders.

        e. The definition of "Responsible Officer" in Article I of the Credit Agreement shall be amended to add ", executive vice president" in the second line thereof after the words "senior vice president".

        f. Section 2.01(b)(iii) of the Credit Agreement shall be amended by adding the following parenthetical to the end thereof: "(including the $1,825,000 term loan advance made to the Borrowers on or about July
__, 1996)".

        g. Section 2.04(b) of the Credit Agreement shall be amended by deleting therefrom the Term Note C amortization schedule, substituting therefor the following repayment schedule:

            Period                      Principal Installment

        December 31, 1996                       $750,000
        March 31, 1997                          $750,000
        June 30, 1997                           $750,000
        September 30, 1997                      $750,000
        December 31, 1997                     $1,000,000
        March 31, 1998                        $1,000,000
        June 30, 1998                         $1,000,000
        September 30, 1998                    $1,000,000
        December 31, 1998                     $1,000,000
        February 15, 1999                     $4,500,000

        h. Section 2.09(d)(ii) of the Credit Agreement shall be amended by adding the words "payments made to Parent or any of its subsidiaries with respect to any accounts receivable or notes receivable in existence on or before February 15, 1995 not created in the ordinary course of business," immediately after the words "arising out of the sale of Inventory in the ordinary course of business,".

        i. Section 2A.01 of the Credit Agreement shall be amended by deleting the amount "$2,500,000" set forth therein and by substituting therefor the amount "$4,500,000".

        j. Section 7.01(e) of the Credit Agreement shall be amended by deleting such Section 7.01(e) and by substituting therefor the following:

        "(e) Liens upon any equipment acquired through the purchase or lease by the Parent or any of its subsidiaries which Liens are created or incurred by the Parent or any of its subsidiaries (x) as a condition to the financing of such acquisition to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or (y) as a condition to the financing of a Capital Expenditure made in cash by the Parent or any of its subsidiaries in order to acquire such equipment, to the extent that such financing is consummated and Lien is granted within forty-five (45) days of the acquisition of such equipment (or, (i) with respect to the aggregate $536,000 in Capital Expenditures made for equipment acquired in October and November of 1995 (the "Point of Sale Capital Expenditures") with respect to the purchase of "point of sale" equipment for use in the Borrower's Edison, NJ store (#573) and Oak Tree Road Store (#513), to the extent such financing (the "Point of Sale Financing") is consummated and Lien is granted by September 15, 1996 and (ii) with respect to the aggregate $6,000,000 in Capital Expenditures made for equipment acquired in June and July of 1996 (the "Montgomery/Marlboro Capital Expenditures") with respect to the acquisition of certain equipment for use in the Borrower's Montgomery, NJ and Marlboro, NJ stores, to the extent such financing (the "Montgomery/Marlboro Equipment Financing") is consummated and Lien granted by November 2, 1996), in each of (x) and (y) above to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or to secure the repayment of such refinancing as described in clause (y) above (but no other amounts and not in excess of the purchase price or lease payments); provided, however, that any such Lien shall not apply to any other property of the Parent or any of its subsidiaries; and provided, further, that after giving effect to such purchase, lease or refinancing, compliance is maintained with Section 7.07 hereof;".

        k. Section 7.03 of the Credit Agreement shall be amended by (i) deleting clause 7.03(i)(b) thereof, substituting therefor "(b) $6,536,000 for fiscal year 1996;" and (ii) deleting clause 7.03(i)(c) thereof, substituting therefor "(c) $3,000,000 in Fiscal Year 1997; and".

        l. Section 7.07 of the Credit Agreement shall be amended by (i) deleting the sum "$5,900,000" in the table contained therein with respect to the Four Fiscal Quarters ending October, 1996 and by substituting therefor the sum "$6,500,000", (ii) deleting the sum "$8,900,000" in the table contained therein with respect to the Four Fiscal Quarters ending October, 1997 and by substituting therefor the sum "$6,500,000", and (iii) adding the following three full paragraphs therein:

   "In the event that the "Maximum Amount" of Capital Expenditures and other expenditures and payments (collectively, the "Covered Expenditures") covered by this Section 7.07 exceeds, for any Four consecutive Fiscal Quarter Periods, the actual Covered Expenditures for such Four consecutive Fiscal Quarter Periods (the amount of such excess, the "Covered Expenditures Shortfall"), then the amount of such Covered Expenditures Shortfall (to a maximum amount of $500,000) may be carried over and used during the immediately succeeding Four consecutive Fiscal Quarter Period; provided, however, that the carried over amount of Covered Expenditures Shortfall shall be applied against the last Covered Expenditures with respect to such immediately succeeding Four consecutive Fiscal Quarter Period and shall not be permitted to be carried over to any other Four consecutive Fiscal Quarter Period.

   The Borrowers have advised the Agent and the Lenders that the Borrowers intend to enter into a mortgage financing transaction (the "Proposed Mortgage Financing"), pursuant to which the Borrowers intend to grant a fee mortgage with respect to certain real property presently comprising the "Linden Commissary" of the Borrowers(collectively, the "Linden Commissary Buildings")
 . The Borrowers have advised the Agent and the Lenders that the Molotok Building (the "Leased Building") is presently leased by the Borrowers and that such Leased Building will be purchased by the Borrowers in connection with the Proposed Mortgage Financing. At the request of the Borrowers, the Agent and the Lenders hereby agree that the purchase price paid by the Borrowers with respect to the Leased Building (to a maximum of $650,000) concurrently with the Proposed Mortgage Financing shall not constitute "Covered Expenditures" under this Section 7.07. Nothing herein shall constitute the consent or approval by the Agent or any Lender with respect to the Proposed Mortgage Financing or shall affect the treatment of any expenditures made other than concurrently with the Proposed Mortgage Financing.

   The Parent and its subsidiaries have advised the Agent and the Lenders that they expect to finance (x) all or part of the Montgomery/Marlboro Capital Expenditures (as defined in this Section 7.07) pursuant to the Montgomery/Marlboro Equipment Financing permitted under Section 7.01(e) of this Agreement by no later than November 2, 1996 and (y) all or part of the Point of Sale Capital Expenditures (as defined in this Section 7.07) pursuant to the Point of Sale Financing permitted under Section 7.01(e) of this Agreement by no later than September 15, 1996. The parties hereto agree that the (i) Montgomery/Marlboro Capital Expenditures shall not constitute Covered Expenditures under this Section 7.07 until the earlier of (x) November 2, 1996 and (y) the day of the closing of the Montgomery/Marlboro Equipment Financing (the "Montgomery/Marlboro Determination Date") and (ii) Point of Sale Capital Expenditures shall not constitute Covered Expenditures under this Section 7.07 until the earlier of (x) September 15, 1996 and (y) the day of the closing of the Point of Sale Financing (the "Point of Sale Determination Date"). On and after the Montgomery/Marlboro Determination Date, the Montgomery/Marlboro Capital Expenditures (less the amount financed under the Montgomery/Marlboro Equipment Financing, if any) will constitute Covered Expenditures for the month of July, 1996. If the financial statements and certificates with respect to the fiscal quarter ending July, 1996 as described in Section 7.01(d) of this Agreement have been delivered prior to the Montgomery/Marlboro Determination Date, then the Borrowers shall furnish the Agent with revised certificates described in Section 7.01(d) with respect to the fiscal quarter ending July, 1996 no later than fifteen (15) days after the Montgomery/Marlboro Determination Date. On and after the Point of Sale Determination Date, the Point of Sale Capital Expenditures
(less the amount financed under the Point of Sale Financing, if any) will constitute Covered Expenditures for the month of July, 1996. If the financial statements and certificates with respect to the fiscal quarter ending July, 1996 as described in Section 7.01(d) of this Agreement have been delivered prior to the Point of Sale Determination Date, then the Borrowers shall furnish the Agent with revised certificates described in Section
7.01(d) with respect to the fiscal quarter ending July, 1996 no later than fifteen (15) days after the Point of Sale Determination Date."

        m. Section 7.10(x) of the Credit Agreement shall be amended to add ", but excluding Capitalized Lease Obligations relating to the real property leased by the Parent in Montgomery Township, Somerset County, Skillman, New Jersey" in the first parenthetical thereof after the reference to "GAAP".

        n. Section 7.17(c) of the Credit Agreement shall be amended by deleting such section in its entirety, substituting therefor the following:

        "Directly or indirectly modify, amend or alter their certificates or articles of incorporation, preferred stock/certificates of designations or by-laws, other than the amendment dated April 4, 1996 to the certificate of incorporation of Parent and filed with the Secretary of State of New Jersey on May 20, 1996.

        o. Clause (m) of Article VIII of the Credit Agreement shall be amended to delete the word "first" in the third line thereof, substituting therefor the word "second".

        p. Section 11.01 of the Credit Agreement shall be amended by (i) deleting from clause (a) thereof the reference to "Rosenman & Colin, 575 Madison Avenue, New York, NY 10022, Attention: Arthur Borden, Esq.", substituting therefor "Giordano, Halleran & Ciesla, P.C., 125 Half Mile Road, Middletown, New Jersey 07748, Attention: John A. Aiello, Esq." and (ii) deleting clause (b) thereof, substituting therefor "(b) if to the Agent, at Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), 175 Water Street,
New York, New York 10038, Attention:  Mr. Thomas Maiale; and".

        q. Schedule 2.01(a) and Schedule 2.01(b) of the Credit Agreement shall be deleted in their entireties, substituting therefor the schedules attached hereto as Annex A.

        r. Schedule A of the Credit Agreement shall be deleted in its entirety and Schedule A-1 hereto shall be substituted therefor.


        2. Representations and Warranties. In order to induce the Lenders and the Agent to enter into this Waiver and Amendment, the Borrowers, the Parent and the Guarantors make the following representations and warranties (which representations and warranties shall survive the execution and delivery of this Waiver and Amendment) as of the date hereof and as of the Effective Date:

        a. The Borrowers, the Parent and the Guarantors restate and repeat (as of February 15, 1995, as of the date of each amendment referred to in the preamble to this Waiver and Amendment, as of the date hereof and as of the Effective Date) each of the representations and warranties contained in the Credit Agreement, with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date (it being acknowledged by the parties hereto that references to "as of the date hereof" in the representations and warranties contained in the original Credit Agreement executed on February 15, 1995 shall be deemed to expressly relate to February 15, 1995)).

        b. Except for the Waived Events of Default, there has occurred and is continuing no Event of Default as defined in the Credit Agreement and there has occurred and is continuing no event which, with the giving of notice or the passage of time or both, would constitute an Event of Default.

        c. Each of the Borrowers, the Parent and the Guarantors has the corporate power to borrow and/or guaranty, as the case may be, and to execute, deliver and carry out the terms and provisions of this Waiver and Amendment and all instruments and documents delivered by each of them pursuant to this Waiver and Amendment and each of the Borrowers, the Parent and the Guarantors has taken or caused to be taken all necessary corporate action (including, but not limited to, the obtaining of any consent of stockholders required by law or by the Articles or Certificate of Incorporation or By-Laws of the Borrowers, the Parent or any Guarantor) to authorize the execution, delivery and performance of this Waiver and Amendment, the borrowings referred to herein and the execution, delivery and performance of the instruments and documents delivered by it pursuant to this Waiver and Amendment.

        d. None of the Borrowers, the Parent or any Guarantor is in default under any indenture, mortgage, deed of trust, agreement or other instrument to which it is a party or by which it may be bound. Neither the execution and delivery of this Waiver and Amendment or any of the instruments and documents to be delivered pursuant to this Waiver and Amendment, nor the consummation of the transactions herein and therein contemplated (including the borrowings thereunder), nor compliance with the provisions hereof or thereof will (i) violate any law or regulation, or (ii) result in or cause a violation by the Borrowers, the Parent or any Guarantor, of any order or decree of any court or governmental instrumentality, or (iii) conflict with, or result in the breach of, or constitute a default under, any indenture, mortgage, deed of trust, agreement or other instrument to which the Borrowers, the Parent or any Guarantor is a party or may be bound or (iv) result in the creation or imposition of any lien, charge or encumbrance upon any of the property of the Borrowers, the Parent or any Guarantor, or (v) violate any provision of the Articles or Certificate of Incorporation, By-Laws or any preferred stock provisions of the Borrowers, the Parent or any Guarantor.

        e. No action of, or filing with, any governmental or public body or authority is required to authorize, or is otherwise required in connection with, the execution, delivery and performance of this Waiver and Amendment or any of the instruments or documents to be delivered by the Borrowers, the Parent or any Guarantor pursuant to this Waiver and Amendment, other than the filing of required periodic reporting with the Securities and Exchange Commission.

        f. This Waiver and Amendment, and all of the other instruments and documents to be delivered by the Borrowers, the Parent and/or the Guarantors pursuant to this Waiver and Amendment, constitutes a legal, valid and binding obligation of each of the Borrowers, the Parent and the Guarantors party thereto, enforceable in accordance with its terms, subject, as to enforcement of remedies, to applicable bankruptcy, reorganization, insolvency and similar laws and to moratorium laws fromtime to time in effect.

        3. Effective Date. This Waiver and Amendment shall become effective upon the satisfaction of each of the following conditions precedent (the date of such satisfaction, the "Effective Date"):

        a. The Agent and the Lenders shall have received a counterpart of this Waiver and Amendment, duly executed and delivered by each of the Agent, the Borrowers, the Parent, the Guarantors and the Lenders.

        b. The Agent shall have received a certificate of each of the Borrowers, the Parent and the Guarantors, executed by a Responsible Officer of each of the Borrowers, the Parent and the Guarantors and dated the Effective Date, as to the truthfulness and accuracy of the representations and warranties made in this Waiver and Amendment and as to the absence of Events of Default under the Loan Documents or events which, with the giving of notice or the passage of time or both, would constitute an Event of Default.

        c. The Agent shall have received the favorable written opinion of counsel for each of the Borrowers, the Parent and each of the Guarantors, in form and substance satisfactory to the Agent and the Lenders dated the Effective Date and addressed to the Agent and Lenders.

        d. The Agent shall have received evidence of authorization of the Borrowers, the Parent and the Guarantors with respect to the execution, delivery and performance of this Waiver and Amendment and the transactions contemplated hereunder, such evidence to be in form and substance satisfactory to the Agent.

        e. Each Lender shall have received each of its Revolving Note and Term Note C, amended and restated as of the Effective Date, each duly executed by the Borrowers, payable to its order and otherwise complying with the provisions of Section 2.04 of the Credit Agreement.

        f. The Borrowers shall have paid a $35,000 amendment fee to the Agent (for application to the Lenders on a pro rata basis), together with the fees and disbursements of counsel to the Agent.

        g. The Borrowers shall delivered a true, correct and certified copy of the amendment dated April 4, 1996 to the certificate of incorporation of Parent, as filed with the Secretary of State of New Jersey on May 20, 1996.

        h. The Agent shall have been furnished with any other documents and agreements reasonably requested by Agent and UCC, tax and judgment lien and any other searches requested by the Agent.

        4. $1,825,000 Term Loan. The parties hereto agree and confirm that on the Effective Date of this Waiver and Amendment, the Lenders have made an additional term loan advance to the Borrowers in the aggregate amount of $1,825,000 (the "New Term Loan C Advance"). The parties hereto agree and confirm that (i) the New Term Loan C Advance constitutes part of Term Loan C;
(ii) giving effect to the New Term Loan C Advance, the outstanding principal balance of Term Loan C is $12,500,000; and (iii) the entire proceeds of the New Term Loan C Advance will be used to reduce outstanding Revolving Loans
(but not in permanent reduction of the Revolving Commitment).

        5. Counterparts; Telecopy. This Waiver and Amendment may be executed by the parties hereto individually or in any combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same amendment. The delivery of a signed signature page to this Waiver and Amendment by telecopy transmission shall constitute due execution and delivery of this Waiver and Amendment for all purposes.

        6. Credit Agreement and All Other Loan Documents in Full Force and Effect; Confirmation of Collateral. Except as amended by this Waiver and Amendment, all of the provisions of the Credit Agreement and all of the provisions of each Loan Document shall remain in full force and effect from and after the date hereof. The undersigned hereby confirm and agree that all collateral security and guaranties granted by any of the undersigned in connection with the Credit Agreement and/or the Loan Documents remains in full force and effect after giving effect to this Waiver and Amendment and that the Revolving Loans and Term Loans (both before and after giving effect to this Waiver and Amendment) benefit fully from all such collateral security and guaranties.

        7. References to Credit Agreement. From and after the Effective Date, (a) all references in the Credit Agreement to "this Agreement", "hereof", "herein", or similar terms and (b) all references to the Credit Agreement in each agreement, instrument and other document executed or delivered in connection with the Credit Agreement, shall mean and refer to the Credit Agreement, as amended by this Waiver and Amendment.

        8. Further Assurances. The parties hereto agree to execute and deliver any and all further agreements, certificates and other documents reasonably necessary to implement the provisions of this Waiver and Amendment.


        IN WITNESS WHEREOF, the Agent, the Lenders, the Borrowers, the Parent and the Guarantors have caused this Waiver and Amendment to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.


                              FOODARAMA SUPERMARKETS, INC., as
                                Parent and as Guarantor


                              By:______________________________
                                 Name:
                                                                  Title:



                            NEW LINDEN PRICE RITE, INC., as
                              Borrower and as Guarantor


                            By:______________________________
                               Name:
                               Title:



                            SHOP RITE OF READING, INC., as
                              Borrower and as Guarantor


                            By:______________________________
                               Name:
                               Title:


                            SHOP RITE OF MALVERNE, INC., as
                              Guarantor


                            By:_______________________________
                               Name:
                               Title:



                            FLEET BANK, N.A.(formerly known as
                            NatWest Bank N.A.), as Agent


                            By:_______________________________
                               Name:
                               Title:



                            FLEET BANK, N.A. (formerly known as
                            NatWest Bank N.A.), as Lender


                            By:_______________________________
                               Name:
                               Title:



                            IBJ SCHRODER BANK & TRUST COMPANY,
                            as Lender


                            By:_______________________________
                               Name:
                               Title:



                            THE CHASE MANHATTAN BANK (formerly
                            known as Chemical Bank), as
                            Lender


                            By:_______________________________
                               Name:
                               Title:

                              Annex A

                          SCHEDULE 2.01(a)

                     Revolving Loan Commitments


            Bank                          Commitment        Percentage

Fleet Bank, N.A.
(formerly known as NatWest Bank N.A.)   $10,011,470            57.2084

IBJ Schroder Bank & Trust Company        $3,744,265            21.3958

The Chase Manhattan Bank                 $3,744,265            21.3958


                          SCHEDULE 2.01(b)

                       Term Loan Commitments

                 Bank                    Commitment         Percentage

Fleet Bank, N.A.
(formerly known as NatWest Bank N.A.)    $7,151,050            57.2084

IBJ Schroder Bank & Trust Company        $2,674,475            21.3958

The Chase Manhattan Bank                 $2,674,475            21.3958

                             Schedule A

                           Noncompliances

1. The Borrower's and/or the Parent's failure to timely provide the Agent with copies of Treasury Form 5500 with respect to any Plan, together with certified financial statements (if any) for the Plan and any actuarial statements on Schedule B to such Form 5500. The Borrower and the Parent advise that the foregoing has been delivered as of July 26, 1996;

2. The execution, delivery and filing of the Certificate of Amendment of Certificate of Incorporation of Foodarama Supermarkets, Inc. dated April 4, 1996 filed May 20, 1996;

3. The Breach of clause (m) of Article VIII of the Credit Agreement; and

4. The Borrower's and/or the Parent's failure to disclose the existence of its option to acquire (pursuant to the terms of its lease therefor) the third meat commissary building generally identified as 1911 Pennsylvania Avenue, Linden, New Jersey. The parties hereto agree that the representation and warranty set forth in Section 4.16(a)(vi) of the Credit Agreement is hereby modified to include a reference to the foregoing option.

                     Schedule A-1 to Amendment


            See Attached Schedule A to Credit Agreement