Form 10-K
period 1996-11-02
FOODARAMA SUPERMARKETS INC
filed 1997-01-31
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K
          Annual Report pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

For the fiscal year ended                         Commission file
number
November 2, 1996                                        1-5745


                    FOODARAMA SUPERMARKETS, INC.
       (Exact name of registrant as specified in its charter)

  New Jersey                                       21-0717108
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

                                 NONE
                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes x  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,134,000.
Computation is based on the closing sales price of $15.25 per share of such stock on the American Stock Exchange on January 16, 1997.

     As of January 16, 1997, the number of shares outstanding of Registrant's Common Stock was 1,118,150.

DOCUMENTS INCORPORATED BY REFERENCE
     Information contained in the 1997 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting are incorporated by reference into this Form 10-K at Part III.
                               PART I

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Registrant's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, and other risk factors detailed herein and in other of the Registrant's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


Item 1.       Business

General

The Registrant, a New Jersey corporation formed in 1958, operates a chain of twenty supermarkets, located in Central New Jersey, as well as, two liquor stores and two garden centers, all licensed as ShopRite. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies its stores with bakery products. The Registrant is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name.

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

On May 23, 1995, the Registrant sold its two operating Pennsylvania stores to another member of Wakefern for $5.7 million plus inventory of $2.3 million. The net sales of these two stores, for the 30 weeks of fiscal 1995 during which they were owned by the Registrant, were $29.2 million. See Management's Discussion and Analysis - Results of Operations and Note 8 of Notes to Consolidated Financial Statements.













The following table sets forth certain data relating to the Registrant's business for the periods indicated:
                                             Fiscal Year Ended
                               Nov. 2,  Oct. 28  Oct. 29, Oct. 30,  Oct. 31,
                                1996*    1995     1994      1993**    1992


Average annual sales per store
(in millions)................   $31.8    $30.9    $30.2     $27.4     $26.5
Same store sales increase
(decrease) from prior year...    2.63%    1.62%    0.84%    (3.66%)    1.74%
Total store area in square feet
(in thousands)................. 1,080      954     1,072    1,106     1,170
Total store selling area in square
feet (in thousands)..........     807      710       789      823       841
Average total square feet per store
(in thousands)...............      54       53        54       53        45
Average square feet of selling area
per store (in thousands).....      40       39        39       39        32
Annual sales per square foot of
selling area.................    $789     $784      $766     $698      $819
Number of stores:
  Stores remodeled (> $500,000)     1        0         0        0         0
  New stores opened..........       1        0         0        0         0
  Stores replaced/expanded...       1        0         0        3         3

  Stores closed/divested.....       0        2         1        6         2
Number of stores by size
(total store area):
  30,000 to 39,000 sq.ft .....      4        4         4        5        10
  40,000 to 49,900 sq.ft .....      4        4         4        4         6
  Greater than 50,000 sq.ft...     12       10        12       12        10
Total stores open at period end    20       18        20       21        26
 * Calculated on a 53 week basis. A like 52 week comparison would be $31.2 million in average sales per store and $781 in annual sales per square foot of selling area.

** A strike by the New Jersey retail clerks union severely impacted sales of fifteen stores.

Store Expansion and Remodeling

The Registrant believes that significant capital investment is critical to its operating strategy and is continuing its program to upgrade its existing stores, replace outdated locations and open new "World Class" supermarkets within its core market area of Central New Jersey.

During the last fiscal year one new and one replacement location were opened in Marlboro and Montgomery, New Jersey, respectively. Over the next three years the Registrant plans to open two new and three replacement stores and expand three existing locations. One replacement store is presently under construction in East Windsor, New Jersey.

Technology

Automation and computerization are important to the Registrant's operations and competitive position. In fiscal 1996 all stores were upgraded to IBM 4690 software for the scanning checkout systems.
These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. Additionally, all stores have IBM
RS/6000 processors and satellite communications. The use of these systems allows the Registrant to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the new ShopRite co-branded Master Card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can receive electronic discounts, the value of ShopRite in-ad Clip Less coupons and cash personal checks. Additionally, customers receive a 2% future rebate when paying with the ShopRite Master Card.

The Registrant is also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on computer for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems and most have computerized energy management systems. The Registrant also utilizes a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The time and attendance systems and the direct store delivery receiving systems will be replaced in fiscal 1997.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions.

Industry Segment and Principal Products

The Registrant is engaged in one industry segment. For the last three fiscal years, the Registrant's sales were divided approximately among the categories listed below:


                                         Fiscal Year Ended

Product Categories                 11/02/96  10/28/95  10/29/94

Groceries                          41.7%     42.6%     42.8%
Dairy & Frozen                     16.1      15.9      16.1
Meats, Seafood & Poultry           11.2      11.3      11.9
Non-Foods                           9.7       9.7       9.7
Produce                             8.3       8.3       8.0
Appetizers & Prepared Foods         5.5       5.0       4.8
Pharmacy                            3.4       3.3       3.1
Bakery                              2.2       2.1       1.9
Liquor, Floral & Garden Centers     1.9       1.8       1.7
                                   100.0%     100.0%     100.0%


Gross profit derived by the Registrant from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Registrant owns an 13.4% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite supermarkets. Together, Wakefern and its shareholder members operate approximately 188 supermarkets. Products bearing the ShopRite label accounted for approximately 16% of total sales for the period. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligation to Wakefern. As of November 2, 1996 and October 28, 1995, the Registrant's investment in Wakefern was $8,427,000 and $7,527,000, respectively. The Registrant also has an investment in another company affiliated with Wakefern which was $788,000 at November 2, 1996 and October 28, 1995. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Registrant has had an agreement with Wakefern and all other shareholders of Wakefern, which provides for certain commitments and restrictions on all shareholders of Wakefern. Under the agreement, each shareholder, including the Registrant, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Registrant fulfilled this obligation during the 53 week period ended November 2, 1996. If any shareholder fails to meet such purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern. See Management's Discussion and Analysis - Financial Condition and Liquidity for a discussion of Preferred Stock issued by the Registrant to Wakefern.

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

Competition

The supermarket business is highly competitive. The Registrant competes directly with a number of national and regional chains, including A&P, Pathmark, Grand Union, Acme, Edwards and Foodtown, as well as various local chains and numerous single-unit stores. The Registrant also competes with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores. See Management's Discussion and Analysis-Results of Operations.


Many of the Registrant's competitors have greater financial resources and sales. As most of the Registrant's competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of the meat, produce, delicatessen departments, and prepared foods, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The Registrant believes that its membership in Wakefern and ShopRite allows it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. The Registrant also provides clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities it services. The supermarket business is characterized by narrow profit margins, and accordingly, the Registrant's viability depends primarily on its ability to maintain a relatively greater sales volume and more efficient operations than its' competitors.

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

Employees

As of December 31, 1996, the Registrant employed approximately 4,100 persons, of whom approximately 3,700 are covered by collective bargaining agreements. 73% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. The Registrant has historically maintained favorable relations with its unionized employees. However, a strike of Retail Clerk Union Local 1262 workers occurred in May 1993 against the Registrant and three other New Jersey supermarket chains and continued for three weeks until it was satisfactorily settled. The Registrant is subject to six collective bargaining agreements expiring on various dates from April 1997 to October 2000.

By virtue of the nature of the Registrant's supermarket operations, information concerning backlog, patents, trademarks, licenses and concessions, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Registrant's twenty supermarkets, nineteen of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

The leases expire on various dates from 1999 through 2021. One lease expires in 1999 and does not contain a renewal clause. This location will be replaced by a new supermarket for which a lease has been signed. All other leases contain renewal options ranging from 5 to 25 years. Six leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. Only in two locations is the minimum being exceeded. Most leases also require the Registrant to pay for insurance, common area maintenance and real estate taxes.

The Registrant also is subject to an additional eighteen leases relating to locations where the Registrant no longer conducts supermarket operations; fifteen of such locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. In addition, the Registrant also is subject to a lease covering its executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Registrant also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns and leases meat and prepared foods processing facilities in Linden, New Jersey. The Registrant is also a limited partner in three partnerships, one of which owns a shopping center in which one of the Registrant's leased supermarkets is located. As part of the Registrant's Asset Redeployment Program the Registrant may sell its partnership interests and sell or mortgage the property it owns. See Management's Discussion and Analysis-Financial Condition and Liquidity.

One additional lease has been signed for a supermarket location scheduled to open during fiscal year 1998.


Item 3.  Legal Proceedings

In the ordinary course of its business, the Registrant is party to various legal actions not covered by insurance. Although a possible range of loss cannot be estimated, it is the opinion of management, that settlement or resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition or results of operations of the Registrant.



Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                              Part II

Item 5.  Market for Registrant's Common Stock and Security Holder
Matters

     (a)  The Registrant's Common Stock is traded on the American
Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock
Exchange for the fiscal years ended October 28, 1995 and November 2, 1996.

     Fiscal Quarter Ended                High            Low


     January 28, 1995                   12             10
     April 29, 1995                     10 7/8         10
     July 29, 1995                      11              9 3/4
     October 28, 1995                   13             10 3/4


     January 27, 1996                   13 5/8         10
     April 27, 1996                     18 1/4         13 3/8
     July 27, 1996                      21 1/2         17
     November 2, 1996                   17 1/2         14 1/4

     (b) The approximate number of record holders of the Registrant's Common Stock was 450 as of January 16, 1997.

     (c) No dividends have been declared or paid with respect to the Registrant's Common Stock since October 1979. The Registrant is prohibited from paying dividends on its Common Stock by the Revolving Credit and Term Loan Agreement between the Registrant and a financial institution. In addition, the terms of the Preferred Stock held by Wakefern contain limitations on the payment of cash dividends on the Common Stock. See Management's Discussion and Analysis-Financial Condition and Liquidity. The Registrant has no intention of paying dividends on its Common Stock in the foreseeable future.


Item 6.  Selected Financial Data

The selected financial data set forth below is derived from the Registrant's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.








                             Year Ended

                    Nov. 2,     Oct. 28,    Oct. 29,   Oct. 30,    Oct. 31,
                    1996 (1)     1995 (2)     1994      1993 (3)     1992
                    (Dollars in thousands, except per share amounts)

Income Statement
     Data:

Sales               $601,143     $586,477    $611,074   $674,675    $700,578

Net income (loss)   $  1,396     $   (191)   $   (513)  $ (1,965)   $    712

Income (loss) per
common share        $   1.13     $   (.29)   $   (.58)  $  (1.84)   $    .64

Cash dividends
per common share           -            -           -          -           -

Balance sheet data
(at year end):

Working capital     $  3,056     $ (4,451)   $ (8,674)  $(30,613)(4)$ 13,169

Total assets        $124,181     $110,984    $130,821   $137,440    $152,493

Long-term debt
(excluding current
portion)            $ 41,243     $ 28,334    $ 37,439   $ 13,432(5) $ 63,519

Common share-
holders' equity     $ 30,315     $ 28,672    $ 28,984   $ 30,182    $ 32,147

Book value per
common share        $  27.11     $  25.64    $  25.92   $  27.00    $  28.75

Tangible book value
per common share    $  22.22     $  20.24    $  19.21   $  19.71    $  19.79


(1)  53 week period.

(2)  The period presented includes the results of operations of the
two Pennsylvania         stores for the 30 weeks prior to their sale
on May 23, 1995.

(3)  The period presented includes the results of operations of the
five New York  stores    for the 50 weeks prior to their sale on
October 18, 1993.

(4) Includes $32.6 million of long term debt at October 30, 1993 reclassified as current.

(5)  Does not include $32.6 million of long-term debt at October 30,
1993 reclassified as     current due to a default of a loan covenant
under the Registrant's credit agreements     which terminated
February 15, 1995. Such long-term debt was classified as a current liability on the Registrant's balance sheet as of that date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

The Registrant entered into a Revolving Credit and Term Loan Agreement on February 15, 1995 ("the Credit Agreement"), which was amended as of July 26, 1996 (the "Amended Credit Agreement"). The Amended Credit Agreement, which was assigned by the lending group to one financial institution on December 12, 1996, is secured by substantially all of the Registrant's assets and provides for a total commitment of $30,000,000, including a revolving credit facility and term loan referred to as Term Loan C. The Amended Credit Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization ("EBITDA"), and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants through November 2, 1996 except for the maximum level of capital expenditures, which was exceeded by $188,000 or 2.9% of the covenant limit, in connection with the opening of two new stores in fiscal 1996. The Registrant obtained a waiver of this covenant.

The Amended Credit Agreement (a) increases the total amount available to the Registrant under the working capital facility ("Revolving Note") portion of the Agreement to $17,500,000 from $15,000,000, subject to the borrowing base limitation of 60% of eligible inventory; (b) increases the Term Loan C portion of the borrowings by $1,825,000 to its original principal amount of $12,500,000; (c) revises the repayment schedule for Term Loan C to provide that the first quarterly payment becomes due on December 31, 1996, subsequent quarterly payments are reduced in amount and a balloon payment of $4,500,000 becomes due on February 15, 1999; (d) amends certain definitions; (e) changes certain borrowing limitations, including a provision which permits secured borrowing of up to $6,536,000 from third party lenders in fiscal 1996; (f) permits capital expenditures in fiscal 1996 and 1997 in a manner consistent with the projected timing of such expenditures; and (g) waives technical non-compliance by the Registrant with certain covenants of the Credit Agreement. Other terms and conditions of the Credit Agreement previously reported upon by the Registrant have not been modified.

The Registrant has pursued an asset redeployment program since entering into the Credit Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The remaining components of the asset redeployment program consist of the sale of real estate partnership interests in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket and the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey.

The Amended Credit Agreement combined with the asset redeployment plan described above strengthen the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.

On May 23, 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investment of $1,200,000 in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt.

On January 25, 1996 the Registrant financed $4,068,000 of used equipment at three existing locations. The note bears interest at 10.58% and is payable in monthly installments over its four year term. The proceeds were used to repay existing debt.

On September 13, 1996 the Registrant financed $536,000 of POS equipment at two existing locations. The note bears interest at 8.82% and is payable in monthly installments over its four year term. The proceeds were used to purchase the POS equipment.

On September 30, 1996 and November 1, 1996 the Registrant financed the purchase of $4,602,075 and $1,397,925, respectively, of equipment for the two new store locations in Marlboro and Montgomery, New Jersey. The notes bear interest at 9.02% and 8.74%, respectively, and are payable in monthly installments over their eight year terms.

The Registrant's compliance with the major financial covenants under the Amended Credit Agreement was as follows as of November 2, 1996:

                              Amended        Actual
     Financial                Credit        (As defined in the
     Covenant                 Agreement     Amended Credit Agreement)

     Capital Expenditures   Less than $6,500,000       $ 6,688,000(1)
     Net Worth              Greater than $27,500,000   $33,175,000
     Fixed Charge Coverage
     Ratio                  Greater than .95 to 1.00   1.18 to 1.00
     Total Liabilities to
     Net Worth Ratio     Less than 2.60 to 1.00        2.48 to 1.00
     EBITDA              Greater than $15,100,000      $15,107,000

     (1) Non-compliance with this covenant was waived.

As of March 29, 1996 the Registrant and Wakefern Food Corporation, the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock"), amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and (b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and on July 31, 1996 and October 31, 1996 paid the then current quarterly dividends of $34,000. The Amended Credit Agreement provides that quarterly dividends on the Preferred Stock may be paid through January 31, 1997 and that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996. The Registrant has met all of these targets and although there can be no assurance, believes that it will be in a position and intends to redeem the Preferred Stock prior to March 31, 1997.

No cash dividends have been paid since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital:

Working capital continued to improve in fiscal 1996 as the result of the Amended Credit Agreement. Working capital improved further as the result of (a) the equipment financing completed in January 1996, with $3,000,000 of current debt replaced by long term borrowing; (b) the reduction in current payables relating to inventory and store operations using proceeds of long term borrowings under the Revolving Note; and (c) an increase of $1,000,000 in current related party receivables which become due in fiscal 1997. At November 2, 1996, the Registrant had working capital of $3,056,000 compared to a deficiency of $4,451,000 at October 28, 1995 and a deficiency of $8,674,000 at October 29, 1994. The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Changes in working capital components for fiscal 1995 were primarily attributable to the sale of assets in Pennsylvania, the accelerated application of cash receipts against the Revolving Note and the improved liquidity resulting from the Credit Agreement.

During fiscal 1994, expenditures of $2.8 million of additional cash collateral for worker's compensation insurance, $1.2 million for financial advisory services and an increase in the current portion of long-term debt of $3.9 million, caused a working capital deficiency as of October 29, 1994.

Working capital ratios were as follows:

     November 2, 1996         1.1 to 1.0
     October 28, 1995          .9 to 1.0
     October 29, 1994          .8 to 1.0


Cash flows (in millions) were as follows:

                                        1996      1995      1994

From operations.....................    $ 9.7     $ 9.6     $ 9.9
Investing activities................     (6.5)      2.7      (5.8)
Financing activities................     (3.5)    (14.4)     (3.3)
     Totals                             $( .3)    $(2.1)    $ 0.8

Fiscal 1996 capital expenditures totaled $13,181,000 with depreciation of $8,207,000 compared to $3,755,000 and $8,371,000 respectively for fiscal 1995 and $5,709,000 and $9,183,000 respectively for fiscal 1994. In fiscal 1996 long-term debt increased $10,106,000 as the result of the financing of POS equipment in two locations and equipment in the two new locations in Marlboro and Montgomery, New Jersey and the capitalization of a real estate lease for the Montgomery store.

In fiscal 1995 the Registrant reduced its long-term debt by $13.0 million, using proceeds from the sale of the Pennsylvania stores and cash generated by operations.

The Registrant had $7,691,000 of available credit, at November 2, 1996, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures, debt service for fiscal 1997 and the redemption of the outstanding Preferred Stock.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $601.1 million, $586.5 million and $611.1 million, respectively in fiscal 1996, 1995 and 1994. This represents an increase of 2.5 percent in 1996 and a decrease of 4.0 percent in 1995. These changes in sales levels were the result of the 53rd week in fiscal 1996, opening of two new locations in June and July 1996, sale of two Pennsylvania stores in May 1995 and the closing of one store in June 1994. Comparable store sales were $571.4 million, $556.9 million and $548.0 million in the respective three year periods, an increase of 2.6% in fiscal 1996 and 1.6% in fiscal 1995.

Gross Profit:

Gross profit totaled $152.1 million in fiscal 1996 compared to $148.3 million in fiscal 1995 and $148.7 million in fiscal 1994. Gross profit as a percent of sales was 25.3%, 25.3% and 24.3%, respectively, in fiscal 1996, 1995 and 1994.

In fiscal 1996 gross profit percentage was positively affected by the continued improvement in product mix and Wakefern incentive programs for the two new locations. However, this improvement was offset by price reductions instituted to combat increased competitive pressure in the Registrant's marketing area.

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

Patronage dividends applied as a reduction of the cost of merchandise sold were $6,905,000, $7,246,000 and $7,745,000 for the last three fiscal years. This translates to 1.15%, 1.24% and 1.27% of sales for the respective periods.

                                     Fiscal Years Ended
                              11/02/96  10/28/95  10/29/94
                                      (in millions)

Sales........................ $601.1    $586.5    $611.1
Gross profit.................  152.1     148.3     148.7
Gross profit percentage......   25.3%     25.3%     24.3%


Store Operating, General and Administrative Expenses:

Fiscal 1996 expenses totaled $147.0 million compared to $142.9 million in fiscal 1995 and $145.2 million in fiscal 1994.

                                     Fiscal Years Ended
                              11/02/96  10/28/95  10/29/94
                                        (in millions)

Sales........................ $601.1    $586.5    $611.1
Store Operating, General and
 Administrative Expenses.....  147.0     142.9     145.2
% of Sales...................   24.5%    24.4%     23.8%

Store operating, general and administrative expenses increased slightly in fiscal 1996. This increase was the result of grand opening expenses for the two new locations, as well as increased promotional activity in the Registrant's marketing area and a decrease in income generated from the sale of cardboard due to a drop in the cardboard market. As a percentage of sales, labor and related fringe benefit costs increased .28%, selling expense increased .25% and miscellaneous income declined .08%. These increases were partially offset by decreases in other store expenses of .13% and administrative expense of .29%. Pre-opening costs were $90,000 in fiscal 1996.

The increase in store operating, general and administrative expenses as a percentage of sales for fiscal 1995 is primarily due to increase in supply costs of .17%, advertising of .12% and medical benefit expense of .10%. Pre-opening costs were $129,000 in fiscal 1995. Administrative expense as a percentage of sales, was impacted by the operation of the Pennsylvania stores for only 30 weeks in fiscal 1995.

Amortization expense decreased in fiscal 1996 to $1,826,000 compared to $2,954,000 in fiscal 1995 and $2,336,000 in fiscal 1994. This decline was the result of decreased amortization of goodwill and deferred escalation rents in fiscal 1996 as compared to fiscal 1995 which included the write off of goodwill on the sale of the Pennsylvania stores. Fiscal 1994 includes $420,000 of pre-opening costs.


Interest Expense:

Interest expense totaled $3.5 million in fiscal 1996 compared to $4.6 million in fiscal 1995 and $5.2 million in fiscal 1994. The decrease in fiscal 1996 and 1995 resulted from an overall reduction in debt levels coupled with lower rates on the Registrant's bank credit facility. Interest income was $0.2 million in fiscal 1996 compared to $0.4 million in fiscal 1995 and $0.6 million in fiscal 1994. 1994 includes $0.4 million accrued on prior years' tax refunds due to the Registrant.

Income Taxes:

The Registrant recorded a tax provision of $0.3 million in fiscal
1996 and a tax benefit of $0.2 million, in both fiscal 1995 and fiscal 1994. See Note 15 of Notes to Consolidated Financial
Statements.

Net Income:

The Registrant had net income of $1,396,000 or $1.13 per share in fiscal 1996 compared to a net loss of $191,000 or $.29 per share after an extraordinary charge of $1,009,000 or $.90 per share for the write off of expenses related to the early extinguishment of debt and a charge for the cumulative effect of a change in accounting for post-employment benefits of $129,000 or $.12 per share in fiscal 1995. 1995 results included a net gain on real estate transactions of $259,000 or $.23 per share.

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

Shares outstanding were 1,118,150 for all three years. Per share amounts for fiscal 1996, 1995 and 1994 are after Preferred Stock dividends of $136,000, $136,000 and $136,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 121 which becomes effective for the Registrant for the fiscal year ending November 1, 1997.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. Companies are permitted to continue using the current method of accounting for stock compensation but are required to disclose pro forma net income and earnings per share as if the fair value method of SFAS No. 123 has been used to measure compensation cost. The Registrant does not expect any material impact from adopting the provisions of the Statement which becomes effective for the fiscal year ending November
1, 1997.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Schedules included in Part
IV, Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in Form 8-K filed November 1, 1996 and Form 8-K/A filed December 4, 1996, on October 25, 1996, Amper, Politziner and Mattia was appointed to serve as the independent public accountants for the Registrant for the fiscal year ended November 2, 1996. Deloitte & Touche, LLP ("Deloitte") had served as the
Registrant's independent public accountants for the two (2) fiscal years ended October 28, 1995 and until Deloitte's dismissal on October 25, 1996. The decision to dismiss Deloitte and appoint Amper, Politziner and Mattia was approved by the Registrant's Audit
Committee and Board of Directors.


In connection with the audits of the two (2) fiscal years ended October 28, 1995, and the subsequent interim period through October 25, 1996, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Deloitte's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Registrant's audit reports issued by Deloitte contained no adverse opinions or disclaimer of opinions, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.


                              Part III


Item 10.    Directors and Executive Officers of the Registrant

The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation
14A under the caption "Directors and Executive Officers of the Registrant" and such information is incorporated herein by reference.


Item 11.    Executive Compensation

The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation" and such information is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
Management

The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under introductory paragraphs and under the captions "Principal Shareholders" and "Election of Directors" and such information is incorporated herein by reference.





Item 13.    Certain  Relationships and Related Transactions

The information required in response to this item is contained in the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation - Certain Transactions" and such information is incorporated herein by reference.








































                              Part IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

a.1.     Audited financial statements and                    Page No.
          supplementary data

              Independent Auditors' Report                  F-1-2

              Foodarama Supermarkets, Inc. and
                   Subsidiaries Consolidated Financial
                   Statements:

              Balance Sheets as of November 2, 1996         F-3-4
                   and October 28, 1995.

              Statements of Operations for each of the      F-5
                  fiscal years ended November 2, 1996,
                  October 28, 1995 and October 29, 1994.

              Statements of Shareholders' Equity            F-6
                  for each of the fiscal years ended
                  November 2, 1996, October 28, 1995
                  and October 29, 1994.

              Statements of Cash Flows for each of the      F-7
                  fiscal years ended November 2, 1996,
                  October 28, 1995 and October 29, 1994.

              Notes to Consolidated Financial Statements    F-8 to 26

a.2.    Financial Statement Schedules

              Schedules have been omitted because they are
                  not applicable.

a.3.    Exhibits                                             E-1 to 6


b.      Reports on Form 8-K

               1. November 1, 1996 - Change of Accountants as of October 25, 1996.

                              * * * * * *
                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOODARAMA SUPERMARKETS, INC.
                                         (Registrant)


                              /S/  Michael Shapiro
                               Michael Shapiro
                               Senior Vice President,
                               Chief Financial Officer


                              /S/  Joseph C. Troilo
                               Joseph C. Troilo
                               Senior Vice President,
                               Principal Accounting Officer

Date: January 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date

 /S/  Joseph J. Saker
Joseph J. Saker          Chairman of the Board       January 30 ,1997
                         of Directors and President,
                         Chief Executive Officer

/S/  Charles T. Parton
Charles T. Parton        Director                    January 29 ,1997


/S/  Albert A. Zager
Albert A. Zager               Director               January 30,1997


/S/  Richard Saker
Richard Saker            Executive Vice President,   January 30,1997
                         Secretary and Director,
                         Chief Operating Officer
                                                           Schedule X

                     Independent Auditors' Report

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheet of Foodarama Supermarkets, Inc. and Subsidiaries as of November 2, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of November 2, 1996 and the results of their operations and their cash flows for the fiscal year ended November 2, 1996 in conformity with generally accepted accounting principles.


                                     AMPER, POLITZINER & MATTIA


January 24, 1997
Edison, New Jersey
                     Independent Auditors' Report


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheet of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two fiscal years in the period ended October 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 1995 and the results of their operations and their cash flows for each of two fiscal years in the period ended October 28, 1995 in conformity with generally accepted accounting principles.



                                           DELOITTE & TOUCHE LLP

January 25, 1996
Parsippany, New Jersey

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets
                  November 2, 1996 and October 28, 1995

                                Assets


                                                   1996          1995
Current assets:
   Cash and cash equivalents            $        3,114,000   $  3,435,000
   Merchandise inventories                      31,654,000     27,669,000
   Receivables and other current
      assets                                     2,731,000      2,916,000
     Prepaid income taxes                          974,000              -
     Related party receivables -
       Wakefern                                  6,032,000      4,804,000
     Related party receivables - other           1,259,000        508,000
                                                45,764,000     39,332,000

Property and equipment:
   Land                                          1,650,000      1,650,000
   Buildings and improvements                    1,867,000      1,867,000
   Leaseholds and leasehold
    improvements                                33,238,000     30,188,000
   Equipment                                    55,805,000     45,679,000
   Property and equipment under capital
    leases                                      19,674,000     14,064,000
                                               112,234,000     93,448,000
   Less accumulated depreciation
     and amortization                           53,498,000     45,296,000
                                                58,736,000     48,152,000

Other assets:
   Investments in related parties                9,215,000      8,315,000
   Intangibles                                   5,475,000      6,038,000
   Other                                         3,730,000      7,198,000
   Related party receivables - Wakefern          1,029,000        871,000
   Related party receivables - other               232,000      1,078,000
                                                19,681,000     23,500,000

                                       $       124,181,000   $110,984,000

             FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                 November 2, 1996 and October 28, 1995

                  Liabilities and Shareholders' Equity

                                                  1996         1995
Current liabilities
    Current portion of long-term debt  $       5,182,000   $  7,715,000
    Current portion of long-term debt,
     related party                                52,000         86,000
    Current portion of obligations
     under capital leases                         67,000        303,000
    Current income taxes payable                       -         77,000
    Deferred income tax liability              1,261,000      1,295,000
    Accounts payable
     Related party                            23,850,000     20,239,000
     Others                                    5,100,000      5,753,000
    Accrued expenses                           7,196,000      8,315,000
                                              42,708,000     43,783,000

Long-term debt                                26,852,000     20,349,000
Long-term debt, related party                    757,000              -
Obligations under capital leases              13,634,000      7,985,000
Deferred income taxes                          2,886,000      2,716,000
Other long-term liabilities                    5,329,000      5,779,000
                                              49,458,000     36,829,000


Mandatory redeemable preferred stock,
  $12.50 par; authorized 1,000,000
  shares; issued and outstanding
  136,000 shares                               1,700,000      1,700,000

Shareholders' equity:
    Common stock, $1.00 par;
     authorized 2,500,000 shares;
     issued 1,621,627 shares                   1,622,000      1,622,000
    Capital in excess of par                   2,351,000      2,351,000
    Retained earnings                         32,964,000     32,127,000
    Minimum pension liability
     adjustment                                        -       (806,000)
                                     36,937,000              35,294,000
    Less 503,477 shares, held in
     treasury, at cost                         6,622,000      6,622,000
                                              30,315,000     28,672,000

                                       $     124,181,000 $  110,984,000

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
         Fiscal Years Ended November 2, 1996, October 28, 1995
                          and October  29, 1994

                                1996         1995            1994

Sales                  $    601,143,000  $ 586,477,000   $ 611,074,000

Cost of merchandise
 sold                       449,077,000    438,222,000     462,407,000

Gross profit                152,066,000    148,255,000     148,667,000

Store operating,
 general and
 administrative
 expenses                   146,992,000    142,849,000     145,244,000

Income from
 operations                   5,074,000      5,406,000       3,423,000

Other (expense) income:
   Gain on the sale
    of stores                         -        474,000         549,000
   Interest expense          (3,522,000)    (4,578,000)     (5,217,000)
   Interest income              183,000        432,000         551,000
                             (3,339,000)    (3,672,000)     (4,117,000)
Income (loss) before
 taxes, extraordinary
 item and cumulative
 effect of change in
 accounting                   1,735,000      1,734,000        (694,000)

Income tax
 (provision) benefit           (339,000)      (787,000)        181,000

Income (loss) before
 extraordinary item
 and cumulative effect
 of change in
 accounting                   1,396,000        947,000        (513,000)

Extraordinary item:
   Early extinguishment
  of debt (net of tax
  benefit of $839,000)                -     (1,009,000)              -
Cumulative effect of
   change in accounting
 (net of tax benefit
  of $107,000)                        -       (129,000)              -

Net income (loss)      $      1,396,000  $    (191,000)  $    (513,000)

             FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
        Fiscal Years Ended November 2, 1996, October 28, 1995
                         and October  29, 1994
                              (continued)


Per share information:

Income (loss) before
 extraordinary item
 and cumulative effect
 of change in
 accounting            $            1.13       $     .73   $     (.58)

Extraordinary item                     -            (.90)           -

Cumulative effect
 of change in
 accounting                            -           (.12)            -

Net income (loss)
 per common share      $            1.13       $  ( .29)  $      (.58)

Weighted average
 shares outstanding            1,118,150      1,118,150     1,118,150


                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended November 2, 1996, October 28, 1995 and October 29, 1994

                                             Capital
                          Common Stock       in Excess    Retained
                      Shares      Amount      of Par      Earnings

Balance - October 30,
 1993                1,621,627  $1,622,000  $2,351,000  $32,831,000

Net loss 1994                -           -           -     (513,000)

Minimum pension
 liability adjustment        -           -           -            -

Balance - October 29,
 1994                1,621,627   1,622,000   2,351,000   32,318,000

Net loss 1995                -           -           -     (191,000)

Minimum pension
 liability adjustment        -           -           -            -

Balance - October 28,
 1995                1,621,627   1,622,000   2,351,000   32,127,000

Net income 1996              -           -           -    1,396,000

Preferred stock
 dividends paid -
 $4.11 per share             -           -           -     (559,000)

Minimum pension
 liability adjustment        -           -           -            -

Balance - November 2,
 1996                1,621,627  $1,622,000  $2,351,000 $ 32,964,000

                      Minimum
                      Pension
                     Liability       Treasury Stock        Total
                    Adjustment    Shares       Amount     Equity
Balance - Oct. 30,
1993               $        -   (503,477)   (6,622,000) $ 30,182,000
Net Loss 1994               -          -             -      (513,000)
Minimum pension
 Liability Adj.      (685,000)         -             -      (685,000)
Balance - Oct. 29
 1994                (685,000)  (503,477)   (6,622,000)   28,984,000
Net Loss 1995               -          -             -      (191,000)
Minimum Pension
 Liability Adj.      (121,000)         -             -      (121,000)
Balance - Oct 28,
 1995                (806,000)  (503,477)   (6,622,000)   28,672,000
Net Income 1996             -          -             -     1,396,000
Preferred Stock
 dividends paid
 $4.11 per share            -          -             -      (559,000)
Minimum Pension
 liability adj.       806,000          -             -       806,000
Balance - Nov 2,
 1996                       -   (503,477)   $6,622,000) $ 30,315,000

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
 Fiscal Years Ended November 2, 1996, October 28, 1995 and October 29,
                                 1994

                                          1996       1995          1994

Cash flows from operating
 activities
 Net income (loss)           $        1,396,000   $(191,000)  $  (513,000)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities
  Depreciation                        8,207,000   8,371,000     9,183,000
  Amortization, intangibles             563,000   1,440,000       637,000
  Amortization, deferred
   financing costs                      820,000     846,000       521,000
  Amortization, deferred
   rent escalation                      353,000     539,000       640,000
  Amortization, other assets             90,000     129,000       538,000
  Gain on store divestitures                  -    (474,000)     (549,000)
  Deferred income taxes                 136,000    (729,000)     (181,000)
  Loss on disposal of store
   property and equipment
   and other assets                           -      93,000       140,000
  (Increase) decrease in
  Merchandise inventories            (3,985,000)  2,131,000     4,183,000
  Receivables and other
   current assets                       185,000     946,000     3,134,000
  Prepaid income taxes                 (974,000)          -             -
  Other assets                        2,484,000   1,928,000    (4,565,000)
  Related party receivables -
   Wakefern                          (1,386,000)  1,065,000       931,000
  Increase (decrease) in
   Accounts payable                   2,958,000  (5,551,000)   (2,036,000)
  Income taxes payable                  (77,000)   (168,000)     (301,000)
  Other liabilities                  (1,042,000)   (623,000)   (1,840,000)
    Other                                     -    (121,000)            -
                                      9,728,000   9,631,000     9,922,000

Cash flows from investing
 activities
 Net proceeds from the sale
  of property and equipment                   -      41,000        30,000
 Net proceeds from the sale
  of stores                                   -   6,649,000       549,000
 Cash paid for the purchase
  of property and equipment          (6,645,000) (3,755,000)   (5,709,000)
 (Increase) decrease in
  related party  receivables -
  other                                  95,000    (246,000)     (667,000)
                                     (6,550,000)  2,689,000    (5,797,000)

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows - (continued)
 Fiscal Years Ended November 2, 1996, October 28, 1995 and October 29,
                                  1994

Cash flows from financing
 activities
 Preferred stock dividend
  payments                             (559,000)          -             -
 Proceeds from issuance of
  debt                               13,202,000  35,005,000             -
 Principal payments under
  long-term debt                    (15,768,000)(46,618,000)   (2,102,000)
 Principal payments under
  capital lease obligation             (197,000) (1,380,000)   (1,246,000)
 Principal payments under
  long-term debt, related party        (177,000)          -             -
 Debt restructuring costs                     -  (1,434,000)            -
                                     (3,499,000)(14,427,000)   (3,348,000)

Net (decrease) increase in
 cash and cash equivalents             (321,000) (2,107,000)      777,000

Cash and cash equivalents,
 beginning of year                    3,435,000   5,542,000     4,765,000

Cash and cash equivalents,
 end of year                 $        3,114,000 $ 3,435,000   $ 5,542,000

Supplemental disclosures of
 cash paid
 Interest                    $        3,526,000 $ 5,105,000   $ 5,316,000
 Income taxes                         1,263,000     494,000       656,000

Note  1 - Summary of Significant Accounting Policies
          Fiscal Year
          The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1996 consists of the 53 weeks ended November 2, 1996 and fiscal 1995 and 1994 consist of the 52 weeks ended October 28, 1995 and October 29, 1994, respectively.

          Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          Operations
          The Company operates in one industry segment, the sale of retail food and non-food products, primarily in the central New Jersey region.

          Reclassifications
          Certain reclassifications have been made to prior years' financial statements in order to conform to the current year presentation.

          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents
          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          Merchandise Inventories
          Merchandise inventories are stated at the lower of cost
          (first-in, first-out) or market with cost being determined under the retail method.

          Property and Equipment
          Property and equipment is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful lives of between three and ten years for equipment, the shorter of the useful life or lease term for leasehold and leasehold improvements, and twenty years for buildings.

          Property and equipment under capital leases is recorded at the lower of fair market value or the net present value of the minimum lease payments.

          Investments
          The Company's investment in its principal supplier, Wakefern Food Corporation ("Wakefern"), is stated at cost (see Note 4).

          Intangibles
          Intangibles consist of goodwill, favorable operating lease costs and a covenant not to compete. Goodwill is being amortized on a straight-line basis over periods from 15 to 37 years. The favorable operating lease costs are being amortized on a straight-line basis over the initial terms of the related leases which range from 14 to 31 years. The covenant not to compete was amortized on a straight-line basis over the contractual life of the agreements of six years, ending March 1996.

          Management assesses the recoverability of intangibles by comparing the Company's forecast of cash flows from future operating results, on an undiscounted basis, to the unamortized balance of intangibles at each balance sheet date. Cash flows from operating results represent net income excluding depreciation and amortization. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of the expected cash flow from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of intangibles as of such time. The recoverability of intangibles is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. Management believes, at this time, that the intangibles carrying values and useful lives continue to be appropriate.

          Deferred Financing Costs
          Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

          Postretirement Benefit other than Pensions
          The Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan.


Note 1 - Summary of Significant Accounting Policies - (continued) Postemployment Benefits
          Effective October 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). In accordance with SFAS No. 112, the Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees. The Company previously expensed the cost of these benefits as claims were paid.

          Preopening Costs
          Costs associated with the opening of new stores are amortized over a period of twelve months commencing one month after the opening of the store.

          Store Closing Costs
          The costs, net of amounts expected to be recovered, are expensed when a decision to close a store is made. Until a store is closed, operating results continue to be reported.

          Earnings (Loss) Per Share
          The computation of earnings (loss) per share is based on the weighted average number of common shares outstanding during each year (1,118,150 shares in 1996, 1995 and 1994) and mandatory preferred stock dividend requirements of $136,000 in fiscal 1996, 1995 and 1994. Fully diluted net income (loss) per share has not been presented since the amount is antidilutive.

Note  2 - Concentration of Cash Balance
          As of November 2, 1996, cash balances of approximately $683,000 and $368,000 were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
          (FDIC). These balances exceed the insured amount of $100,000.

Note  3 - Receivables and Other Current Assets
          Receivables and other current assets consist of the following:

                                              November 2, October 28,
                                                1996         1995
          Accounts receivable               $ 1,867,000   $ 2,048,000
          Prepaids                              979,000       760,000
          Rents receivable                      550,000       624,000
          Less allowance for
           uncollectible accounts              (665,000)     (516,000)
                                            $ 2,731,000   $ 2,916,000

Note  4 - Related Party Transactions
          Wakefern Food Corporation
          As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at November 2, 1996 and October 28, 1995. The Company has a 13% and 11% investment in Wakefern of $8,427,000 at November 2, 1996 and $7,527,000 at October 28, 1995,
          respectively. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/shareholders of the Company. As of November 2, 1996, the Company was obligated to Wakefern for $808,500 for the increase in its required investment (see Note 10 Long-Term Debt, Related Party).

          The Company also has an investment in Insure-Rite, Ltd., another company affiliated with Wakefern, which was $788,000 at November 2, 1996 and October 28, 1995.
          Insure-Rite, Ltd. provides the Company with its general liability and property insurance coverage.

          As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated financial statements. For fiscal 1996, 1995 and 1994, the patronage dividends were $6,905,000, $7,246,000 and $7,745,000, respectively.

          At November 2, 1996 and October 28, 1995, the Company has current receivables due from Wakefern of approximately $6,032,000 and $4,804,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,029,000 and $871,000, respectively.




Note  4 - Related Party Transactions - (continued)
          Wakefern Food Corporation - (continued)
          In September 1987, the Company and all other stockholder members of Wakefern, entered into an agreement with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each stockholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a stockholder's stores, merger with another entity or on the transfer of a controlling interest in the stockholder. The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $416,391,000, $403,794,000 and $399,771,000 for the years ended November 2, 1996, October 28, 1995 and October 29, 1994, respectively.

          Wakefern charges the Company for, and provides the Company with product and support services in numerous administrative functions. These services include advertising, insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing.

          In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

Note  4 - Related Party Transactions
          Other
          The Company has receivables from related parties that include shareholders, directors, officers and real estate partnerships. At November 2, 1996 and October 28, 1995, approximately $840,000 and $1,141,000 respectively, of these receivables, consist of notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates. At November 2, 1996 and October 28, 1995, $1,259,000 and $508,000,
          respectively, were included in current related party receivables and $232,000 and $1,078,000, respectively, were included in noncurrent related party receivables.

          Fair Value
          Determination of the fair value of the above receivables and investments is not practicable due to their related party nature.

Note  5 - Intangibles
          Intangibles consist of the following:

                                       November 2,         October 28,
                                           1996               1995

          Goodwill                   $   3,493,000    $     3,493,000
          Favorable operating lease
           costs                         4,685,000          4,685,000
          Covenant not to compete                -          5,951,000
                                         8,178,000         14,129,000
          Less accumulated amortization  2,703,000          8,091,000
                                       $ 5,475,000   $      6,038,000

Note  6 - Other Assets
          Other assets consist of the following:
                                               November 2,  October 28,
                                                 1996          1995

          Cash collateral for workers
           compensation insurance        $      927,000   $   4,012,000
          Deferred financing costs            1,156,000       1,856,000
          Deposits                              394,000         180,000
          Other                               1,253,000       1,150,000
                                         $    3,730,000   $   7,198,000

Note  7-  Accrued Expenses
          Accrued expenses consist of the following:

                                               November 2,  October 28,
                                                 1996          1995

          Payroll and payroll related
           expenses                       $   3,263,000 $    3,564,000
          Insurance                             623,000      1,097,000
          Sales, use and other taxes            900,000        958,000
          Interest                              207,000        211,000
          Employee benefits                     544,000        587,000
          Occupancy costs                     1,058,000      1,263,000
          Real estate taxes                     316,000        419,000
          Other                                 285,000        216,000
                                          $   7,196,000 $    8,315,000

Note  8 - Store Divestitures
          In order to repay Term Loans A and B on a timely basis (see Note 9 Long-Term Debt), the Company developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch in which the Company operates a supermarket, the sale/leaseback or mortgaging of buildings owned by the Company and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey.

          On May 23, 1995, the Company sold its two operating locations in Pennsylvania to another Wakefern member (see
          Note 16 Commitments and Contingencies). The sale provided proceeds to the Company of $5,700,000 plus merchandise inventory of $2,300,000 and the return of its investment in Wakefern of $1,200,000. The proceeds were used to reduce outstanding debt as follows: $2,000,000 repaid Term Loan A, $3,000,000 was applied against Term Loan B, $1,200,000 of equipment leases were fully repaid, $900,000 repaid debt due to Wakefern and the balance of the proceeds was applied against accounts payable and the Revolving Note. The sale resulted in a loss of $96,000.

          On February 3, 1995, the Company sold an owned location in Neptune, New Jersey which had been operated as a supermarket until September 1993. The sale provided net proceeds of $949,000 and resulted in a gain of $570,000.

          On September 2, 1994, the Company sold a leasehold interest in the Roxborough location, which provided net proceeds of $549,000 and resulted in a pre-tax gain in a like amount.

Note  9 - Long-term Debt
          Long-term debt consists of the following:

                                            November 2,          October 28,
                                                 1996              1995

          Notes payable, banks          $      20,309,000    $    25,514,000
          Notes and mortgages payable          11,725,000          2,364,000
          Notes payable, covenant not
           to compete                                   -            186,000
                                               32,034,000         28,064,000
          Less current portion                  5,182,000          7,715,000
                                        $      26,852,000    $    20,349,000

          On February 15, 1995, the Company entered into a Revolving Credit and Term Loan Agreement ("the Agreement") with a consortium of banks providing for a total commitment of $38,000,000 (the "Refinancing"), collateralized by substantially all of the Company's assets. The proceeds from the Refinancing were used to repay the Company's senior notes and bank debt and provide for a working capital facility ("Revolving Note") to fund future operations and expenditures, as necessary.

          The Agreement consisted of three Term Loans (A, B, and C) and a Revolving Note. Term Loan A totaled $2,000,000, and was due within six months from closing. Term Loan B totaled $8,500,000, and was due within 1 year from closing. Term Loan C totals $12,500,000 and bears interest at 1.25% over prime. Term Loan C is payable in quarterly installments commencing December 31, 1996 through February 15, 1999.

          The Revolving Note, with a total availability, based on 60% of eligible inventory, of up to $17,500,000, bears interest at 1.25% over prime. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note. The prime rate on November 2, 1996 was 8.25%. The Revolving Note matures February 15, 1999. At November 2, 1996, the Company had a $2,000,000 letter of credit outstanding and $7,691,000 of available credit under the Revolving Note. All cash receipts are required to be deposited each day and applied against the Revolving Note balance. Disbursements are charged as they are paid and increase the Revolving Note balance. As of November 2, 1996, $4,904,000 of cash receipts on hand or in transit are restricted for application against the Revolving
          Note balance.  As of November 2, 1996, Term Loans A and
          B have been fully repaid.

Note  9 - Long-term Debt - (continued)
          On January 25, 1996, the Company financed, and pledged as collateral, equipment which cost approximately $9,942,000. The note for $4,068,000 bears interest at 10.58% and is payable in monthly installments over its four year term. Term Loan B was fully repaid from the proceeds of this equipment financing and from the collection of other non-operating assets.

          The Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures and payment of dividends, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization, and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios.

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

          At November 2, 1996 and October 28, 1995, property and equipment which cost approximately $20,371,000, and $3,007,000, respectively, was pledged as collateral for certain notes and mortgages. These notes bear interest ranging from 5.87% to 10.58% and the due dates range from March 1999 to November 2004.

          Aggregate maturities of long-term debt are as follows:

          Fiscal Year

             1997                       $                         5,182,000
             1998                                                 6,391,000
             1999                                                 7,782,000
             2000                                                 9,182,000
             2001                                                   771,000
             Thereafter                                           2,726,000

          As of November 2, 1996, the fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt.

Note 10 - Long-term Debt, Related Party
          As of November 2, 1996 the Company was indebted for an investment in Wakefern. The debt is non-interest bearing and payable in scheduled installments as follows:

          Fiscal Year

             1997                                      $           52,000
             1998                                                  52,000
             1999                                                 175,000
             2000                                                 182,000
             2001                                                 182,000
             2002                                                 166,000

          Determination of the fair value of the above long-term debt is not practicable due to its related party nature.

Note 11 - Other Long-Term Liabilities
          Other long-term liabilities consist of the following:

                                                     November 2,   October 28,
                                                        1996           1995

          Deferred escalation rent                 $   3,975,000 $  3,622,000
          Pension liability                                    -      880,000
          Deferred compensation                          760,000      682,000
          Other                                          594,000      595,000
                                                   $   5,329,000 $  5,779,000

Note 12 - Long-Term Leases
          Capital Leases
          Property and equipment under capital leases consists of:

                                              November 2,   October 28,
                                                  1996        1995

          Real estate                    $     15,259,000   $ 9,649,000
          Fixtures and equipment                4,415,000     4,415,000
                                               19,674,000    14,064,000
          Less accumulated amortization         9,015,000     8,492,000
                                         $     10,659,000   $ 5,572,000

          The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of November 2, 1996:

          Fiscal Year

             1997                                   $          1,375,000
             1998                                              1,738,000
             1999                                              1,738,000
             2000                                              1,738,000
             2001                                              1,752,000
             Thereafter                                       19,857,000
             Total minimum lease payments                     28,198,000
             Less amount representing interest                14,497,000
             Present value of net minimum
              lease payments                                  13,701,000
             Less current maturities                              67,000
             Long-term maturities                   $         13,634,000

          Included in the above are three leases on stores, one of which is being leased from a partnership in which the Company has a 40% limited partnership interest at annual lease payments of $628,000 in fiscal 1996, 1995 and 1994.

          Operating Leases
          The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and six leases require a further rental payment based on a percentage of the stores annual sales in excess of a stipulated minimum. Percentage rent expense was $225,000, $206,000 and $290,000 for the fiscal years 1996, 1995 and 1994, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

          Total rental expense for all operating leases consists of:

                            Fiscal 1996       Fiscal 1995        Fiscal 1994

          Land and
           buildings      $   9,824,000    $   10,152,000      $  10,265,000
          Less subleases     (2,140,000)       (1,920,000)        (1,986,000)
                          $   7,684,000    $    8,232,000      $   8,279,000

          The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at November 2, 1996 are as follows:

                                                  Income from
          Fiscal                Land and     Noncancellable     Net Rental
          Year                 Buildings       Subleases        Commitment

          1997         $       9,665,000  $   1,942,000     $     7,723,000
          1998                 9,434,000      1,563,000           7,871,000
          1999                 9,385,000      1,199,000           8,186,000
          2000                 8,885,000        595,000           8,290,000
          2001                 8,406,000        506,000           7,900,000
          Thereafter          75,473,000        362,000          75,111,000
                       $     121,248,000  $   6,167,000     $   115,081,000

          The Company is presently leasing one of its supermarkets, a garden center and liquor store, from a partnership in which the president has an interest, at an annual aggregate rental of $591,000, $560,000 and $558,000 for the fiscal years 1996, 1995 and 1994, respectively.

Note 13 - Mandatory Redeemable Preferred Stock
          As of February 16, 1993, the Company received $1,700,000 for the issuance of 136,000 shares of Preferred Stock at $12.50 par value per share to Wakefern Food Corporation. These securities were issued partially to fund capital expenditures made in fiscal 1992.

          Dividends on the Preferred Stock are cumulative, accrue at an annual rate of 8% for the first four years and increase by 2% per year thereafter until redeemed, and are payable when and as declared by the Company's board of directors. As of November 2, 1996, all dividends have been declared and paid. The Preferred Stock is redeemable on June 8, 1999, and is subject to mandatory earlier redemption on the occurrence of certain events, including a change of control, as defined, in the Company.

          The Preferred Stock is convertible at any time after March 31, 1997 into shares of the common stock of the Company at the then market value of such common stock at a conversion value of $12.50 per share. The maximum number of common shares which can be issued upon conversion is 1,381,850 shares (representing the sum of all of the Company's unissued and treasury shares). Based on the market price per share of the Common Stock on November 2, 1996, 119,298 shares would be used for conversion.

          The Revolving Credit and Term Loan Agreement provides that no Preferred Stock may be redeemed, unless the Company has met or exceeded its financial performance and debt reduction targets for the fiscal year ended November 2, 1996.

Note 14 - Stock Options
          On May 10, 1995, the Company's shareholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, at prices not less than fair market value at the date of the grant. Options granted under the plan vest over a period of three years from the date of grant. At November 2, 1996, no options had been granted. At October 29, 1994, the prior stock option plan terminated with no options being granted.

Note 15 - Income Taxes
          The income tax provision (benefit) consists of the following:

                                  Fiscal 1996 Fiscal 1995  Fiscal 1994
          Federal:
           Current         $               -  $  412,000   $  420,000
            Deferred                 114,000    (699,000)    (608,500)
          State and local:
            Current                  203,000     135,000            -
            Deferred                  22,000      (7,000)       7,500

                            $        339,000    (159,000)  $ (181,000)

          Deferred income taxes result primarily from temporary differences between the tax basis of assets and liabilities and their reported value in the financial statements.

          The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                          Fiscal    Fiscal     Fiscal
                                           1996       1995      1994

          Tax provision (benefit)
           at the statutory rate          34.0 %      34.0%     (34.0)%
          State and local income
           tax provision (benefit),
           net of federal income
           tax                             5.9 %       9.0%      (9.0)%
          Goodwill amortization not
           deductible for tax
           purposes                        2.8 %         -        7.1 %
          Officers' life insurance
           income not includable
           for tax purposes               (2.0)%         -        -
          Adjustment to prior
           years tax provision            (2.7)%         -        9.5 %
          Adjustment to contingent
           tax liabilities               (19.0)%         -          -
          Other                             .5 %       2.5%        .3 %
          Actual tax provision
           (benefit)                      19.5 %      45.5%      (26.1)%

          Net deferred tax assets and liabilities consist of the
          following:
                                              November 2,  October 28,
                                                  1996        1995

          Current deferred tax assets:
          Reserves                           $   687,000   $  362,000
          Other                                  581,000       26,000
                                               1,268,000      388,000

          Current deferred tax
           liabilities:
          Patronage dividend receivable       (1,426,000)  (1,231,000)
          Inventories                           (291,000)    (335,000)
          Other                                 (812,000)    (117,000)
                                              (2,529,000)  (1,683,000)

          Current deferred income
           tax liability                     $(1,261,000) $(1,295,000)

          Noncurrent deferred tax
           assets:
          Alternative minimum tax
           credits                           $   230,000 $    888,000
          State loss carryforward                630,000      595,000
          Investment tax credits               1,089,000    1,070,000
          Contribution carryover                       -       46,000
          Lease obligations                    1,233,000    1,666,000
          Other                                  397,000    1,208,000
                                               3,579,000    5,473,000

          Noncurrent deferred tax
           liabilities:
          Depreciation of fixed
           assets                             (5,285,000)  (6,953,000)
          Pension obligations                   (311,000)    (311,000)
          Other                                 (869,000)    (925,000)
                                              (6,465,000)   (8,189,000)

          Noncurrent deferred income
           tax liability                     $(2,886,000) $ (2,716,000)

          Investment tax credits expire October 1998 through October 2001.

Note 16 - Commitments and Contingencies
          Legal Proceedings
          The Company is involved in various legal actions and claims arising in the ordinary course of business.
          Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

          Guarantees
          The Company remains contingently liable under leases assumed by third parties in the event of nonperformance by these assignees. As of November 2, 1996, the minimum annual rental under these leases amounted to approximately $745,000, expiring at various dates through 2000. The Company has not experienced and does not anticipate any material nonperformance by these assignees.

          Contingencies
          The Company's general liability insurer, Insure-Rite, Ltd., can make premium calls up to a maximum of 45% of premiums paid for the policy year ended December 1, 1993 and 38% for the policy year ended December 1, 1994. Such a call could be approximately $850,000 per year. The insurer advises that current loss information does not allow them to determine if a call will be necessary for either policy year.

          In May, 1995 the Company sold its two operating locations in Pennsylvania. If the purchaser of these supermarkets ceases to operate prior to May, 2000 the Company may be liable for an unfunded pension withdrawal liability. As of November 2, 1996 the potential withdrawal liability was approximately $860,000. The Company fully anticipates that the purchaser of these stores, a Wakefern member, will remain in operation throughout this five year period.

Note 17 - Retirement and Benefit Plans
          Defined Benefit Plans
          The Company sponsors two defined benefit pension plans covering administrative personnel and members of one union. Employees covered under the administrative pension plan earn benefits based upon percentage of annual compensation and may make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of November 2, 1996 and October 28, 1995 the plans held at fair market value $523,000 and $422,000 in common stock of the Company.

Note 17 - Retirement and Benefit Plans - (continued)
          Defined Benefit Plans - (continued)
          Net pension expense consists of the following:

                                  Fiscal 1996 Fiscal 1995  Fiscal 1994

          Service cost -
           benefits
           earned
           during the
           period            $       308,000  $  276,000   $   288,000
          Interest cost on
           projected benefit
           obligation                445,000     398,000       360,000
          Actual return on
           plan assets              (621,000)   (404,000)      233,000
          Net amortization
           and deferral              360,000     154,000      (425,000)
          Net pension cost   $       492,000 $   424,000  $    456,000

          The following table sets forth the two pension plan's funded status and amounts recognized in the Company's consolidated financial statements at November 2, 1996 and October 28, 1995.

                                            November 2,   October 28,
                                                1996            1995

          Actuarial present value
           of benefit obligations:
          Vested benefits obligation       $ 5,106,000   $     4,694,000
          Non-vested benefits
           obligation                          218,000           212,000

          Accumulated benefit
           obligations                     $ 5,324,000   $     4,906,000

          Projected benefit
           obligations                     $(6,569,000)  $    (6,167,000)
          Plan assets at fair value          5,658,000         4,727,000
          Projected benefit
           obligations in excess of
           plan assets                        (911,000)       (1,440,000)

          Adjustment required to
           recognize minimum liability               -          (880,000)
          Unrecognized transition asset        (36,000)          (48,000)
          Unrecognized prior service
           costs                                66,000            74,000
          Unrecognized loss from prior
           experience, amortized over
           eight and eleven years            1,660,000         2,115,000

          Prepaid (accrued) pension
           cost                            $   779,000   $      (179,000)

Note 17 - Retirement and Benefit Plans - (continued)
          Defined Benefit Plans - (continued)
          The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 7.25% to 8.0%. The expected long-term rates of return on plan assets ranged from 7.0% to 8.0%. The rates of increase in future compensation levels was 4.0%.

          At October 28, 1995, the accumulated benefit obligation exceeded the fair value of the plans' assets. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 28, 1995, a liability of $880,000 is included in Other Long-Term Liabilities, an intangible asset equal to the prior service cost of $74,000 is included in Other Assets, and a charge of $806,000 is reflected as a Minimum Pension Liability Adjustment in stockholders' equity in the Consolidated Balance Sheet.

          Multi-Employer Plan
          Health, welfare and retirement expense was approximately $6,036,000 in fiscal 1996, $5,942,000 in fiscal 1995 and
          $7,497,000 in fiscal 1994 under plans covering union employees. Such plans are administered through the unions involved. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have potential obligation as a participant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans. (see Note 16).

          401(k) Savings Plan
          The Company sponsors an employee 401(k) savings plan for all non-union employees. Contributions to the plan are in the form of employee salary deferrals.

Note 18 - Other Postretirement and Postemployment Benefits
          Postretirement Benefits
          The Company provides certain current and former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment, the relevant actuarial assumptions and the health-care cost trend rates which are projected at 9% and 10% and which grade down to 4% and 5% over five years at November 2, 1996 and October 28, 1995, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

          Net periodic postretirement benefit cost expense consists of the following:

                                             Fiscal 1996        Fiscal 1995
          Service cost - benefits
           earned during the period     $         16,000     $       13,000
          Interest cost                           83,000             80,000
          Net amortization and
           deferral                               30,000             35,000
          Net periodic postretirement
           benefit cost                          129,000     $      128,000

          The net periodic postretirement benefit cost was not material for the fiscal year ending October 29, 1994. The following table sets forth the funded status and amounts recognized in the Company's consolidated financial statements at November 2, 1996 and October 28, 1995.

          Actuarial present value of benefit obligation.

                                               November 2,   October 28,
                                                   1996          1995

          Deferred compensation             $ 1,195,000   $   1,025,000
          Medical                                45,000          36,000

          Accumulated postretirement
           benefit obligation                 1,240,000       1,061,000
          Unrecognized net loss,
           amortized over nine years            480,000         379,000
          Accrued postretirement
           benefit cost                     $   760,000   $     682,000

Note 18 - Other Postretirement and Postemployment Benefits -
          (continued)
          Postretirement Benefit - (continued)
          The effect of a 1% change in the assumed cost trend rate would not have a material impact on the accumulated postretirement benefit obligation as of November 2, 1996 and October 28, 1995 or the net periodic postretirement benefit cost for fiscal 1996 and 1995. The assumed discount rate used in determining the postretirement benefit obligation as of November 2, 1996 and October 28, 1995 was 8%.

          Postemployment Benefits
          Effective October 29, 1994, the Company adopted SFAS No.
          112. Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees. The Company previously expensed the cost of these benefits as claims were paid.

          The effect of this change as of October 29, 1994 resulted in a charge to income of $129,000, net of an income tax benefit of $107,000, and has been presented as a cumulative effect of a change in accounting method in the accompanying consolidated statement of operations for fiscal 1995.

          The accrued liability under SFAS No. 112 as of November
          2, 1996 and October 28, 1995 was $306,000 and $271,000,
          respectively.

Note 19-  Noncash Investing and Financing Activities
          During the year ended November 2, 1996, the Company acquired additional property and equipment for $13,181,000. In conjunction with the acquisition, liabilities were assumed as follows:

          Cost of property and
           equipment acquired                    $             13,181,000
          Cash paid                                            (6,645,000)
          Liabilities assumed                    $              6,536,000

          In addition, a capital lease obligation of $5,610,000 was incurred when the Company entered into a lease for a new store.

          The Company was required to make an additional investment in Wakefern for $900,000 for the two new stores opened during the year ended November 2, 1996. In conjunction with the investment, liabilities were assumed for the same amount.

Note 19 - Noncash Investing and Financing Activities - (continued) At November 2, 1996, the additional minimum liability of $880,000, the related intangible of $74,000 and the direct charge of equity of $806,000 was reversed since the Company's defined benefit plans assets exceeded the accumulated benefit obligations.

Note 20 - Unaudited Summarized Consolidated Quarterly Information
          Summarized quarterly information for the years ended
          November 2, 1996 and October 28, 1995 was as follows:

                                     Thirteen - Fourteen Weeks Ended

                             January 27,  April 27,   July 27,  November 2,
                                 1996         1996        1996       1996
                             (Dollars in thousands, except per share data)

          Sales        $       146,303  $    140,815  $  147,793  $ 166,232
          Gross profit          36,540        35,525      37,756     42,245
          Net income               496           374         320        206
          Mandatory
           preferred stock
           dividend
           requirement             (34)          (34)        (34)      (34)
          Earnings
           available to
           common sk               462           340         286       172
          Earnings (loss)
           available per
           common share            .41           .31         .25       .16


          Thirteen Weeks Ended January 28, April 29,  July 29,  October 28,
                               1995          1995       1995        1995
                               (Dollars in thousands, except per share data)

          Sales            $   152,814 $   147,432 $  147,145  $   139,086
          Gross profit          37,318      37,212     37,160       36,565
          Income before
           extraordinary
           item and
           cumulative
           effect of
           change
           in accounting             7         146       545          249
          Extraordinary
           item, early
           extinguishment
           of debt                   -      (1,368)        -          359

Note 20 - Unaudited Summarized Consolidated Quarterly Information -
          (continued)
                                      Thirteen Weeks Ended
                             January 28,  April 29,  July 29,    October 28,
                               1995        1995      1995        1995
                              (Dollars in thousands, except per share data)


          Cumulative effect
           of change in
            accounting          (175)          -         -           46
          Net income
          (loss)                (168)     (1,222)      545          654
          Mandatory
           preferred stock
           dividend
           requirement           (34)        (34)     (34)          (34)
          Earnings (loss)
           available to
           common stock         (202)     (1,256)     511           620
          Earnings (loss)
           available per
           common share before
           extraordinary item
           and cumulative
           effect of change
           in accounting        (.02)        .10     .45            .20
          Extraordinary item,
           early
           extinguishment
           of debt                 -       (1.22)     -             .32
          Cumulative effect
           of change in
            accounting          (.16)          -      -             .04
          Earnings (loss)
           available per
           common share         (.18)      (1.12)   .45             .56

          In the second quarter of fiscal 1995, $259,000 or $.23 per share of net income was attributable to a gain on a real estate transaction. During the fourth quarter ended October 28, 1995, the Company revised its effective tax rate based upon the expected rate for the entire fiscal year ended October 28, 1995 which resulted in an adjustment to the extraordinary loss on the early extinguishment of debt and the cumulative effect of change in accounting.

Note 21-  Recent Accounting Pronouncements
          In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect a material impact from adopting the provisions of SFAS No. 121 which becomes effective for the Company for the fiscal year ending November 1, 1997.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. Companies are permitted to continue using the current method of accounting for stock compensation but are required to disclose proforma net income and earnings per share as of the fair value method of SFAS No. 123 has been used to measure compensation cost. The Company does not expect any material impact from adopting the provisions of the Statement which becomes effective for the fiscal year ending November 1, 1997.

c.      Exhibits

3.    Articles of Incorporation and By-Laws

 *I Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of New Jersey on May 15, 1970.

  *ii Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

  *iii. Certificate of Merger filed with the Secretary of
                 State of the State of New Jersey on March 14,1977.

 *iv. Certificate of Merger filed with the Secretary ofState of the State of New Jersey on June 23,1978.

  *v. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary State of the State of New Jersey on May 12, 1987.

 *vi. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of
       State of the State of New Jersey on February 16,1993.

****vii.Amendment to the Certificate of Incorporation of the Registrant dated
        April 4, 1996.

**viii.   By-Laws of Registrant.

    ix.   Amendments to By-Laws of Registrant adopted
          September 14,1983.

    x.  Amendment to By-Laws of Registrant adopted March
       15, 1991 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18, 1992.

Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 29, 1988 filed with the Securities and Exchange
     Commission on February 13, 1989.

** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 31, 1992 filed with the Securities and Exchange
     Commission on February 19, 1993.
                              E-1

10.            Material Contracts.

 I. The agreeement dated September 18,1987 entered into by Wakefern Food Corporation and the Registrant is Incorporated herein by reference to Exhibit A to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 19, 1987.

 ***ii. Certificate of Incororation of Wakefern Food Corporation together with amendments thereto and certificates of merger.

 ***iii.  By-laws of Wakefern Food Corporation.

 Iv. Purchase agreement, dated March 10, 1989, by and between Hilltop Supermarkets, Inc. And the Registrant is incorporated herein by reference to Exhibit (2) (I) to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 1989.

 V.       Agreement, dated March 10, 1989, by and between Afta
          Equipment Leasing Co., and affliated of Hilltop
          Supermarkets, Inc., and the Registrant is incorporated herein by reference to Exhibit (2) (I) to the Registrant's Form 8-K filed with the Securities and Exchange Commission dated April 4, 1989.

 ***vi. Agreements between the Registrant and the principals of Hilltop Supermarkets, Inc.

 ***vii.  Credit Agreement, dated as of March 16, 1989, among the
          Registrant, each of the banks which are a signatory thereto and The Chase Manhattan Bank (National
          Association).

 ***viii  Amendment No. 1 to the Credit Agreement, dated as of
          June 16, 1989, among the Registrant, each of the banks which are a signatory thereto and The Chase Manhattan
          Bank (National Association).

 ***ix. Note purchase Agreements, dated as of June 1, 1989 between the Registrant and various institutional Lenders.

 ______________________________________________________       ___________

 *** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report of Form 10-K for the year ended October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

 ***x. Letter Agreement, dated January 25, 1990, among the Registrant, the Banks which are parties to the Credit Agreement, dated as of March 16, 1989, and each of institutional lenders who were issued senior secured notes pursuant to the several Notes Agreements, dated as of June 1, 1989 between each such institutional investor and the Registrant.

 ***xi.   Form the Deferred Compensation Agreement, between the
          Registrant and certain of its key employees.

 Xii. Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

 Xiii. Amendment No. 2 to the Credit Agreement, dated as of January 25, 1990, among the Registrant, each of the Banks whcih are signatory thereto and The Chase Manhattan Bank (National Association) is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended Novemeber 3, 1990 filed with the Security and Exchange Commission on February 20, 1991.

 ****xiv  Amendment No. 3 to the Credit Agreement, dated as of
          February 5, 1992, among the Registrant, each of the Banks whcih are signatory thereto and The Chase
          Manhattan Bank (National Association)

 **** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 1991, filed with the Security and Exchange Commission on February 18, 1992.

                           E-3

 **xv.    Amendment No. 4 to the Credit Agreement, dated as of
          February 12, 1993, among the Registrant, each of the Banks which are signatory thereto and The Chase
          Manhattan Bank (National Association).

 ****xvi Modification letter to Note Purchase Agreement, dated as of June 1, 1989, between the Registrant and various
          Institutional Lenders.

 ****xviiNotification letter to Note Purchase Agreement, dated as of August 10, 1989, between the Registrant and various Institutional Lenders.

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

 Xxii. Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the registrant and Wakefern Food Cororp. Is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.

 *****    Incorporated herein by reference to the registrant's
          Annual Report on Form 10-K for the year ended October
          30, 1993, filed with the Securities and Exchange
          Commission on February 24, 1994.

                           E-4

 xxiii. Amendment of Revolving Credit and Term Loan Agreement, dated as of January 25, 1996, between the Registrant and each of the banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 27, 1996, filed with the Securities and Exchange Commission On March 12, 1996.

 ******xxiv. Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

 ******xxv.  Amendment of Revolving Credit and Term Loan
          Agreement, dated as of May 10, 1996, between the Registrant and each of the Banks which are signatory thereto.

 Xxvi. Waiver and Amendment of Revolving Credit and Term Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on Septemeber 10, 1996.

*****     Incorporated herein by reference to the Registrant's
          Form 10-Q for the quarterly period ended April 27, 1996, filed with the Securities and Exchange Commission on June 10, 1996.



                        E-5







                               Exhibit 21

                            LIST OF SUBSIDIARIES
                       OF FOODARAMA SUPERMARKETS, INC.


Name of Subsidiary                                        State of

                                                      Incorporation

ShopRite of Malverne, Inc.                              New York

New Linden Price Rite, Inc.                             New Jersey

ShopRite of Reading, Inc.                              Pennsylvania