Form 10-Q
period 1997-02-01
FOODARAMA SUPERMARKETS INC
filed 1997-03-14
CIK 37914

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   Washington D.C.  20549
                        FORM 10-Q

             Quarterly report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

             For the Quarterly period ended February 1, 1997

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

                                                    OUTSTANDING AT
            CLASS                                    March 12,1997

         Common Stock                               1,117,150 shares
         $1 par value
                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             February 1, 1997 and November 2, 1996

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             February 1, 1997 and January 27, 1996

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirteen weeks ended
                             February 1, 1997 and January 27, 1996

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

    Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)
                                              February 1,       November 2,
                                               1997                1996
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  3,797           $  3,114
 Merchandise inventories                          32,696             31,654
 Receivables and other current assets              3,899              2,731
 Prepaid income taxes                                915                974
 Related party receivables - Wakefern              3,109              6,032
 Related party receivables - other                   811              1,259

     Total current assets                         45,227             45,764

Property and equipment:
 Land                                              1,650              1,650
 Buildings and improvements                        1,867              1,867
 Leaseholds and leasehold improvements            33,028             33,238
 Equipment                                        54,965             55,805
 Property and equipment under capital leases      19,674             19,674
                                                 111,184            112,234
 Less accumulated depreciation and
 amortization                                     53,765             53,498

                                                  57,419             58,736

Other assets:
 Investments in related parties                    9,215              9,215
 Intangibles                                       5,381              5,475
 Other                                             2,644              3,730
 Related party receivables - Wakefern              1,055              1,029
 Related party receivables - other                    84                232
                                                  18,379             19,681

                                                $ 121,025          $124,181
                                                                  (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996.
See accompanying notes to consolidated financial statements.





FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                            February 1,       November 2,
                                                1997                1996
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   5,486          $   5,182
 Current portion of long-term debt,
  related party                                      52                 52
 Current portion of obligations under
  capital leases                                    200                 67
 Deferred income tax liability                    1,261              1,261
 Accounts payable:
  Related party                                  26,162             23,850
  Others                                          4,472              5,100
 Accrued expenses                                 7,720              7,196

       Total current liabilities                 45,353             42,708

Long-term debt                                   21,213             26,852
Long-term debt, related party                       744                757
Obligations under capital leases                 13,522             13,634
Deferred income taxes                             2,886              2,886
Other long-term liabilities                       5,157              5,329

        Total long-term liabilities              43,522             49,458

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued and outstanding
 136,000 shares                                   1,700              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                          1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               33,106             32,964
                                                 37,079             36,937
 Less 504,477 shares February 1, 1997;
  503,477 shares November 2, 1996, held
  in treasury, at cost                            6,629              6,622
        Total shareholders' equity               30,450             30,315

                                              $ 121,025          $ 124,181
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996. See accompanying notes to consolidated financial statements.







FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except per share data)

                                                    13 Weeks Ended

                                               February 1,   January 27,
                                                  1997          1996

Sales                                          $ 163,356    $ 146,303

Cost of merchandise sold                         122,768      109,763

Gross profit                                      40,588       36,540

Store operating, general and
 administrative expenses                          39,246       34,889

Income from operations                             1,342        1,651

Other (expense) income:
  Interest expense                                (1,077)        (882)
  Interest income                                     29           19
                                                  (1,048)       (863)

Income before taxes                                  294          788

Income tax provision                                 118          292

Net income                                     $     176    $     496

Per share information:

Net income per common share                    $     .13    $     .41

Weighted average number of common
  shares outstanding                           1,117,150    1,118,150

Dividends per common share                          -0-           -0-



See accompanying notes to consolidated financial statements.













FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                  13 Weeks Ended

                                             Feb. 1,1997    Jan. 27,1996

Cash flows from operating activities:
  Net income                                    $     176    $    496
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    2,019       2,049
    Amortization, intangibles                          94         209
    Amortization, deferred financing costs            171         262
    Amortization, deferred rent escalation            108          81
    Amortization, other assets                        181           -
  Changes in assets and liabilities:
  (Increase)in inventories                         (1,042)       (696)
  (Increase) decrease in receivables and
     other current assets                          (1,290)        239
   Decrease in other assets                         1,037       1,094
   Decrease in related party receivables-Wakefern   2,923       1,831
   Increase in accounts payable                     1,684       5,584
   Increase (decrease)in other liabilities            237        (196)
       Net cash provided by operating
        activities                                  6,298      10,953

Cash flows from investing activities:
  Purchase of property and equipment                (702)      (1,554)
  Decrease(increase) in related party
   receivables-other                                  448        (309)
      Net cash used in investing
        activities                                  (254)      (1,863)

Cash flows from financing activities:
  Principal payments under long-term debt          (5,335)    (13,049)
  Principal payments under capital
    lease obligations                                  21        ( 76)
  Proceeds from issuance of debt                        -       4,068
  Preferred stock dividend payments                   (34)          -
  Principal payments under long-term
   debt, related party                                (13)          -
       Net cash used in financing activities       (5,361)     (9,057)

NET INCREASE IN CASH AND CASH EQUIVALENTS             683          33

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,114       3,435
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,797    $  3,468


See accompanying notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period endingFebruary 1, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 1996 has been taken from the audited financial statements at that date.
In the opinion of the management of the Registrant, all adjustments
(consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made.
Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November 2, 1996.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Impairment of Assets

Effective November 3, 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of." This
Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material effect on earnings, in the quarter ended February 1, 1997, from the adoption of SFAS No. 121.

Stock-Based Compensation

Effective November 3, 1996, The Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. There was no material effect on earnings, in the quarter ended February 1, 1997, from the adoption of SFAS No. 123.













    Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Financial Condition and Liquidity


The Registrant entered into a Revolving Credit and Term Loan Agreement on February 15, 1995 ("the Credit Agreement"), which was amended as of July 26, 1996 (the "Amended Credit Agreement"). The Amended Credit Agreement, which was assigned by the lending group to one financial institution on December 12, 1996, is secured by substantially all of the Registrant's assets and provides for a total commitment of $30,000,000, including a revolving credit facility and term loan referred to as Term Loan C. The Amended Credit Agreement contains certain affirmative and negative covenants which, among other matters will, (i) restrict capital expenditures, (ii) require the maintenance of certain levels of net worth and earnings before interest, taxes, depreciation and amortization ("EBITDA"), and maintenance of (iii) fixed charge coverage and total liabilities to net worth ratios. The Registrant was in compliance with such covenants through February 1, 1997 except for the minimum level of
EBITDA which was $330,000 or 2.2% less than the covenant requirement, and the maximum level of capital expenditures, which was exceeded by $282,000 or 4.9% of the covenant limit. The Registrant obtained a waiver of these covenants.

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

The Registrant has pursued an asset redeployment program since entering into the Credit Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The remaining components of the asset redeployment program consist of the sale of real estate partnership interests in a non-supermarket property located in Shrewsbury, New Jersey, a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket and the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden and Aberdeen, New Jersey. The sale/leaseback of the supermarket property in Aberdeen was completed on February 3, 1997 for $2.3 million.

The Amended Credit Agreement combined with the asset redeployment plan described above strengthen the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.


The Registrant's compliance with the major financial covenants under the Agreement was as follows as of February 1, 1997.

                          Amended                   Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Amended Credit Agreement

Capital Expenditures      Less than $5,700,000        $ 5,982,000 (1)
Net Worth                 Greater than $28,500,000    $33,344,000
Fixed Charge Coverage
 Ratio                    Greater than .9 to 1.00    1.18 to 1.00
Total Liabilities to
 Net Worth Ratio          Less than 2.45 to 1.00     2.32 to 1.00
EBITDA                    Greater than $15,100,000    $14,770,000 (1)
(1) Non-compliance with these covenants was waived.

As of March 29, 1996 the Registrant and Wakefern Food Corporation, the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock"), amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and
(b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and since then has paid dividends of $34,000 per quarter. The Amended Credit Agreement provides that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996. The Registrant has met all of these targets and although there can be no assurance, believes that it will be in a position and intends to redeem the Preferred Stock prior to March 31, 1997.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At February 1, 1997, the Registrant had a working capital deficiency of $126,000 compared to positive working capital of $3,056,000 at November 2, 1996 and a deficiency of $7,488,000 at January 27, 1996.

The decline in working capital from November 2, 1996 was due to the collection of $3,533,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long term borrowings.
The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

         February 1, 1997   1.00 to 1.0
         November 2, 1996   1.07 to 1.0
         January 27, 1996   0.84 to 1.0


Cash flows (in millions) were as follows:

                           2/1/97                  1/27/96

Operating activities...    $ 6.3                   $ 10.6
Investing activities...     ( .2)                   ( 1.5)
Financing activities...     (5.4)                   ( 9.1)
       Totals              $ 0.7                   $  0.0

The Registrant had $11,751,000 of available credit, at February 1, 1997, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1997.

For the 13 weeks ended February 1, 1997 depreciation was $2,019,000 while capital expenditures totaled $702,000, compared to $2,049,000 and $1,554,000 respectively in the prior year period.


Results of Operations    (13 weeks ended February 1, 1997 compared to 13
                          weeks ended January 27, 1996)

Sales:

Same store sales from the eighteen stores in operation in both periods increased 2.51% in the current year period versus the prior year period. An increase in promotion expense in the current period contributed to this increase.

Sales for the twenty stores in operation for the current quarter totaled $163.4 million as compared to $146.3 million of sales from the eighteen stores operated in the prior year period.

Gross Profit:

Gross profit on sales declined slightly to 24.8% of sales compared to 25.0% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.3 million in both periods. The decline in gross profit was primarily due to price reductions instituted to combat increased competitive pressure in the Registrant's marketing area.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.0% versus 23.8% in the prior year period. The increase in selling, general and administrative expenses was primarily due to increased promotional activity in the Registrant's trading area as well as increases in certain expense categories. As a percentage of sales, labor and related fringe benefit costs increased .10%, selling expense increased .19% and other store expenses increased .08%. These increases were partially offset by a decrease in administrative expense of .17%.





Interest Expense:

Interest expense increased to $1,077,000 from $882,000, while interest income was $29,000 compared to $19,000 for the prior period. The increase in interest expense for the current year period was due to an increase in outstanding debt since January 27, 1996, partially offset by a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in the current period based on the expected effective tax rate for fiscal 1997, while a rate of 37% was used in the prior year period.

Net Income:

Net income was $176,000 in the current year period compared to $496,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $3,915,000 as compared to $4,252,000 in the prior year period. Net income per common share was $.13 in the current period compared to $.41 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in the current year period and 1,118,150 shares outstanding in the prior year period and a provision of $34,000 for preferred stock dividends in both periods.






































                                 PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                         Exhibit (27) - Financial Data Schedule


                 (b)  Reports on Form 8-K/A

                       1. December 4, 1996 - Changes in Registrant's
                     Certifying Accountant as of October 25, 1996

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOODARAMA SUPERMARKETS, INC.

                                             (Registrant)


Date:  March 14, 1997                 /S/    MICHAEL SHAPIRO
                                             (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  March 14, 1997                 /S/   JOSEPH C. TROILO
                                             (Signature)
                                      Joseph C. Troilo
                                      Senior Vice President
                                      Principal Accounting Officer