Form 10-Q
period 1997-05-03
FOODARAMA SUPERMARKETS INC
filed 1997-06-17
CIK 37914

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

              For the Quarterly period ended May 3, 1997

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

                                                    OUTSTANDING AT
       CLASS                                         June 13,1997

    Common Stock                                    1,117,150 shares
    $1 par value
                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             May 3, 1997 and November 2, 1996

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             May 3, 1997 and April 27, 1996

                             Unaudited Consolidated Statements of
                             Operations for the twenty six weeks ended
                             May 3, 1997 and April 27, 1996

                             Unaudited Consolidated Statements of
                             Cash Flows for the twenty six weeks ended
                             May 3, 1997 and April 27, 1996

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

    Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results todiffer materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                                May 3,           November 2,
                                                 1997              1996
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  3,776           $  3,114
 Merchandise inventories                          32,621             31,654
 Receivables and other current assets              3,981              2,731
 Prepaid income taxes                                881                974
 Related party receivables - Wakefern              3,538              6,032
 Related party receivables - other                   832              1,259

     Total current assets                         45,629             45,764

Property and equipment:
 Land                                                 93              1,650
 Buildings and improvements                          826              1,867
 Leaseholds and leasehold improvements            32,385             33,238
 Equipment                                        54,789             55,805
 Property and equipment under capital leases      23,858             19,674

                                                 111,951            112,234
 Less accumulated depreciation and
 amortization                                     53,773             53,498

                                                  58,178             58,736

Other assets:
 Investments in related parties                    9,215              9,215
 Intangibles                                       5,287              5,475
 Other                                             2,913              3,730
 Related party receivables - Wakefern              1,081              1,029
 Related party receivables - other                   219                232
                                                  18,715             19,681

                                               $ 122,522           $124,181
                                                                  (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996.
See accompanying notes to consolidated financial statements.






FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                                May 3,          November 2,
                                                 1997              1996
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   5,786          $   5,182
 Current portion of long-term debt,
  related party                                      52                 52
 Current portion of obligations under
  capital leases                                    332                 67
 Deferred income tax liability                    1,261              1,261
 Accounts payable:
  Related party                                  22,061             23,850
  Others                                          4,830              5,100
 Accrued expenses                                 7,910              7,196

       Total current liabilities                 42,232             42,708

Long-term debt                                   23,166             26,852
Long-term debt, related party                       731                757
Obligations under capital leases                 17,588             13,634
Deferred income taxes                             2,886              2,886
Other long-term liabilities                       5,420              5,329

        Total long-term liabilities              49,791             49,458

Mandatory redeemable preferred stock
 $12.50 par; authorized 1,000,000
 shares; issued and outstanding -0-
 shares May 3, 1997; 136,000 shares
 November 2, 1996
                                                      -              1,700
Shareholders' equity:
 Common stock, $1.00 par; authorized
 2,500,000 shares; issued 1,621,627 shares        1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               33,155             32,964

                                                 37,128             36,937
 Less 504,477 shares, May 3, 1997; 503,477
 shares November 2, 1996 held in treasury,
 at cost                                          6,629              6,622
        Total shareholders' equity               30,499             30,315

                                              $ 122,522          $ 124,181

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996. See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       13 Weeks Ended

                                                  May 3,        April 27,
                                                   1997           1996

Sales                                           $ 155,986      $ 140,815

Cost of merchandise sold                          116,220        105,290

Gross profit                                       39,766         35,525

Store operating, general and
 administrative expenses                           38,608         34,264

Income from operations                              1,158          1,261

Other (expense) income:
        Interest expense                           (1,090)          (721)
        Interest income                                52             53

Income before taxes                                   120            593

Income tax provision                                   48            219


Net income                                     $       72       $    374

Per share information:

Net income per common share                    $      .04       $    .31
Weighted average number of common
  shares outstanding                            1,117,150      1,118,150

Dividends per common share                          -0-            -0-


See accompanying notes to consolidated financial statements.













FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       26 Weeks Ended

                                                  May 3,        April 27,
                                                   1997           1996

Sales                                           $ 319,342      $ 287,118

Cost of merchandise sold                          238,988        215,053

Gross profit                                       80,354         72,065

Store operating, general and
 administrative expenses                           77,854         69,153

Income from operations                              2,500          2,912

Other (expense) income:
   Interest expense                                (2,167)        (1,603)
   Interest income                                     81             72

Income before taxes                                   414          1,381

Income tax provision                                  166            511


Net income                                     $      248       $    870

Per share information:

Net income per common share                    $      .17       $    .72
Weighted average number of common
  shares outstanding                            1,117,150      1,118,150

Dividends per common share                          -0-            -0-


See accompanying notes to consolidated financial statements.











FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                           26 Weeks Ended
                                                   May 3,1997   April 27,1996
Cash flows from operating activities:
  Net income                                       $     248    $    870
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        3,932       3,923
   Amortization, intangibles                             188         374
   Amortization, deferred financing costs                316         459
   Amortization, deferred rent escalation                217         161
   Amortization, other assets                            362           -
  Changes in assets and liabilities:
   Increase in inventories                              (967)       (821)
  (Increase) decrease n in receivables and other
   current assets                                     (1,519)        253
   Decrease in other assets                              462       2,679
   Decrease in related party receivables-Wakefern      2,494       1,701
   Decrease in accounts payable                       (2,059)       (364)
   Increase (decrease) in other liabilities              382        (154)

       Net cash provided by operating
        activities                                     4,056       9,081

Cash flows from investing activities:
  Purchase of property and equipment                  (1,273)     (3,648)
  Decrease in related party receivables-other            427         122
  Net proceeds from sale of property                   2,282           -

       Net cash provided by (used in)
        investing activities                           1,436      (3,526)

Cash flows from financing activities:
  Principal payments under long-term debt             (3,082)     (9,878)
  Principal payments under capital
    lease obligations                                     35       ( 152)
  Proceeds from issuance of debt                           -       4,068
  Preferred stock dividend payments                      (57)          -
  Principal payments under long-term debt,
    related party                                        (26)          -
  Purchase of preferred stock                         (1,700)          -

       Net cash used in financing activities          (4,830)     (5,962)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             662        (407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,114       3,435

CASH AND CASH EQUIVALENTS, END OF PERIOD       $  3,776    $ 3,028

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending May 3, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 1996 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November 2, 1996.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Impairment of Assets

Effective November 3, 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
There was no material effect on earnings, in the quarter ended May 3, 1997, from the adoption of SFAS No. 121.

Stock-Based Compensation

Effective November 3, 1996, The Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. There was no material effect on earnings, in the quarter ended May 3, 1997, from the adoption of SFAS No. 123.














Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Registrant entered into a Revolving Credit and Term Loan Agreement on February 15, 1995 ("the Credit Agreement"), which was amended as of July 26, 1996 (the "Amended Credit Agreement") and as of May 2, 1997 (the "Restated and Amended Credit Agreement"). The Amended Credit Agreement, was assigned by the lending group to one financial institution on December 12, 1996. The Restated and Amended Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $30,200,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000 and the Stock Redemption Facility in the amount of $1,700,000. The Restated and Amended Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through May 3, 1997.

The Restated and Amended Credit Agreement (a) provides for a Stock Redemption Facility of $1,700,000 which the Registrant is required to use to repay the revolving credit facility for the monies advanced to redeem the Preferred Stock on March 31, 1997; (b) revises the repayment schedule for Term Loan C to provide for a quarterly payment schedule through December 31, 1999 and a final payment of $500,000 on February 15, 2000; (c) amends certain definitions; (d) changes certain borrowing limitations, including a provision which permits secured borrowing of up to $1,500,000 from third party lenders in fiscal 1997; (e)eliminates all the major financial covenants except the fixed charge coverage ratio which was redefined and renamed the debt service coverage ratio; and (f)reduces interest rates on the revolving credit facility by .50% and on Term Loan C by .25% to the Base Rate (defined below) plus .75% on the revolving credit facility and the Base Rate plus 1.00% on Term Loan C. The interest rate on the Stock Redemption Facility is the same as for Term Loan C. The Base Rate is the rate which is the greater of the (i) bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus
 .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") to determine the interest rate on the indebtedness. Other terms and conditions of the Credit Agreement previously reported upon by the Registrant have not been modified.

The Registrant has pursued an asset redeployment program since entering into the Credit Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The remaining components of the asset redeployment program consist of the sale of real estate partnership interests in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket, and the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden, New Jersey. The sale/leaseback of a supermarket property in Aberdeen, which was part of the asset redeployment program, was completed on February 3, 1997 for $2.3 million which resulted in a deferred gain of $199,000. The sale of the partnership interest in the West Long Branch shopping center is under contract.

The Amended and Restated Credit Agreement combined with the asset redeployment plan described above strengthen the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.




The Registrant's compliance with the major financial covenant under the Amended and Restated Credit Agreement was as follows as of May 3, 1997.

                                                   Actual
                          Amended and              (As defined in the
Financial                 Restated Credit          Amended and Restated
Covenant                  Agreement                Credit Agreement)


Debt Service Coverage
 Ratio                    Not less than 1.00 to 1.00     1.42 to 1.00


As of March 29, 1996 the Registrant and Wakefern Food Corporation, the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock
(the "Preferred Stock"), amended certain provisions of the Preferred Stock to
(a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and
(b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and since then has paid dividends of $34,000 per quarter. The Amended Credit Agreement provides that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996. The Registrant has met all of these targets and redeemed all of the outstanding Preferred Stock on March 31, 1997. The pro-rata portion of the dividend due, $22,667, was also paid at that time.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended and Restated Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At May 3, 1997, the Registrant had working capital of $3,397,000 compared to working capital of $3,056,000 at November 2, 1996 and a working capital deficiency of $2,714,000 at April 27, 1996.

The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

May 3, 1997        1.08 to 1.00
November 2, 1996   1.07 to 1.00
April 27, 1996     0.93 to 1.00






Cash flows (in millions) were as follows:

                          5/03/97                 4/27/96

Operating activities...    $ 4.1                   $ 9.1
Investing activities...      1.4                    (3.5)
Financing activities...     (4.8)                   (6.0)
       Totals              $ 0.7                   $(0.4)

The Registrant had $8,215,000 of available credit, at May 3, 1997, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1997.

For the twenty six weeks ended May 3, 1997 depreciation was $3,932,000 while capital expenditures totaled $1,273,000,compared to $3,923,000 and $3,648,000 respectively in the prior year period.


Results of Operations    (13 weeks ended May 3, 1997 compared to 13
                          weeks ended April 27, 1996)

Sales:

Same store sales from the eighteen stores in operation in both periods increased .9% in the current year period versus the prior year period. Increased sales from stores affected by competitive openings in the prior fiscal year contributed to this increase.


Sales for the twenty stores in operation for the current quarter totaled $156.0 million as compared to $140.8 million of sales from the eighteen stores operated in the prior year period.

Gross Profit:

Gross profit on sales increased to 25.5% of sales in the current year period compared to 25.2% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.4 million in the current year period compared to $1.1 million in the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.8% versus 24.3% in the prior year period. The increase in selling, gereral and administrative expenses was due to increases in certain expense categories. As a percentage of sales, occupancy costs increased .12%, other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .15%, general liability insurance costs increased .13% and the amortization of deferred pre-store opening costs increased .12%. These increases were partially offset by a decrease in promotional coupon expense of .16%.


Interest Expense:

Interest expense increased to $1,090,000 from $721,000, while interest income was $52,000 compared to $53,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in outstanding debt since April 27, 1996.

Income Taxes:

An income tax rate of 40% has been used in the current period based on the expected effective tax rate for fiscal 1997, while a rate of 37% was used in the prior year period.

Net Income:

Net income was $72,000 in the current year period compared to $374,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $3,600,000 as compared to $3,577,000 in the prior year period. Net income per common share was $.04 in the current period compared to $.31 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding and preferred stock dividends of $22,667 in the current year period and 1,118,150 shares outstanding and a provision of $34,000 for preferred stock dividends in the prior year period.


Results of Operations    (26 weeks ended May 3, 1997 compared to 26
                          weeks ended April 27, 1996)

Sales:

Same store sales from the eighteen stores in operation in both periods increased 1.9% in the current year period versus the prior year period. Increased sales from stores affected by competitive openings in the prior fiscal year contributed to this increase.

Sales for the twenty stores in operation for the current year twenty six week period totaled $319.3 million as compared to $287.1 million of sales from the eighteen stores operated in the prior year period.

Gross profit:

Gross profit on sales increased slightly to 25.2% of sales compared to 25.1% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.6 million compared to $2.2 million in the prior year period.






Operating Expenses:

Store operating, general and administrative expenses as a percent of sales increased to 24.4% from 24.1% in the prior year period. The increase in selling, general and administrative expenses was due to increases in certain expense categories. As a percentage of sales, occupancy costs increased .11%, other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .17%, general liability insurance costs increased .12% and the amortization of deferred pre-store opening costs increased .12%. These increases were partially offset by a decrease in administrative expense of .18%.

Interest Expense:

Interest expense increased to $2,167,000 from $1,603,000, while interest income was $81,000 compared to $72,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in outstanding debt since April 27, 1996.

Income Taxes:

An income tax rate of 40% has been used in the current period based on the expected effective tax rate for fiscal 1997, while a rate of 37% was used in the prior year period.

Net Income:

Net income was $248,000 in the current year period. This compares to $870,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,515,000 as compared to $7,829,000 in the prior year period. Net income per common share was $.17 in the current period compared to $.72 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding and preferred stock dividends of $56,667 in the current year period and 1,118,150 shares outstanding and a provision of $68,000 for preferred stock dividends in the prior year period.

























                               PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                  Exhibit (27) - Financial Data Schedule.
                  Exhibit (99)- Amended and Restated
                  Revolving Credit and Term Loan
                  Agreement- dated as of May 2, 1997
                  (the "Loan Agreement")and Exhibits
                  and Schedules thereto. Exhibits [D],
                  [E],[F], [H] and [I] to the Loan
                  Agreement are identical in form and
                  substance to,and are hereby incorproated by reference to, the similarly designed exhibits to the Revolving Credit and Term
                  Loan Agreement dated as of February 15,
                  1995 which was filed as an exhibit to
                  the Registrant's Form 8-K filed with the Securities and Exchange Commission on
                  July 10, 1995.


                 (b)  No reports on Form 8-K were required to be
                     filed for the 13 weeks ended May 3, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:   June 16, 1997                      /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:   June 16, 1997                      /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer



























       AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT


                          Dated as of May 2, 1997


                                   Among


                        NEW LINDEN PRICE RITE, INC.,


                        SHOP RITE OF READING, INC.,


                       FOODARAMA SUPERMARKETS, INC.,


                        THE GUARANTORS NAMED HEREIN,


                         THE LENDERS NAMED HEREIN,

                                    and

                      HELLER FINANCIAL, INC., AS AGENT

--                            TABLE OF CONTENTS


                                                                         Page

I.  DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

II.  THE LOANS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
          SECTION 2.01.  Commitments . . . . . . . . . . . . . . . . . . . 19
          SECTION 2.02.  Loans . . . . . . . . . . . . . . . . . . . . . . 21
          SECTION 2.03.  Notice of Loans . . . . . . . . . . . . . . . . . 23
          SECTION 2.04.  Notes; Repayment of Loans . . . . . . . . . . . . 24
          SECTION 2.05.  Interest on Loans . . . . . . . . . . . . . . . . 25
          SECTION 2.06.  Fees. . . . . . . . . . . . . . . . . . . . . . . 25
          SECTION 2.07.  Termination of Revolving Commitments and Stock
                         Redemption Facility Commitment. . . . . . . . . . 26
          SECTION 2.08.  Interest on Overdue Amounts . . . . . . . . . . . 27
          SECTION 2.09.  Prepayment of Loans . . . . . . . . . . . . . . . 27
          SECTION 2.10.  Reserve Requirements; Change in Circumstances . . 31
          SECTION 2.10A  Change in Legality; Eurodollar Availability . . . 33
          SECTION 2.10B  Indemnity . . . . . . . . . . . . . . . . . . . . 35
          SECTION 2.11.  Pro Rata Treatment. . . . . . . . . . . . . . . . 36
          SECTION 2.12.  Sharing of Setoffs. . . . . . . . . . . . . . . . 36
          SECTION 2.13.  Taxes . . . . . . . . . . . . . . . . . . . . . . 37
          SECTION 2.14.  Payments and Computations . . . . . . . . . . . . 39
          SECTION 2.15.  Settlement Among Lenders. . . . . . . . . . . . . 39
          SECTION 2.16.  Making of Revolving Loans . . . . . . . . . . . . 43
          SECTION 2.17.  Joint and Several Borrowers . . . . . . . . . . . 44
          SECTION 2.18.  Individual Borrowing and Letter of Credit Limit . 44

IIA.      LETTERS OF CREDIT. . . . . . . . . . . . . . . . . . . . . . . . 45
          SECTION 2A.01.  Issuance of Letters of Credit. . . . . . . . . . 45
          SECTION 2A.02.  Payment; Reimbursement . . . . . . . . . . . . . 45
          SECTION 2A.03.  Heller's Actions . . . . . . . . . . . . . . . . 47
          SECTION 2A.04.  Payments in Respect of Increased Costs . . . . . 48
          SECTION 2A.05.  Indemnity as to Letters of Credit. . . . . . . . 50
          SECTION 2A.06.  Letter of Credit Fees. . . . . . . . . . . . . . 50

III.  COLLATERAL SECURITY. . . . . . . . . . . . . . . . . . . . . . . . . 51
          SECTION 3.01.  Security Documents. . . . . . . . . . . . . . . . 51
          SECTION 3.02.  Filing and Recording. . . . . . . . . . . . . . . 52
          SECTION 3.03.  Real Property; Mortgages; Title Insurance . . . . 52
          SECTION 3.04.  Additional Collateral . . . . . . . . . . . . . . 54

IV.  REPRESENTATIONS AND WARRANTIES. . . . . . . . . . . . . . . . . . . . 55
          SECTION 4.01.  Organization, Legal Existence . . . . . . . . . . 55
          SECTION 4.02.  Authorization . . . . . . . . . . . . . . . . . . 55
          SECTION 4.03.  Governmental Approvals. . . . . . . . . . . . . . 56
          SECTION 4.04.  Binding Effect. . . . . . . . . . . . . . . . . . 56
          SECTION 4.05.  Material Adverse Change . . . . . . . . . . . . . 56
          SECTION 4.06.  Litigation; Compliance with Laws; etc.. . . . . . 56
          SECTION 4.07.  Financial Statements. . . . . . . . . . . . . . . 57
          SECTION 4.08.  Federal Reserve Regulations . . . . . . . . . . . 58
          SECTION 4.09.  Taxes . . . . . . . . . . . . . . . . . . . . . . 58
          SECTION 4.10.  Employee Benefit Plans. . . . . . . . . . . . . . 59
          SECTION 4.11.  No Material Misstatements . . . . . . . . . . . . 61
          SECTION 4.12.  Investment Company Act; Public Utility
                         Holding Company Act ............................. 61
          SECTION 4.13.  Security Interest . . . . . . . . . . . . . . . . 61
          SECTION 4.14.  Bank Accounts . . . . . . . . . . . . . . . . . . 61
          SECTION 4.15.  Subsidiaries. . . . . . . . . . . . . . . . . . . 62
          SECTION 4.16.  Title to Properties; Possession Under
                         Leases; Trademarks............................... 62
          SECTION 4.17.  Solvency. . . . . . . . . . . . . . . . . . . . . 64
          SECTION 4.18.  Permits, etc. . . . . . . . . . . . . . . . . . . 64
          SECTION 4.19.  Compliance with Environmental Laws. . . . . . . . 65
          SECTION 4.20.  Material Agreements . . . . . . . . . . . . . . . 66
          SECTION 4.21.  Undrawn Availability. . . . . . . . . . . . . . . 66

V.  CONDITIONS OF CREDIT EVENTS. . . . . . . . . . . . . . . . . . . . . . 66
          SECTION 5.01.  All Credit Events . . . . . . . . . . . . . . . . 66
          SECTION 5.02.  Amendment and Restatement Effective Date. . . . . 67

VI.  AFFIRMATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . 71
          SECTION 6.01.  Legal Existence . . . . . . . . . . . . . . . . . 72
          SECTION 6.02.  Businesses and Properties . . . . . . . . . . . . 72
          SECTION 6.03.  Insurance . . . . . . . . . . . . . . . . . . . . 72
          SECTION 6.04.  Taxes . . . . . . . . . . . . . . . . . . . . . . 73
          SECTION 6.05.  Financial Statements, Reports, etc. . . . . . . . 73
          SECTION 6.06.  Litigation and Other Notices. . . . . . . . . . . 76
          SECTION 6.07.  ERISA . . . . . . . . . . . . . . . . . . . . . . 77
          SECTION 6.08.  Maintaining Records; Access to
                  Properties and Inspections; Right to Audit . . . . . . . 78
          SECTION 6.09.  Fiscal Year-End . . . . . . . . . . . . . . . . . 78
          SECTION 6.10.  Further Assurances. . . . . . . . . . . . . . . . 78
          SECTION 6.11.  Additional Grantors and Guarantors. . . . . . . . 78
          SECTION 6.12.  Environmental Laws. . . . . . . . . . . . . . . . 79
          SECTION 6.13.  Pay Obligations to Lenders and Perform
                         Other Covenants ..................................81
          SECTION 6.14.  Maintain Operating Accounts . . . . . . . . . . . 81
          SECTION 6.15.  Amendments. . . . . . . . . . . . . . . . . . . . 81
          SECTION 6.16.  Use of Proceeds . . . . . . . . . . . . . . . . . 81

VII.  NEGATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . . 82
          SECTION 7.01.  Liens . . . . . . . . . . . . . . . . . . . . . . 82
          SECTION 7.02.  Sale and Lease-Back Transactions. . . . . . . . . 85
          SECTION 7.03.  Indebtedness. . . . . . . . . . . . . . . . . . . 85
          SECTION 7.04.  Dividends, Distributions and Payments . . . . . . 86
          SECTION 7.05.  Consolidations, Mergers and Sales of Assets . . . 86
          SECTION 7.06.  Investments . . . . . . . . . . . . . . . . . . . 87
          SECTION 7.07.  [INTENTIONALLY OMITTED] . . . . . . . . . . . . . 88
          SECTION 7.08.  INTENTIONALLY OMITTED . . . . . . . . . . . . . . 88
          SECTION 7.09.  Debt Service Coverage Ratio . . . . . . . . . . . 88
          SECTION 7.10.  INTENTIONALLY OMITTED . . . . . . . . . . . . . . 88
          SECTION 7.11.  INTENTIONALLY OMITTED . . . . . . . . . . . . . . 88
          SECTION 7.12.  Business. . . . . . . . . . . . . . . . . . . . . 88
          SECTION 7.13.  Sales of Receivables. . . . . . . . . . . . . . . 88
          SECTION 7.14.  Use of Proceeds . . . . . . . . . . . . . . . . . 88
          SECTION 7.15.  ERISA . . . . . . . . . . . . . . . . . . . . . . 89
          SECTION 7.16.  Accounting Changes. . . . . . . . . . . . . . . . 89
          SECTION 7.17.  Prepayment or Modification of
               Indebtedness; Modification of Charter Documents . . . . . . 89
          SECTION 7.18.  [Intentionally Omitted] . . . . . . . . . . . . . 90
          SECTION 7.19.  Transactions with Affiliates. . . . . . . . . . . 90
          SECTION 7.20.  Consulting Fees . . . . . . . . . . . . . . . . . 90
          SECTION 7.21.  Limitations on Dividends and Other Payments . . . 90

VIII.  EVENTS OF DEFAULT . . . . . . . . . . . . . . . . . . . . . . . . . 90


IX.       AGENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 98

X.  CASH RECEIPTS COLLECTION . . . . . . . . . . . . . . . . . . . . . . .101
          SECTION 10.01.  Collection of Cash . . . . . . . . . . . . . . .101
          SECTION 10.02.  Monthly Statement of Account . . . . . . . . . .104
          SECTION 10.03.  Collateral Custodian . . . . . . . . . . . . . .104

XI.  MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . . . . . . . .104
          SECTION 11.01.  Notices. . . . . . . . . . . . . . . . . . . . .104
          SECTION 11.02.  Survival of Agreement. . . . . . . . . . . . . .105
          SECTION 11.03.  Successors and Assigns; Participations . . . . .105
          SECTION 11.04.  Expenses; Indemnity. . . . . . . . . . . . . . .109
          SECTION 11.05.  Applicable Law . . . . . . . . . . . . . . . . .110
          SECTION 11.06.  Right of Setoff. . . . . . . . . . . . . . . . .110
          SECTION 11.07.  Payments on Business Days. . . . . . . . . . . .111
          SECTION 11.08.  Waivers; Amendments; Final Maturity Date . . . .111
          SECTION 11.09.  Severability . . . . . . . . . . . . . . . . . .112
          SECTION 11.10.  Entire Agreement; Waiver of Jury Trial, etc. . .112
          SECTION 11.11.  Confidentiality. . . . . . . . . . . . . . . . .113
          SECTION 11.12.  Submission to Jurisdiction . . . . . . . . . . .114
          SECTION 11.13.  Counterparts; Facsimile Signature. . . . . . . .114
          SECTION 11.14.  Headings . . . . . . . . . . . . . . . . . . . .115
          SECTION 11.15.  Defaulting Lender. . . . . . . . . . . . . . . .115

XII.  GUARANTEES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .116

XIII.  AMENDMENT AND RESTATEMENT . . . . . . . . . . . . . . . . . . . . .118

EXHIBITS

EXHIBIT A                                      Form of Revolving Note
EXHIBIT B-1                                    Form of Term Note
EXHIBIT B-2                                    Form of Stock
Redemption Facility Note
EXHIBIT C                                      Form of Opinion of Counsel
EXHIBIT D                                      Form of Pledge Agreement
EXHIBIT E                                      Form of Security Agreement
EXHIBIT F                                   Form of Assignment and Acceptance
EXHIBIT G                                      Intentionally Omitted
EXHIBIT H                                      Form of
                                               Security
                                               Agreement
                                               (Partnership
                                               Interests)
EXHIBIT I                                      Form of
                                               Landlord Waiver
EXHIBIT J                                      Form of Settlement Report
EXHIBIT K                              Form of Conversion/Continuation Notice

SCHEDULES

SCHEDULE 2.01                                  Commitments
SCHEDULE 2.02                                  Domestic Lending Offices
SCHEDULE 2.03                                  Eurodollar Lending Offices
SCHEDULE 3.03                                  Original Mortgages
SCHEDULE 4.01                                  Qualified Jurisdictions
SCHEDULE 4.06(a)                               Litigation
SCHEDULE 4.06(b)                               Compliance with Laws
SCHEDULE 4.10                                  ERISA
                                               Representation
                                               Qualifications
SCHEDULE 4.14                                  List of Bank Accounts
SCHEDULE 4.15                                  Subsidiaries
SCHEDULE 4.16(a-1)       Owned Real Property
SCHEDULE 4.16(a-2)                             Leased Real Property
SCHEDULE 4.19                                  Environmental Law Compliance
SCHEDULE 4.20                                  Material Agreements
SCHEDULE 6.07(a)                               ERISA Covenant Qualifications
SCHEDULE 7.01                                  Existing Liens
SCHEDULE 7.03                                  Existing Indebtedness
SCHEDULE 7.05                                  Assets Held for Sale
SCHEDULE 7.06                                  Permitted Investments
SCHEDULE A                                     Asset Redeployment Program
SCHEDULE B                                     Certain Subsidiaries
SCHEDULE C                                     Certain Intellectual Property


        AMENDED AND RESTATED REVOLVING
        CREDIT AND TERM LOAN AGREEMENT, dated as of May 2, 1997, among NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), SHOP RITE OF READING, INC., a Pennsylvania corporation ("Reading," and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation (the "Parent"), the Guarantors signatory hereto, the lenders named in
        Schedule 2.01 annexed hereto (collectively with their respective permitted successors and assigns, the "Lenders"), and HELLER FINANCIAL, INC., as agent for the Lenders (in such capacity together with any successor thereto in such capacity, the "Agent").


                         The Borrowers, the
Parent, the Guarantors, Fleet Bank, N.A. (formerly known as NatWest Bank N.A. and as National Westminster Bank USA) ("Fleet"), IBJ Schroder Bank & Trust Company ("IBJS"), Chase Manhattan Bank (formerly known as Chemical Bank) ("Chase," and, together with Fleet and IBJS, the "Original Lenders") and Fleet Bank,
N.A. (formerly known as NatWest Bank N.A. and as National Westminster Bank
USA), as Agent for such Original Lenders (the "Original Agent") entered into a Revolving Credit and Term Loan Agreement dated as of February 15, 1995
(as amended, restated, modified and supplemented through December 11, 1996, the "Previous Loan Agreement"), pursuant to which the Original Lenders extended a Revolving Loan in the maximum principal amount of $17,500,000, a Term Loan A in the original principal amount of $2,000,000, a Term Loan B in the original principal amount of $8,500,000 and a Term Loan C in the original principal amount of $12,500,000. The Obligations
(as defined under the Previous Loan Agreement) were secured by the Security Documents and the other Loan Documents (including the Mortgages).

      Pursuant to certain Assignment and Acceptance Agreements each dated December 11, 1996 (the "Assignment Agreements"), each of the Original Lenders assigned all of their right, title, interest and Commitment as a Lender under the Previous Loan Agreement to Heller Financial, Inc. ("Heller"). In connection therewith, the Original Agent resigned and was succeeded by the Agent (as defined in the introductory paragraph of this Agreement) and certain amendments and other modifications were made to the Previous Loan Agreement (the Previous Loan Agreement, as so amended and modified to date, the "Existing Loan Agreement"). Prior to the date hereof, the entire principal balance of Term Loan A and Term Loan B has been paid in full, and on the date hereof the outstanding principal balance of Term Loan C is $11,000,000.

     The Borrowers, the Parent and the Guarantors have requested that the Agent and the Lenders amend and restate the Existing Loan Agreement as follows in order to, among other things, (i) provide for a preferred stock redemption facility (the "Stock Redemption Facility") in the principal amount of $1,700,000; and (ii) modify the interest rate payable with respect to the Loans under the Loan Agreement.

     The proceeds of the Loans (other than the proceeds of the Stock Redemption Facility) shall be used by the Borrowers to pay fees and expenses in connection with the financing contemplated hereby and for the working capital and general corporate purposes of the Borrowers to the extent that such purposes are permitted hereunder. The Lenders are severally, and not jointly, willing to extend such Loans to the Borrowers subject to the terms and conditions hereinafter set forth. Therefore, the parties hereto agree that the Existing Loan Agreement shall be amended and restated as follows:

I.  DEFINITIONS

        For purposes hereof, the following terms shall have the meanings specified below:

                         "Adjusted LIBO
Rate" shall mean, with respect to any Eurodollar Loan for any Interest Period a rate of interest equal to: (a) the average rate of interest determined by the Agent at which deposits in US Dollars for the relevant Interest Period are offered as of 11:00 a.m. (London time) on the day which is two (2)
Business Days prior to the first day of such Interest Period by either of Bankers Trust Company or The Chase Manhattan Bank, National Association to first class banks in the London interbank market, divided by (b) a number equal to 1.0 minus the aggregate (but without duplication) of the rates (expressed as a decimal fraction) of reserve requirements in effect on the day which is two (2) Business Days prior to the beginning of such Interest Period (including, without limitation, basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other governmental authority having jurisdiction with respect thereto, as now and from time to time in effect) for Eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) which are required to be maintained by a member bank of the Federal Reserve System;
such rate to be rounded upward to the next whole multiple of one-sixteenth of one percent (.0625%).

    "Affiliate" of any person shall mean any other person which, directly or indirectly, controls or is controlled by or is under common control with such person and, without limiting the generality of the foregoing, includes (i) any other person which beneficially owns or holds 5% or more of any class of voting securities of such person or 5% or more of the equity interest in such person, (ii) any person of which such person beneficially owns or holds 5% or more of any class of voting securities or in which such person beneficially owns or holds 5% or more of the equity interest in such person and (iii) any person who is known by the Parent or any of its subsidiaries to be a director, officer or partner of such person. For the purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

     "Agent" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Amendment and Restatement Date" shall mean May 14, 1997.

     "Applicable Lending Office" shall mean, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Loan and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan.

     "Applicable Margin" shall mean (i) in the case of Loans which are Base Rate Loans, (x) three quarters of one percent (.75%) if such Base Rate Loans are Revolving Loans, and (y) one percent (1%) if such Base Rate Loans are Term Loans or Stock Redemption Loans; and (ii) in the case of Loans which are Eurodollar Loans, (x) three percent (3%) if such Eurodollar Loans are Revolving Loans, and (y) three and one-quarter percent (3.25%) if such Eurodollar Loans are Term Loans or Stock Redemption Loans.

     "Asset Redeployment Proceeds" shall mean the cash proceeds received by the Parent and/or the Borrowers with respect to the Asset Redeployment Program.

     "Asset Redeployment Program" shall mean the program described in Schedule A to this Agreement.

     "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee and accepted by the Agent, in substantially the form of Exhibit F annexed hereto.

     "Base Rate" shall mean a variable rate of interest per annum equal to the higher of (a) the rate of interest from time to time published by the Board of Governors of the Federal Reserve System as the "Bank Prime Loan" rate in Federal Reserve Statistical Release H.15(519) entitled "Selected Interest Rates" or any successor publication of the Federal Reserve System reporting the Bank Prime Loan rate or its equivalent, or (b) the Federal Funds Effective Rate then in effect plus one-half of one percent (1/2%).
The statistical release generally sets forth a Bank Prime Loan rate for each Business Day. The applicable Bank Prime Loan rate for any date not so set forth shall be the rate set forth for the last preceding date. In the event the Board of Governors of the Federal Reserve System ceases to publish a Bank Prime Loan rate or its equivalent, the term "Prime Rate" shall mean a variable rate of interest per annum equal to the highest of the "prime rate", "reference rate", "base rate", or other similar rate announced from time to time by either of Bankers Trust Company or The Chase Manhattan Bank National Association (with the understanding that any such rate may merely be a reference rate and may not necessarily represent the lowest or best rate actually charged to any customer by the any such bank).

     "Base Rate Loan" shall mean a Loan bearing interest based upon the Base Rate in accordance with Article II hereof.

     "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

     "Borrower" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Borrowers" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Borrowing Base" shall have the meaning assigned to such term in Section 2.01(a)(i) hereof.

     "Business Day" means any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the States of New York or Illinois or is a day on which banking institutions located in either of such states are closed or authorized to close and for the purposes of Eurodollar Loans and the determination of LIBO Rate and Interest Periods a day on which U.S. dollar deposits are traded on the London interbank market.

     "Capital Expenditures" shall
mean the amount of all purchases made by the Parent or any of its subsidiaries directly or indirectly for the purpose of acquiring, constructing or maintaining fixed assets, real property or equipment which, in accordance with generally accepted accounting principles, would be added as a debit to the fixed asset account of the Parent or any such subsidiary (excluding fixed assets acquired relating to Capitalized Lease Obligations and fixed assets acquired pursuant to a financing permitted under
Section 7.01(e) of this Agreement (other than with respect to the down payment for such fixed assets)) including the acquisition cost of assets of any kind (but not the acquisition cost paid for inventory) which are acquired in connection with an acquisition or purchase permitted by this Agreement. For purposes of this definition, the purchase price paid with respect to equipment, fixed assets, or real property which is purchased simultaneously with the trade-in or sale of existing equipment, fixed assets, or real property owned by Parent or any of its subsidiaries or with insurance proceeds (regardless of whether such proceeds are first applied to prepay the Loans) or cash landlord/vendor allowances shall be included in Capital Expenditures only to the extent of the gross amount of such purchase price paid less the credit granted by the seller of such equipment for the equipment being traded in at such time, the purchase price of such existing equipment being simultaneously sold or the amount of such proceeds or allowances, as the case may be.

     "Capitalized Lease Obligation" shall mean an obligation to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real and/or personal property which obligation is required to be classified and accounted for as a capital lease on a balance sheet prepared in accordance with generally accepted accounting principles, and for purposes hereof the amount of such obligation shall be the capitalized amount thereof determined in accordance with such principles.

     "Change of Control" shall mean Joseph Saker and Richard Saker shall together fail to own, beneficially and all voting rights with respect to, at least 35% of all of the issued and outstanding capital common stock of the Parent.

     "Chase" shall have the meaning assigned thereto in the preamble to this Agreement.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Collateral" shall mean all collateral and security as described in the Security Documents.

      "Commitment" shall mean, with respect to each Lender, the sum of the Revolving Commitment, the Term Commitment and the Stock Redemption Facility Commitment of such Lender as set forth in Schedule 2.01, as it may be adjusted from time to time pursuant to Section 2.07.

      "Commitment Fee" shall have the meaning set forth in Section 2.06(a) hereof.

      "Consolidated" shall mean, in respect of any person, as applied to any financial or accounting term, such term determined on a consolidated basis in accordance with generally accepted accounting principles (except as otherwise required herein) for the person and all consolidated subsidiaries thereof.

      "Credit Event" shall mean each borrowing of a Loan and each issuance of a Letter of Credit hereunder.

      "Debt Service Coverage Ratio" shall mean, for any period, the ratio of
(i) Operating Cash Flow to (ii) the sum of (A) Interest Expense (net of interest income) for such period, (B) provision for (to the extent greater than zero) income taxes included in the determination of Net Income (excluding any provision for deferred taxes), (C) payment of deferred taxes accrued in any prior period, and (D) the aggregate of regularly scheduled principal payments of all Indebtedness (including, without limitation, Subordinated Indebtedness) made or scheduled to have been made by the Parent and its subsidiaries during such period, determined on a Consolidated basis in accordance with generally accepted accounting principles.

     "Default" shall mean any condition, act or event which, with notice or lapse of time or both, would constitute an Event of Default.

     "Defaulting Lenders" shall have the meaning assigned to such term in
Section 11.15(a) hereof.

     "Dollars" or the symbol "$" shall mean dollars in lawful currency of the United States of America.

     "Domestic Lending Office" shall mean, with respect to any Lender, the office of such
Lender specified as its "Domestic Lending Office" opposite its name in
Schedule 2.02 annexed hereto, or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

     "EBITDA" shall mean, for any period, the sum of (i) Net Income (before any (A) extraordinary gains, (B) extraordinary losses, (C) reserves taken and occasioned by the closing of store locations, (D) assets written down as a result of store remodels and/or closedowns and (E) gain or loss from assets held for sale set forth in Schedule 7.05 hereto), (ii) Interest Expense, (iii) depreciation and amortization, (iv) federal, state and local income taxes and (v) increases in LIFO reserves, in each case of the Parent and its subsidiaries for such period determined on a Consolidated basis, computed and calculated in accordance with generally accepted accounting principles.

    "Eligible Inventory"
 shall mean inventory owned by a Borrower which is not, in the commercially reasonable judgment of the Agent, obsolete or unmerchantable and is and at all times shall continue to be acceptable to the Agent in its commercially reasonable judgment in all respects but shall in any event include only finished goods and shall not in any event include delicatessen, bakery, floral, meat, fish, produce goods and/or milk and certain other subcategories of dairy to be determined by the Agent, provided, however, that the Agent may, in its sole discretion, deem certain raw material bakery and commissary goods, certain supplies and certain non-perishable goods included by the Borrowers under the perishable category to be acceptable. Standards of eligibility may be fixed and revised from time to time solely by the Agent in the Agent's exclusive commercially reasonable judgment. In determining eligibility, the Agent may, but need not, rely on reports and schedules furnished by the Borrowers, but reliance by the Agent thereon from time to time shall not be deemed to limit the right of the Agent to revise standards of eligibility at any time as to both present and future inventory of the Borrowers.

    "Environmental Claim"
 shall mean any written notice of violation, claim, demand, abatement or other order by any governmental authority or any person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or deed or use restrictions, resulting from or based upon (i) the existence, or the continuation of the existence, of a Release (including, without limitation, sudden or non-sudden, accidental or nonaccidental Releases), of, or exposure to, any Hazardous Material in, into or onto the environment (including, without limitation, the air, ground, water or any surface) at, in, by or from any of the properties of the Parent or its subsidiaries, (ii) the environmental aspects of the transportation, storage, treatment or disposal of Hazardous Materials in connection with the operation of any of the properties of the Parent or its subsidiaries or (iii) the violation, or alleged violation by the Parent or any of its subsidiaries, of any Environmental Laws relating to any of the properties of the Parent or its subsidiaries.

     "Environmental Laws"
shall mean the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. 9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. 1251 et seq.), the Oil Pollution Act of 1990 (P.L. 101-380), the Safe Drinking Water Act (42 U.S.C. 300(f), et seq.), the Clear Air Act (42 U.S.C. 7401 et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. 2601 et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C. 136 et seq.), and the Occupational Safety and Health Act (29 U.S.C. 651 et seq.), as such laws have been and hereafter may be amended or supplemented, and any related or analogous present or future Federal, state or local, statutes, rules, regulations, ordinances, licenses, permits and interpretations and orders of regulatory and administrative bodies.

    "ERISA" shall
mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder, as in effect from time to time.

    "ERISA Affiliate"
shall mean any trade or business (whether or not incorporated) which together with the Parent or any of its subsidiaries would be treated as a single employer under the provisions of Title I or Title IV of ERISA.

    "Eurodollar Lending Office"
 shall mean, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name in
Schedule 2.03 annexed hereto (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

    "Eurodollar Loan"
shall mean a Loan bearing interest based on the Adjusted LIBO Rate in accordance with Article II hereof.

    "Event of Default" shall have the meaning assigned to such term in
Article VIII hereof.

    "Existing Loan Agreement"
shall have the meaning assigned to such term in the preamble to this Agreement.

    "Federal Funds Effective Rate"
means, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the immediately following Business Day by the Federal Reserve Bank of New York or, if such rate is not published for any Business Day, the average of the quotations for the day of the requested Loan received by Agent from three Federal funds brokers of recognized standing selected by Agent.

    "Final Maturity Date"
shall mean February 15, 2000, subject to extension pursuant to Sec-tion 11.08(c) hereof.

    "Financial Officer"
shall mean, with respect to any person, the chief financial officer or chief accounting officer of such person.

    "Finova" shall
mean and refer to Finova Capital Corporation, a Delaware corporation.

    "Finova Collateral"
shall have the meaning assigned thereto in Section 7.01(m).

    "Finova Loan Agreement"
shall have the meaning assigned thereto in Section 7.03.

     "FIRREA"  shall
mean the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as amended and supplemented from time to time.

     "Fiscal Year"
shall mean the fiscal year of the Parent for accounting purposes which ends on the Saturday nearest to October 31 of each year.

     "Fleet" shall
have the meaning assigned thereto in the preamble to this Agreement.

     "Grantor" shall
mean any Assignor, Grantor, Pledgor, Mortgagor or Debtor, as such terms are defined in any of the Security Documents.

     "Guarantee"
shall mean any obligation, contingent or otherwise, of any person guaranteeing or having the economic effect of guaranteeing any Indebtedness or obligation of any other person in any manner, whether directly or indirectly, and shall in any event include any guarantee under Article XII hereof, and shall include, without limitation, any obligation of such person, direct or indirect, to (i) purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness or obligation, (ii) purchase property, securities or services for the purpose of assuring the owner of such Indebtedness or obligation of the payment of such Indebtedness or obligation, or (iii) maintain working capital, equity capital, available cash or other financial condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness or obligation; provided, however, that the term Guarantee shall not include endorsements for collection or collections for deposit, in either case in the ordinary course of business.

     "Guarantor"
shall mean, collectively, the Parent, each Borrower and each subsidiary thereof or any subsidiary of the Parent which becomes a guarantor of the Obligations after the date hereof.

     "Hazardous Material"
shall mean any pollutant, contaminant, chemical, or industrial or hazardous, toxic or dangerous waste, substance or material, defined or regulated as such in (or for purposes of) any Environmental Law and any other toxic, reactive, or flammable chemicals, including (without limitation) any asbestos, any petroleum (including crude oil or any fraction), any radioactive substance and any polychlorinated biphenyls; provided, in the event that any Environmental Law is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment; and provided, further, to the extent that the applicable laws of any state establish a meaning for "hazardous material," "hazardous substance," "hazardous waste," "solid waste" or "toxic substance" which is broader than that specified in any federal Environmental Law, such broader meaning shall apply.

     "Heller" shall
mean Heller Financial, Inc.

     "IBJS" shall
have the meaning assigned thereto in the preamble to this Agreement.

     "Indebtedness"
shall mean, with respect to any person, without duplication, (a) all obligations of such person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such person evidenced by bonds, debentures, notes or other similar instruments, (c) all obligations of such person for the deferred purchase price of property or services, except current accounts payable arising in the ordinary course of business and not overdue, (d) all obligations of such person under conditional sale or other title retention agreements relating to property purchased by such person, (e) all payment obligations of such person with respect to interest rate or currency protection agreements, (f) all obligations of such person as an account party under any letter of credit or in respect of bankers' acceptances, (g) all obligations of any third party secured by property or assets owned by such person (regardless of whether or not such person is liable for repayment of such obligations), (h) all Guarantees of such person and (i) all obligations of such person as lessee under leases the expenditures under which are Capitalized Lease Obligations.

     "Indemnitees"
shall have the meaning assigned to such term in Section 11.04(c) hereof.

    "Information"
shall have the meaning assigned to such term in Section 11.11 hereof.

    "Initial Closing
Date" shall mean February 15, 1995.

    "Intercreditor
Agreement" shall have the meaning assigned thereto in Article VIII(n).

    "Interest Expense"
shall mean, for any period, the interest expense of the Parent and its subsidiaries during such period determined on a Consolidated basis in accordance with generally accepted accounting principles, and shall in any event include, without limitation, (i) the amortization of debt discounts,
(ii) the amortization of all fees payable in connection with the incurrence of Indebtedness to the extent included in interest expense, (iii) interest on Capitalized Lease Obligations, and (iv) all fixed and all calculable dividend payments on preferred stock.

    "Interest Payment Date"
shall mean (i) in the case of a Base Rate Loan, the last
Business Day of each December, March, June and September, commencing June 30, 1997, and (ii) with respect to any Eurodollar Loan, the last day of the Interest Period applicable thereto, and, in addition, in respect of any Eurodollar Loan of more than three (3) months' duration, each earlier day which is three (3) months after the first day of such Interest Period.

     "Interest Period"
shall mean, as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is one (1), two (2), three (3) or six (6) months thereafter, as the Borrowers may elect with respect to such Eurodollar Loan in accordance with the terms hereof; provided, however, that (x) if an Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to such Eurodollar Loan, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (y) no Interest Period shall end later than the Final Maturity Date and (z) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

     "Landlord Waiver"
shall mean a landlord's or bailee's agreement with respect to each property of the Parent or a Borrower subject to a lease substantially in the form of Exhibit I hereto or as agreed to by Agent.

     "Lender" shall
have the meaning assigned to such term in the preamble to this Agreement.

     "Letter of Credit"
shall have the meaning assigned such term in Section 2A.01 hereof.

     "Letter of Credit Usage"
shall mean at any time, (i) the aggregate undrawn amount of all outstanding Letters of Credit plus (ii) the unreimbursed drawing at such time under Letters of Credit.

     "Lien" shall
mean, with respect to any asset, (i) any mortgage, lien, pledge, encumbrance, charge or security interest in or on such asset, (ii) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset, (iii) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities or (iv) any other right of or arrangement with any creditor to be entitled to receive any such mortgage, lien, pledge, encumbrance, charge or security interest on or to have such creditor's claim satisfied out of such assets, or the proceeds therefrom, prior to the general creditors of the owner thereof.

      "Loan" shall
mean, collectively, each Revolving Loan, the Term Loan and each Stock Redemption Loan.

      "Loan Documents"
shall mean this Agreement, each Security Document, the Notes, the Intercreditor Agreement, any letter of credit applications with respect to Letters of Credit and each other document, instrument, or agreement now or hereafter delivered to the Agent, any Lender or Heller in connection herewith or therewith.

      "Margin Stock"
shall have the meaning assigned to such term in Regulation G or Regulation
U.

      "Material Adverse Effect"
shall mean a material adverse effect on (i) the business, assets, liabilities, properties, prospects (within one year of the date of determination and in any event excluding the effects of the opening or expansion of competing stores), operations or financial condition of the Parent, New Linden or (to the extent that there are any outstanding direct Loans borrowed by Reading) Reading, or the Parent and its subsidiaries taken as a whole, (ii) the ability of the Parent, any Borrower or any Guarantor to perform or pay the Obligations in accordance with the terms hereof or of any other Loan Document or to perform its other material obligations thereunder or (iii) the Agent's Lien on any material portion of the Collateral or the priority of such Lien.

     "Mortgages"
shall have the meaning set forth in Section 3.03 hereof.

     "Multiemployer Plan"
shall mean a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA.

      "Net Amount of Eligible Inventory"
shall mean, at any time, the aggregate value, computed at the lower of cost (on a FIFO basis) and current market value, of Eligible Inventory of the Borrowers.

      "Net Income"
shall mean, for any period, the aggregate income (or loss) of the Parent and its subsidiaries determined on a Consolidated basis for such period, all computed and calculated in accordance with generally accepted accounting principles consistently applied.

      "Non-Ratable Loans"
shall have the meaning assigned to such term in Section 2.15(c)(iii) hereof.

      "Noteholders"
shall mean each of the holders of the $31,000,000 aggregate original principal amount of the Parent's senior secured promissory notes issued and delivered pursuant to the several Note Purchase Agreements, each dated June 1, 1989, among the Parent and each of the noteholders, as amended.

      "Noteholder Note"
shall mean, collectively, the senior secured promissory notes referred to in the definition of "Noteholders".

       "Notes" shall
mean collectively, the Revolving Notes, the Stock Redemption Facility Notes and the Term Notes.

       "Obligations"
shall mean all obligations, liabilities and Indebtedness of the Parent, any Borrower and/or any Guarantor to the Lenders, the Agent and/or Heller, whether now existing or hereafter created, direct or indirect, due or not, whether created directly or acquired by assignment, participation or otherwise, under or with respect to this Agreement, the Notes, the Security Documents and the other Loan Documents, including without limitation, the principal of and interest on the Loans and the payment or performance of all other obligations, liabilities, and Indebtedness of the Parent, any Borrower and/or any Guarantor to the Lenders, the Agent and/or Heller hereunder, under or with respect to the Letters of Credit or under any one or more of the other Loan Documents, including but not limited to all fees, costs, expenses and indemnity obligations hereunder and thereunder.

       "Operating Cash Flow"
shall mean, for any period (i) EBITDA for such period, minus (ii)
Capital Expenditures for such period, each for the Parent and its subsidiaries on a consolidated basis.

       "Original Agent"
shall have the meaning assigned thereto in the preamble to this Agreement.

       "Original Lenders"
shall have the meaning assigned thereto in the preamble to this Agreement.

       "Other Taxes"
shall have the meaning assigned to such term in Section 2.13(b) hereof.

       "Parent" shall
have the meaning assigned to such term in the introductory paragraph hereof.

       "PBGC" shall
mean the Pension Benefit Guaranty Corporation.

      "Pension Plan"
shall mean any Plan which is subject to the provisions of Title IV of ERISA.

      "Permits" shall
have the meaning assigned to such term in Section 4.18 hereof.

      "Person" shall
mean any natural person, corporation, business trust, association, company, joint venture, partnership or government or any agency or political subdivision thereof.

      "Plan" shall
mean any employee benefit plan within the meaning of Section 3(3) of ERISA and which is maintained (in whole or in part) for employees of the Parent, any subsidiary thereof or any ERISA Affiliate.

      "Pledge Agreement"
shall mean the Pledge Agreement, dated as of the Initial Closing
Date, among the Parent, the Borrowers, the Guarantors and the Agent, for the benefit of the Secured Parties, in substantially the form of Exhibit D annexed hereto, as amended, modified or supplemented from time to time.

     "Pledged Stock"
shall have the meaning assigned to such term in the Pledge Agreement.

     "Previous Loan Agreement"
shall have the meaning assigned thereto in the preamble to this Agreement.

     "Redemption Loans"
shall have the meaning assigned thereto in Section 6.16(b) hereof.

     "Redemption Note"
shall have the meaning assigned thereto in Section 6.16(b) hereof.


     "Register" shall
have the meaning assigned to such term in Section 11.03(e) hereof.

     "Regulation D"
shall mean Regulation D of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

    "Regulation G"
shall mean Regulation G of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

    "Regulation T"
shall mean Regulation T of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

    "Regulation U"
shall mean Regulation U of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

    "Regulation X"
shall mean Regulation X of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder.

     "Release" shall
mean any releasing, spilling, leaking, seepage, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing or dumping, in each case as defined in Environmental Law, and shall include any "Threatened Release," as defined in Environmental Law.

    "Remedial Work"
shall mean any investigation, site monitoring, containment, cleanup, removal, restoration or other remedial work of any kind or nature with respect to any property of any Borrower or its subsidiaries (whether such property is owned, leased, subleased or used), including, without limitation, with respect to Hazardous Materials and the Release thereof.

     "Reportable Event"
shall mean a Reportable Event as defined in Section 4043(b) of ERISA.

     "Required Lenders"
shall mean (a) in the event that there are more than two
(2) Lenders, at least two (2) or more Lenders (each having a minimum $5,000,000 Commitment) having an aggregate of 51% of the aggregate Commitments of all Lenders and (b) in the event that there are fewer than three (3) Lenders, Lenders having 67% of the aggregate Commitments of all Lenders. For the purposes of this definition of "Required Lenders", the terms "Lender", "Lenders" and "all Lenders" shall exclude all Defaulting Lenders.

     "Responsible Officer"
shall mean, with respect to any person, any senior vice president, executive vice president or president, or the chief financial officer, of such person.

     "Revolving Commitment"
shall mean, with respect to each Lender, the Revolving Credit
Commitment of such Lender set forth in Schedule 2.01(a), as it may be adjusted from time to time pursuant to Section 2.07.

     "Revolving Loans"
shall mean each Loan made pursuant to Section 2.01(a) hereof.

     "Revolving Notes"
shall mean the revolving notes of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit A annexed hereto, as amended, modified or supplemented from time to time.

    "Secured Parties"
shall mean the Agent, the Lenders and Heller.

    "Security Agreement"
shall mean the Security Agreement, dated as of the Initial Closing
Date, between the Grantor(s) and the Agent, for the benefit of the Secured Parties, substantially in the form of Exhibit E annexed hereto, as amended, modified or supplemented from time to time.

     "Security Agreement (Partnership Interests)" shall mean the Security Agreement
(Partnership Interests) dated as of the Initial Closing Date, between the Parent and the Agent, for the benefit of the Secured Parties, substantially in the form of Exhibit H annexed hereto, as amended, modified or supplemented from time to time.

      "Security Documents"
shall mean the Pledge Agreement, the Security Agreement, the Security Agreement (Partnership Interests), the Mortgages and each other agreement now existing or hereafter created providing collateral security for the payment or performance of any Obligations.

      "Settlement Date"
shall mean each Business Day after the Initial Closing Date selected by the Agent in its sole discretion subject to and in accordance with the provisions of Section 2.15(c) as of which a Settlement Report is delivered by the Agent and on which settlement is to be made among the Lenders in accordance with the provisions of Section 2.15 hereof.

      "Settlement Report"
shall mean each report, substantially in the form attached hereto as Exhibit J hereto, prepared by the Agent and delivered to each Lender and setting forth, among other things, as of the Settlement Date indicated thereon and as of the next preceding Settlement Date, the aggregate principal balance of all Loans outstanding, each Lender's ratable portion thereof, each Lender's Loans and all Non-Ratable Loans made, and all payments of principal received by the Agent from or for the account of the Borrowers during the period beginning on such next preceding Settlement Date and ending on such Settlement Date.

      "Stock Redemption Facility"
shall have the meaning assigned to such term in the preamble to this Agreement.

      "Stock Redemption Facility Commitment"
shall mean with respect to each Lender, the Stock Redemption Facility Commitment of such Lender set forth in Schedule 2.01(c), as it may be adjusted from time to time pursuant to Section 2.07.

     "Stock Redemption Loan"
shall mean each Loan made pursuant to Section 2.01(c).

     "Stock Redemption Facility Notes"
shall mean the stock redemption notes of the Borrower, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit B-2, as amended, modified or supplemented from time to time.

     "Subordinated Indebtedness"
shall mean, with respect to the Parent or any subsidiary thereof, Indebtedness subordinated in right of payment to such person's monetary obligations under this Agreement and the other Loan Documents upon terms satisfactory to and approved in writing by the Agent, to the extent it does not by its terms (except as otherwise approved in writing by the Agent) mature or become subject to any mandatory prepayment or amortization of principal prior to the Final Maturity Date.

     "Subsidiary"
shall mean, with respect to any person, the parent of such person, any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled, directly or indirectly, by the parent or one or more subsidiaries of the parent. All references to subsidiaries of the Parent shall include each of the Borrowers, but shall exclude the entities listed on Schedule B.

    "Taxes" shall
have the meaning assigned to such term in Section 2.13(a) hereof.

    "Term Commitment"
shall mean, with respect to each Lender, the Term Commitment of such Lender as set forth in Schedule 2.01(b).

   "Term Loan"
shall mean the Loan made pursuant to, and described in, Section 2.01(b) hereof.

   "Term Notes"
shall mean, collectively, the term notes of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit B-1 annexed hereto, as amended, modified or supplemented from time to time.

    "Termination Date"
shall mean the earlier to occur of (i) the Final Maturity Date and (ii) the date on which the Revolving Credit Commitments shall terminate, expire or be canceled in accordance with the terms of this Agreement.

    "Total Commitment"
shall mean the sum of the Lenders' Total Revolving Commitments, Total Stock Redemption Facility Commitments and Total Term Commitments.

     "Total Revolving Commitment"
shall mean the sum of the Lenders' Revolving Commitments.

     "Total Stock Redemption Facility Commitment" shall mean the sum of the Lenders' Stock
Redemption Facility Commitments.

     "Total Term Commitment"
shall mean the sum of the Lenders' Term Commitments.

     "Transactions"
shall have the meaning assigned to such term in Section 4.02 hereof.

     "Undrawn Availability"
shall mean, at any time, an amount equal to (A) the lesser of
(i) the Total Revolving Commitment and (ii) the Borrowing Base, minus (B) the sum of (i) all Revolving Loans outstanding at such time, (ii) the Letter of Credit Usage at such time and (iii) reserves established pursuant to Section 2.01(a)(iii) below at such time.

     "Wakefern" shall
have the meaning assigned to such term in Section 7.04 hereof.

     "Wakefern Distribution"
shall have the meaning assigned to such term in Section
7.04(iv) hereof.

     "Wakefern Intercreditor Agreement"
shall have the meaning assigned to such term in
Section 8(n) hereof.

     "Wakefern Shareholder Agreement"
shall mean the Stockholders' Agreement dated as of August 20, 1987, by and among Wakefern Food Corp. and each of its member-stockholders (including Parent) as heretofore and hereafter amended, restated, modified and supplemented.

      Unless otherwise
expressly provided herein, each accounting term used herein shall have the meaning given it under generally accepted accounting principles in effect from time to time in the United States applied on a basis consistent with those used in preparing the financial statements referred to in Section 6.05 hereof; provided, however, that each reference in Article VII hereof, or in the definition of any term used in Article VII hereof, to generally accepted accounting principles shall mean generally accepted accounting principles as in effect on the date hereof.


II.  THE LOANS

                         SECTION 2.01.
Commitments.

                         (a)  Revolving
Commitment. (i) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Loans to the Borrowers, at any time and from time to time from the date hereof to the Termination Date in an aggregate principal amount at any time outstanding not to exceed the amount of such Lender's Revolving Commitment set forth opposite its name in Schedule 2.01(a) annexed hereto, as such Revolving Commitment may be reduced from time to time in accordance with the provisions of this Agreement. Notwithstanding the foregoing, the aggregate principal amount of Loans outstanding at any time to the Borrowers shall not exceed (1) the lesser of (A) the Total Revolving Commitment (as such amount may be reduced pursuant to Section 2.07 hereof) and (B) an amount equal to sixty percent (60%) of the Net Amount of Eligible Inventory (this clause (1) (B) referred to herein as the "Borrowing Base"), minus (2) the Letter of Credit Usage at such time (which Letter of Credit Usage shall not exceed $4,500,000 at any time), and minus (3) reserves established pursuant to Section 2.01(a)(iii) below at such time. The Borrowing Base will be computed weekly and a compliance certificate from a Responsible Officer of the Borrowers presenting its computation will be delivered to the Agent in accordance with Section 6.05 hereof.

              (ii)       Subject to the
foregoing and within the foregoing limits, and subject to all other applicable terms, provisions and limitations set forth in this Agreement, the Borrowers may borrow, repay (or, subject to the provisions of Section 2.09 hereof, prepay) and reborrow Revolving Loans, on and after the date hereof and prior to the Termination Date.

             (iii)       The Agent may
from time to time decrease the Loans and Letters of Credit available to the Borrowers by an amount equal to the aggregate amount of all reserves which the Agent deems necessary or desirable to maintain hereunder, such reserves to be determined by the Agent in its commercially reasonable judgment and to include, without limitation, reserves with respect to (i) rent payments past due and owing by the Borrowers with respect to premises leased by the Borrowers for which a Landlord Waiver has not been obtained, (ii) trust fund liabilities under the Perishable Agricultural Commodities Act and the Packers and Stockyards Act, (iii) environmental remediation and liability, (iv) Liens on Collateral (other than Liens in existence on the Initial Closing Date which are listed on Schedule 7.01 and other than encumbrances permitted under
Section 7.02); (v) credit exposure of any Borrowers with respect to interest rate protection arrangements; (vi) clause (v) of the second paragraph of the letter agreement dated December 11, 1996 among Heller, the Borrowers and the Parent in the amount of $1,000,000.

               (b)                   Term Commitments.  Subject to the
terms and conditions and relying upon the representations and warranties herein set forth, each Original Lender, severally (on a pro rata basis based upon such Original Lender's Term Commitment on the Initial Closing Date) and not jointly, loaned to the Borrowers on the Initial Closing Date a Term
Loan C in the original aggregate principal amount of $12,500,000 (including the $1,825,000 term loan advance made to the Borrowers on or about August 12,
1996), the aggregate outstanding principal balance of which as of the Amendment and Restatement Date is $11,000,000. The term loan shall be payable in quarterly installments of principal according to the amortization schedule set forth below:

                    Period              Principal Installment

                    6/30/97                            750,000
                    9/30/97                            750,000
                    12/31/97                         1,000,000
                    3/31/98                          1,000,000
                    6/30/98                          1,000,000
                    9/30/98                          1,000,000
                    12/31/98                         1,000,000
                    3/31/99                          1,000,000
                    6/30/99                          1,000,000
                    9/30/99                          1,000,000
                    12/31/99                         1,000,000
                    Final Maturity Date              Remaining
                                             Principal Balance
                    Total                          $11,000,000

          (c) Stock Redemption Facility. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Loans (the "Stock Redemption Loans") to the Borrowers, on the Amendment and Restatement Date, in an aggregate principal amount not to exceed the amount of such Lender's Stock Redemption Facility Commitment set forth opposite its name in
Schedule 2.01(c) annexed hereto, as such Stock Facility Commitment may be reduced from time to time in accordance with the provisions of this Agreement. On the first anniversary of the Amendment and Restatement Date, the Stock Redemption Loan will begin to amortize in nine quarterly installments. The first eight installments shall each be in an amount calculated by dividing the opening principal balance of the Stock Redemption Loan by twenty; the ninth installment shall be the unpaid principal balance of the Stock Redemption Loan. The first quarterly installment, if any, shall be payable on March 31, 1998, and each subsequent installment shall be payable on the same dates as those set forth in Section 2.01(b) above for the Term Loan payments. The proceeds of Stock Redemption Loans may be used only for the purpose permitted under Section 6.16(b) hereof. Stock Redemption Loans may not be repaid and subsequently reborrowed.

          SECTION 2.02. Loans. (a) The Eurodollar Loans made by the Lenders on any date shall be in integral multiples of $1,000,000 and in a minimum aggregate principal amount of $1,000,000.

          (b) Subject to the provisions of Sections 2.15 and 2.16 hereof, Loans shall be made ratably by the Lenders in accordance with their respective Commitments; provided, however, that the failure of any Lender to make any Loan shall not in itself relieve any other Lender of its obligation to lend hereunder. The initial Loans shall be made by the Lenders against delivery of Notes, payable to the order of the Lenders, as referred to in
Section 2.04 hereof.

          (c) Each Loan shall be either a Base Rate Loan or a Eurodollar Loan as the Borrowers may request pursuant to Section 2.03 hereof. Each Lender may fulfill its obligations under this Agreement by causing its Applicable Lending Office to make such Loan; provided, however, that the exercise of such option shall not affect the obligation of the Borrowers to repay such Loan in accordance with the term of the Notes. Not more than three (3) Eurodollar Loans may be outstanding at any one time.

          (d) Subject to the provisions of Sections 2.15 and 2.16 hereof, each Lender shall make its Loans on the proposed dates thereof by paying the amount required to the Agent in New York, New York in immediately available funds not later than 1:00 p.m., New York City time, and the Agent shall as soon as practicable, but in no event later than 3:00 p.m., New York City time, credit the amounts so received to the general deposit account of the applicable Borrower with the Agent in immediately available funds or, if Loans are not to be made on such date because any condition precedent to a borrowing herein specified is not met, return the amounts so received to the respective Lenders.

          (e) The Borrowers shall have the right at any time upon prior irrevocable written, telex or facsimile notice to the Agent given in the manner and at the times specified in Section 2.03 hereof and in substantially the form of Exhibit K (a "Conversion/Continuation Notice") hereof with respect to the Loans into which conversion or continuation is to be made, to convert all or any portion of Eurodollar Loans into Base Rate Loans, to convert all or any portion of Base Rate Loans into Eurodollar Loans (specifying the Interest Period to be applicable thereto) and to continue all or any portion of any Eurodollar Loans into a subsequent Interest Period selected by the Borrowers in accordance with the terms hereof, in each instance subject to the terms and conditions of this Agreement (including the last sentence of Section 2.02(c) hereof) and to the following:

         (i) in the case of a conversion or continuation of fewer than all the Loans, the aggregate principal amount of Loans (A) converted shall not be less than $1,000,000 in the case of Base Rate Loans or
    (B) converted or continued shall not be less than $1,000,000 in the case of Eurodollar Loans and shall be an integral multiple of $1,000,000;

         (ii) accrued interest on a Loan (or portion thereof) being converted or continued shall be paid by the Borrowers at the time of conversion or continuation;

         (iii) if any Eurodollar Loan is converted at any time other than the end of an Interest Period applicable thereto, the Borrowers shall make such payments associated therewith as are required pursuant to Section 2.10B hereof;

         (iv) any portion of a Eurodollar Loan which is subject to an Interest Period ending on a date that is less than three (3) months prior to the Termination Date may not be converted into, or continued as, a Eurodollar Loan and shall be automatically converted at the end of such Interest Period into a Base Rate Loan;

         (v) no Default or Event of Default shall have occurred and be continuing; and

         (vi) in the case of a Term Loan or a Stock Redemption Loan which is being converted to a Eurodollar Loan or is being continued as a Eurodollar Loan, there shall be sufficient remaining Term Loans and/or Stock Redemption Loans, as the case may be, to repay the next succeeding scheduled principal installment with respect to such Term Loans and/or Stock Redemption Loans, as the case may be, without requiring an indemnity payment under Section 2.10B of this Agreement.

          The Interest Period applicable to any Eurodollar Loan resulting from a conversion or continuation shall be specified by the Borrowers in the irrevocable Conversion/Continuation Notice delivered pursuant to this Section; provided, however, that if no such Interest Period shall be specified, the Borrowers shall be deemed to have selected an Interest Period of one (1) month's duration. If the Borrowers shall not have given timely notice to continue any Eurodollar Loan into a subsequent Interest Period (and shall not otherwise have given notice to convert such Loan), such Loan (unless repaid or required to be repaid pursuant to the terms hereof) shall, subject to (iv) above, automatically be converted into a Base Rate Loan.

          SECTION 2.03. Notice of Loans. The Borrowers shall, through a Responsible Officer, give the Agent irrevocable written, telex or facsimile notice of each borrowing (including, without limitation, a conversion as permitted by Section 2.02(e) hereof) (i) not later than 11:00 A.M., New York City time, three (3) Business Days before a proposed Eurodollar Loan borrowing or conversion and (ii) not later than 12:00 Noon, New York City time on the Business Day of the requested Base Rate Loan borrowing or conversion. Such notice shall specify (w) whether the Loans then being requested are to be Base Rate Loans or Eurodollar Loans, (x) the date of such borrowing (which shall be a Business Day) and amount thereof, (y) if such Loans are to be Eurodollar Loans, the Interest Period with respect thereto and (z) the Borrower for whose account such borrowing is being made. If no election as to the type of Loan is specified in any such notice, all such Loans shall be Base Rate Loans. If no Interest Period with respect to any Eurodollar Loan is specified in any such notice, then an Interest Period of one (1) month's duration shall be deemed to have been selected. The Agent shall promptly advise the Lenders of any notice given pursuant to this
Section 2.03 and of each Lender's portion of the requested borrowing.

          SECTION 2.04.  Notes; Repayment of Loans.

          (a) Revolving Notes. All Revolving Loans made by a Lender to the Borrowers shall be evidenced by a single Revolving Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit A annexed hereto, delivered and payable to such Lender in a principal amount equal to its Revolving Commitment in respect of the Borrowers on such date. The outstanding balance of each Revolving Loan, as evidenced by any such Revolving Note, shall mature and be due and payable on the Termination Date.

          (b) Term Notes. All Term Loans made by a Lender to the Borrowers shall be evidenced by a single Term Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit B-1 annexed hereto, delivered and payable to such Lender in an aggregate principal amount equal to its Term Commitment in respect of the Borrowers on such date. The outstanding balance of the Term Loan, as evidenced by the Term Note, shall be repaid as required under Section 2.01(b) hereof.

          (c) Stock Redemption Facility Notes. All Stock Redemption Loans made by a Lender to the Borrowers shall be evidenced by a single Stock Redemption Facility Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit B-2 annexed hereto, delivered and payable to such Lender in an aggregate principal amount equal to its Stock Redemption Facility Commitment in respect of the Borrowers on such date. The outstanding balance of the Stock Redemption Loans, as evidenced by the Stock Redemption Facility Note, shall be repaid as required under Section 2.01(c) hereof.

          (d) Each Note shall bear interest from its date on the outstanding principal balance thereof, as provided in Section 2.05 hereof.

          (e) Each Lender, or the Agent on its behalf, shall, and is hereby authorized by the Borrowers to, endorse on the schedule attached to the Notes of such Lender (or on a continuation of such schedule attached to such Note and made a part thereof) an appropriate notation evidencing the date and amount of each Loan to the Borrowers from such Lender, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any person to make such a notation on a Note shall not affect any obligations of the Borrowers under such Note. Any such notation shall be conclusive and binding as to the date and amount of such Loan or portion thereof, or payment or prepayment of principal or interest thereon, absent manifest error.

          (f) Each Borrower hereby irrevocably authorizes and directs the Agent on behalf of itself and the Lenders to charge the loan accounts of the Borrowers with the Agent for all amounts which may now or hereafter be due and payable by any Borrower and its subsidiaries hereunder or under any other Loan Document, including, without limitation, all amounts of principal and interest, fees and expenses. If at any time there is not sufficient availability to cover any of the payments referred to in the prior sentence, and, in any event, upon the occurrence and during the continuance of any Default, the Borrowers shall make any such payments to the Agent on demand.

          SECTION 2.05. Interest on Loans. (a) Subject to the provisions of Sections 2.05(c) and Section 2.08 hereof, each Base Rate Loan shall bear interest at a rate per annum equal to the Base Rate plus the Applicable Margin.

          (b) Subject to the provisions of Section 2.05(c) and Section 2.08 hereof, each Eurodollar Loan shall bear interest at a rate per annum equal to the Adjusted LIBO Rate plus the Applicable Margin.

          (c) Interest on each Loan shall be payable in arrears on each applicable Interest Payment Date and on the maturity thereof (whether as scheduled, by acceleration or otherwise). Interest on each Base Rate Loan and each Eurodollar Loan shall be computed based on the number of days elapsed in a year of 360 days. The Agent shall determine each interest rate applicable to the Loans and shall promptly advise the Borrowers and the Lenders of the interest rate so determined (which determination shall be conclusive and binding on the Borrowers and the Lenders absent manifest error).

          SECTION 2.06. Fees. (a) The Borrowers shall pay to the Agent for the benefit of the Lenders without duplication for any time period,(i) on the last Business Day of each March, June, September and December in arrears commencing June 30, 1997, (ii) on the date of any reduction of the Revolving Commitment and/or Stock Redemption Facility Commitment pursuant to
Section 2.07 hereof and (iii) on the Termination Date, in immediately available funds, a commitment fee (the "Commitment Fee") of one-half percent (1/2%) per annum on (A) the average amount, calculated on a daily basis, by which the Revolving Commitment of such Lender, during the quarter (or shorter period commencing with the date hereof or ending with the Termination Date) ending on such date exceeds the aggregate outstanding principal amount of the Revolving Loans made by such Lender and such Lender's pro rata share of the aggregate undrawn amount of all outstanding Letters of Credit plus (B) the average amount, calculated on a daily basis for the one-year period subsequent to the Amendment and Restatement Date only, by which the Stock Redemption Facility Commitment of such Lender, during the quarter (or shorter period commencing on the date hereof or ending with the Termination Date) ending on such date exceeds the aggregate outstanding principal amount of the Stock Redemption Loan made by such Lender. The Commitment Fee due to each Lender under this Section 2.06(a)(A) shall commence to accrue on the Initial Closing Date and cease to accrue on the earlier of (i) the Termination Date and (ii) the termination of the Revolving Commitment of such Lender pursuant to Section 2.07 hereof. The Commitment Fee due to each Lender under
Section 2.06(a)(B) shall commence to accrue on the Amendment and Restatement Date and cease to accrue on the earlier of (i) the Termination Date and
(ii) the one year anniversary of the Amendment and Restatement Date. The Commitment Fee shall be calculated on the basis of the actual number of days elapsed in a year of 360 days.

          (b) The Borrowers have paid to the Agent, for the account of the Lenders in existence on the Amendment and Restatement Date, in immediately available funds, a non-refundable closing fee of $125,000.

          (c) The Borrowers shall pay to the Agent, for its own account, a non-refundable agent's fee of $100,000, payable on February 15, 1998, and on each anniversary thereof (excluding February 15, 2000 if such date is the Final Maturity Date) in advance.

          (d) The Borrowers shall pay to the Agent, for its own account, an audit fee of $650 per audit day per auditor of Heller, plus out-of-pocket expenses incurred, and fees, costs and expenses paid to third-party auditors.

          SECTION 2.07. Termination of Revolving Commitments and Stock Redemption Facility Commitment. (a) Upon at least five (5) Business Days' prior irrevocable written notice (or facsimile notice promptly confirmed in writing) to the Agent, the Borrowers may at any time in whole permanently terminate the Total Revolving Commitment and/or the Total Stock Redemption Facility Commitment.

          (b) Simultaneously with any termination of the Total Revolving Commitment pursuant to paragraph (a) of this Section 2.07, the Borrowers shall (i) pay to the Agent for the account of the Lenders, the Commitment Fee due and owing through and including the date of such termination on the amount of the Revolving Commitment and Stock Redemption Facility Commitment of such Lender and (ii) terminate all other Commitments under this Agreement and repay all of the Obligations.

          (c) Simultaneously with the termination of the Total Stock Redemption Facility Commitment pursuant to paragraph (a) of this
Section 2.07, the Borrowers shall pay to the Agent for the account of the Lenders the Commitment Fee due and owing through and including the date of such termination on the amount of the Stock Redemption Facility of such Lender.

          (d) In any event, the Revolving Commitment of each Lender shall automatically and permanently terminate on the Termination Date unless extended as herein provided, and all Revolving Loans still outstanding on such date shall be due and payable in full together with accrued interest thereon.

          SECTION 2.08. Interest on Overdue Amounts. If there shall occur and be continuing any Event of Default, the Borrowers shall on demand from time to time pay interest, to the extent permitted by law, on principal, interest, fees and any other amount which is payable hereunder or under any other Loan Document (whether then due and payable or not) (after as well as before judgment) at a rate per annum equal to two percent (2%) in excess of the rates otherwise applicable thereto (or if no rate is applicable thereto, at a rate per annum equal to four percent (4%) in excess of the Prime Rate).

          SECTION 2.09. Prepayment of Loans. (a) Subject to the terms and conditions contained in this Section 2.09 and elsewhere in this Agreement, the Borrower shall have the right to prepay any Revolving Loan, Term Loan and/or Stock Redemption Loan at any time in whole or from time to time in part (except in the case of a Eurodollar Loan, only on the last day of an Interest Period therefor) without penalty (except as otherwise provided for herein); provided, however, that each such partial prepayment of a Eurodollar Loan shall be in an integral multiple of $1,000,000, and provided, further, that no prepayment of Term Loans may be made under this Section 2.09(a) to the extent that any Stock Redemption Loans shall remain outstanding.

          (b) On the date of any termination of the Total Revolving Commitment pursuant to Section 2.07(a) hereof or elsewhere in this Agreement, the Borrowers shall pay the aggregate principal amount of all Loans then outstanding, together with interest to the date of such payment and all fees and other amounts due under this Agreement and deposit in a cash collateral account with the Agent on terms satisfactory to the Agent an amount equal to 105% of the amount of the Letter of Credit Usage.

          (c) The Borrowers shall make prepayments of the Revolving Loans from time to time such that the outstanding principal balance of the Revolving Loans plus the Letter of Credit Usage plus the reserves then in effect under Section 2.01(a)(iii) hereof does not exceed the lesser of
(i) the Total Revolving Commitment and (ii) the Borrowing Base at such time. In the event that after the prepayment in full (or cash collateralization thereof as provided above) of the Revolving Loans, the Letter of Credit Usage plus the reserves then in effect under Section 2.01(a)(iii) hereof shall still exceed the lesser of (i) the Total Revolving Commitment and (ii) the Borrowing Base, the Borrowers shall deposit cash in the amount of such excess with the Agent in a cash collateral account with a financial institution acceptable to the Agent to be held in such account on terms satisfactory to the Agent.

          (d) Within five days of (i) the consummation of any transaction in the Asset Redeployment Program; (ii) the sale or other disposition (other than the sale of Inventory in the ordinary course of business, collections of accounts receivable arising out of the sale of Inventory in the ordinary course of business, payments made to the Parent or any of its subsidiaries with respect to any accounts receivable or notes receivable in existence on or before February 15, 1995, not created in the ordinary course of business, payments made to the Parent or any of its subsidiaries as lessors with respect to store leases, and sales of assets of less than $10,000 per transaction or series of transactions, or $50,000 in the aggregate over the term of this Agreement) of any assets of the Parent or any of its subsidiaries, any Grantor or any Guarantor or any sale or issuance by any subsidiary of the Parent of any of such subsidiary's capital stock or other equity interests in such subsidiary or any option, warrant or similar right to acquire any of same, other than as described in clause (d)(i) above; or
(iii) the consummation of the issuance of any debt securities of the Parent or any of its subsidiaries, the Borrowers shall make a mandatory prepayment of the Loans in an amount equal to 100% of the proceeds received by the Parent or any of its subsidiaries (net of related pension obligations, estimated taxes due, any reasonable expenses of sale and any Indebtedness secured by Liens on the assets sold), which proceeds shall be applied as set forth in paragraph (g) below. Nothing contained in this paragraph shall constitute, or be deemed to constitute, a consent to any of the transactions described in this paragraph (d).

          (e) (i) Except as provided in clause (ii) below, not later than the third day following the receipt by the Agent or the Parent or any of its subsidiaries (x) of any net proceeds of any insurance required to be maintained pursuant to Section 6.03 hereof on account of each separate loss, damage or injury to any asset of the Parent or such subsidiary (including, without limitation, any Collateral) or of any condemnation or eminent domain awards with respect to any real property or improvements thereon owned by the Parent or any of its subsidiaries, or (y) of any net proceeds of any business interruption insurance required to be maintained pursuant to Section 6.03 hereof, the Parent or such subsidiary shall notify the Agent of such receipt in writing or by telephone promptly confirmed in writing, and not later than the third day following receipt by the Agent or the Parent or such subsidiary of any such proceeds or awards, there shall become due and payable a prepayment of the Loans in an amount equal to 100% of such proceeds or award. Prepayments from such net proceeds or award shall be applied as set forth in paragraph (g) below.

               (ii) In the case of the receipt of net proceeds or awards described in clause (i) above with respect to the loss, damage or injury to any asset of the Parent or any of its subsidiaries or the condemnation or taking by eminent domain of any real property or improvements thereon owned by the Parent or any of its subsidiaries (other than net proceeds of any business interruption insurance), the Parent or such subsidiary may elect, by written notice delivered to the Agent not later than the day on which a prepayment would otherwise be required under clause (i), to apply all or a portion of such net proceeds or award for the purpose of replacing, repairing, restoring or rebuilding the relevant tangible property, and, in such event, any required prepayment under clause (i) above shall be reduced dollar for dollar by the amount of such election. An election under this clause (ii) shall not be effective unless: (x) at the time of such election there is continuing no Default or Event of Default; (y) the Borrowers shall have certified to the Agent that: (1) the net proceeds of the insurance adjustment for such loss, damage or injury or the amount of such award, together with other funds available to the Borrowers, shall be substantially sufficient to complete such replacement, repair, restoration or rebuilding in accordance with all applicable laws, regulations and ordinances; and
(2) to the best knowledge of the Borrowers, no Default or Event of Default has arisen or will arise as a result of such loss, damage, injury, condemnation, taking, replacement, repair or rebuilding; and (z) if the amount of net proceeds or awards in all such cases exceeds $1,000,000 in the aggregate from the Initial Closing Date to the Final Maturity Date, the Borrowers shall have obtained the written consent of the Agent to such election.

               (iii) In the event of an election under clause (ii) above, pending application of the net proceeds or award to the required replacement, repairs, restoration or rebuilding, the Parent or such subsidiary shall not later than the time at which prepayment would have been, in the absence of such election, required under clause (i) above, apply such net proceeds or award to the prepayment of the outstanding principal balance, if any, of the Revolving Loans (not in permanent reduction of the Revolving Commitment), and deposit (the "Special Deposit") with the Agent, the balance, if any, of such net proceeds or award remaining after such application, pursuant to agreements in form, scope and substance reasonably satisfactory to the Agent. The Special Deposit, together with all earnings on such Special Deposit, shall be available to the Parent and its subsidiaries solely for the replacement, repair, rebuilding or restoration of the tangible property suffering the injury, loss, damage, condemnation or taking by eminent domain in respect of which such prepayment and Special Deposit were made or to such other purpose as to which the Agent may consent in writing; provided, however, that at such time as a Default or Event of Default shall occur, the balance of the Special Deposit and earnings thereon may be applied by the Agent to repay the Obligations in such order as the Agent shall elect. The Agent shall be entitled to require proof, as a condition to the making of any withdrawal from the Special Deposit, that the proceeds of such withdrawal are being applied for the purposes permitted hereunder.

               (iv) Notwithstanding anything to the contrary in this paragraph (e), promptly upon the receipt by the Agent or the Parent or any of its subsidiaries of any net proceeds of any insurance referred to in
Section 6.03 hereof, there shall become due and payable a prepayment of principal in respect of the Obligations in an amount equal to 100% of such net proceeds.

          (f) All prepayments made pursuant to the foregoing clause (e)(iv) shall be applied in the manner set forth in paragraph (g) below.

          (g) When making a prepayment, whether mandatory or otherwise, pursuant to paragraph (a), (b), (c), (d), (e) or (f) above, the Borrowers shall furnish to the Agent, not later than 11:00 a.m. (New York City time)
(i) one (1) Business Day prior to the date of such prepayment of Base Rate Loans and (ii) five (5) Business Days prior to the date of such prepayment of Eurodollar Loans, written, telex or facsimile notice (promptly confirmed in writing) of prepayment which shall specify the prepayment date and the principal amount of each Loan (or portion thereof) to be prepaid, which notice shall be irrevocable and shall commit the Borrowers to prepay such Loan by the amount stated therein on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment. Prepayments made pursuant to paragraph (d) (other than paragraph (d)(i)) or (e)(i)(x) above shall be applied to the repayment of the Stock Redemption Loans, with any excess to be applied to the repayment of the Term Loan and any further excess to be applied to the repayment of the Revolving Loans (with respect to the Term Loan and the Stock Redemption Loans, such payment being applied to installments in inverse order of maturity (in the case of prepayments of less than $1,000,000 or, if such prepayment is equal to or greater than $1,000,000, then pro rata to each installment of the Loan being repaid). Payments made pursuant to paragraph (d)(i) and/or paragraph (e)(i)(y) above shall be applied as a prepayment of the Revolving Loans. Notwithstanding the terms of this clause (g), if at the time of the making of any prepayment described in this Section 2.09, a Default or an Event of Default is in existence and is continuing and there are undrawn Letters of Credit outstanding, then in the discretion of the Agent, all or a portion of any such prepayment (not to exceed an amount equal to the aggregate undrawn amount of all such outstanding Letters of Credit) shall be deposited in a cash collateral account to be held by the Agent for the benefit of the Lenders for application by the Agent to the payment of any drawing made under any such Letters of Credit (the foregoing requirement to be in addition to any other cash collateral requirements under this Agreement); and, provided, further, that any prepayments of Loans required by this Section 2.09 shall be applied to outstanding Base Rate Loans of such type up to the full amount of such Base Rate Loans before they are applied to outstanding Eurodollar Loans of such type; provided, however, that the Borrowers shall not be required to make any prepayment of any Eurodollar Loan pursuant to this
Section 2.09 until the last day of the Interest Period with respect thereto so long as an amount equal to such prepayment is deposited by the Borrowers in a cash collateral account with the Agent or a depository institution acceptable to Agent to be held in such account on terms satisfactory to the Agent.

          (h)  All prepayments under this Section 2.09 shall be subject to
Section 2.12 hereof.

          (i) Except as otherwise expressly provided in this Section 2.09, payments with respect to any paragraph of this Section 2.09 are in addition to payments made or required to be made under any other paragraph of this
Section 2.09.

          (j) All fees payable under or in connection with this Agreement shall be fully earned upon the earlier of accrual and payment and shall be nonrefundable in all circumstances.

          SECTION 2.10.  Reserve Requirements; Change in Circumstances.
(a) Notwithstanding any other provision herein, if after the date of this Agreement (or in the case of any assignee of any Lender, the date such assignee becomes a Lender hereunder) any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) shall (i) subject the Agent or any Lender (which shall for the purpose of this Section 2.10 include any assignee or lending office or branch of the Agent or any Lender) to any tax with respect to any amount paid or to be paid by either the Agent or any Lender with respect to any Eurodollar Loans made by a Lender to a Borrower (other than (x) taxes imposed on the overall net income of the Agent or such Lender and (y) franchise taxes imposed on the Agent or such Lender, in either case by the jurisdiction in which such Lender or the Agent has its principal office or its lending office with respect to such Eurodollar Loan or any political subdivision or taxing authority of either thereof); (ii) change the basis of taxation of payments to any Lender or the Agent of the principal of or interest on any Eurodollar Loan or any other fees or amounts payable hereunder (other than taxes imposed on the overall net income of such Lender or the Agent by the jurisdiction in which such Lender or the Agent has its principal office or by any political subdivision or taxing authority therein); (iii) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or loans or loan commitments extended by, such Lender; or (iv) impose on any Lender or the London interbank market any other condition affecting this Agreement or Eurodollar Loans made by such Lender; and the result of any of the foregoing shall be to increase the cost to any such Lender of making or maintaining any Eurodollar Loan, or to reduce the amount of any payment (whether of principal, interest or otherwise) receivable by such Lender or to require such Lender to make any payment in respect of any Eurodollar Loan, then the Borrowers shall pay to such Lender or the Agent, as the case may be, upon such Lender's or the Agent's demand, such additional amount or amounts as will compensate such Lender or the Agent for such additional costs or reduction. The Agent and each Lender agree to give notice to the Borrowers of any such change in law, regulation, interpretation or administration with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Transactions and, at the request of the Borrowers, shall set out in reasonable detail the calculations used in determining such additional amounts. Notwithstanding anything contained herein to the contrary, nothing in clause (i) or (ii) of this
Section 2.10(a) shall be deemed to (x) permit the Agent or any Lender to recover any amount thereunder which would not be recoverable under
Section 2.13 hereof or (y) require the Borrowers to make any payment of any amount to the extent that such payment would duplicate any payment made by the Borrowers pursuant to Section 2.13 hereof.

          Notwithstanding any other provision of this Section 2.10, no Lender shall demand any payment referred to above if it shall not at the time be the general policy or practice of such Lender to demand such compensation in substantially similar circumstances under substantially comparable provisions of other credit agreements.

          (b) If at any time and from time to time after the date of this Agreement, any Lender shall determine that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change in any applicable law, rule, regulation or guideline regarding capital adequacy, or any change in the interpretation or administration of any thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Lender (or its lending office or an affiliate) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or will have the effect of reducing the rate of return on such Lender's or its affiliate's capital as a consequence of such Lender's obligations hereunder to a level below that which such Lender or affiliate could have achieved but for such adoption, change or compliance (taking into consideration such Lender's or its affiliate's policies with respect to capital adequacy), then from time to time the Borrowers shall pay to such Lender such additional amount or amounts as will compensate such Lender or its affiliate for such reduction. Each Lender agrees to give notice to the Borrowers of any adoption of, change in, or change in interpretation or administration of, any such law, rule, regulation or guideline with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Transactions.

          (c) A statement of any Lender or the Agent setting forth such amount or amounts, supported by calculations in reasonable detail, as shall be necessary to compensate such Lender or its affiliate (or the Agent) as specified in paragraph (a) and (b) above shall be delivered to the Borrowers and shall be conclusive absent manifest error. The Borrowers shall pay each Lender or the Agent the amount shown as due on any such statement within ten
(10) days after its receipt of the same.

          (d) Failure on the part of any Lender or the Agent to demand compensation for any increased costs, reduction in amounts received or receivable or reduction in the rate of return earned on such Lender's or its affiliate's capital, shall not constitute a waiver of such Lender's or the Agent's rights to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in rate of return in such Interest Period or in any other Interest Period. The protection under this
Section 2.10 shall be available to each Lender and the Agent regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender or the Agent for compensation.

          SECTION 2.10A Change in Legality; Eurodollar Availability. (a) Notwithstanding anything to the contrary herein contained, if any change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations to make Eurodollar Loans as contemplated hereby, then, by written notice to Borrowers and to the Agent, such Lender may:

         (i) declare that Eurodollar Loans will not thereafter be made by such Lender hereunder, whereupon the Borrowers shall be prohibited from requesting Eurodollar Loans from such Lender hereunder unless such declaration is subsequently withdrawn; and

         (ii) require that all outstanding Eurodollar Loans made by it be converted to Base Rate Loans, in which event (A) all such Eurodollar Loans shall be automatically converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below and (B) all payments of principal which would otherwise have been applied to repay the converted Eurodollar Loans shall instead be applied to repay the Base Rate Loans resulting from the conversion of such Eurodollar Loans.

          (b) For purposes of Section 2.10A(a) hereof, a notice to the Borrowers by any Lender shall be effective, if lawful, on the last day of the then current Interest Period or, if there are then two or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective with respect to the Borrowers on the date of receipt by the Borrowers.

          (c)  In the event, and on each occasion, that on the day two
(2) Business Days prior to the commencement of any Interest Period for a Eurodollar Loan the Agent shall have determined that dollar deposits in the amount of each Eurodollar Loan are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not reflect adequately and fairly the cost to one or more Lenders of making or maintaining such Eurodollar Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted LIBO Rate, the Agent shall as soon as practicable thereafter give written notice (or facsimile notice promptly confirmed in writing) of such determination to the Borrowers and the Lenders, and any request by any Borrower for the making of a Eurodollar Loan pursuant to Section 2.03 hereof or conversion or continuation of any Loan into a Eurodollar Loan pursuant to Section 2.02 hereof shall, until the circumstances giving rise to such notice no longer exist, be deemed to be a request for a Base Rate Loan. Each determination by the Agent made hereunder shall be conclusive absent manifest error.

          Notwithstanding any other provisions of this Section 2.10A, no Lender shall apply or request that the Agent apply the provisions of subsection (b) of this Section 2.10A with respect to the Borrower if it shall not at the time be the general policy or practice of such Lender to apply the provisions of subsection (c) of this Section 2.10A to other borrowers in substantially similar circumstances under substantially comparable provisions of other credit agreements.

          SECTION 2.10B Indemnity. Each Borrower shall indemnify each Lender against any loss (including, without limitation, loss of anticipated profits) or expense (including, but not limited to, any loss or expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain any Loan or part thereof as a Eurodollar Loan) which such Lender may sustain or incur as a consequence of the following events (regardless of whether such events occur as a result of the occurrence of an Event of Default or the exercise of any right or remedy of the Agent or the Lenders under this Agreement or any other agreement, or at law): any failure of any Borrower to fulfill on the date of any borrowing of a Eurodollar Loan hereunder (including, without limitation, any conversion to or continuation of a Eurodollar Loan or portion thereof) the applicable conditions set forth in Article V hereof applicable to it; any failure of any Borrower to borrow a Eurodollar Loan hereunder (including, without limitation, to convert to or continue a Eurodollar Loan) after irrevocable notice of borrowing pursuant to Section 2.03 hereof has been given; any payment, prepayment or conversion of principal on a Eurodollar Loan on a date other than the last day of the relevant Interest Period; any default in payment or prepayment of the principal amount of any Eurodollar Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise); or the occurrence of an Event of Default. Such loss or expense shall include, without limitation, an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the principal amount so paid, prepaid or converted or not borrowed for the period from the date of such payment, prepayment or conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure to borrow), at the applicable rate of interest for such Loan provided for herein over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid or converted or not borrowed in United States Treasury obligations with comparable maturities for comparable periods. Any such Lender shall provide to the Borrowers a statement, signed by an officer of such Lender, explaining any loss or expense and setting forth, if applicable, the computation pursuant to the preceding sentence, and such statement shall be conclusive absent manifest error. The Borrowers shall pay such Lender the amount shown as due on any such statement within three (3) Business Days after the receipt of the same.

          SECTION 2.11. Pro Rata Treatment. Except as otherwise provided hereunder and subject to the provisions of Sections 2.15 and 2.16 hereof, each borrowing, each payment or prepayment of principal of the Notes, each payment of interest on the Notes, each payment of any fee or other amount payable hereunder and each reduction of the Total Revolving Commitment and/or the Total Stock Redemption Facility Commitment shall be made pro rata among the Lenders in the proportions that their Commitments bear to the Total Commitment.

          SECTION 2.12. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against the Parent or any of its subsidiaries, including, but not limited to, a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of a Note held by it as a result of which the unpaid principal portion of the Notes held by it shall be proportionately less than the unpaid principal portion of the Notes held by any other Lender, it shall be deemed to have simultaneously purchased from such other Lender a participation in the Notes held by such other Lender, so that the aggregate unpaid principal amount of the Notes and participations in Notes held by it shall be in the same proportion to the aggregate unpaid principal amount of all Notes then outstanding as the principal amount of the Notes held by it prior to such exercise of banker's lien, setoff or counterclaim was to the principal amount of all Notes outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section 2.12 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustments restored without interest. The Parent and its subsidiaries expressly consent to the foregoing arrangements and agree that any Lender holding a participation in a Note deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing to such Lender as fully as if such Lender held a Note in the amount of such participation.

          SECTION 2.13. Taxes. (a) Any and all payments by the Parent, the Borrowers and/or Guarantors hereunder shall be made, in accordance with Sec-tion 2.14 hereof, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings in any such case imposed by the United States or any political subdivision thereof, provided that the following taxes may be deducted:

               (i) in the case of the Agent and each Lender, taxes imposed or based on its net income, and franchise or capital taxes imposed on it, (A) if the Agent or such Lender is organized under the laws of the United States or any political subdivision thereof and (B) if the Agent or such Lender is not organized under the laws of the United States or any political subdivision thereof, and its principal office or Domestic Lending Office is located in the United States, and in the case of both (A) and (B), withholding taxes payable with respect to payments to the Agent or such Lender at its principal office or Applicable Lending Office under laws (including, without limitation, any treaty, ruling, determination or regulation) in effect on the date hereof, but not any increase in withholding tax resulting from any subsequent change in such laws (other than withholding with respect to taxes imposed or based on its net income or with respect to franchise or capital taxes), and

              (ii) taxes (including withholding taxes) imposed by reason of the failure or inability of the Agent or any Lender, in either case that is organized outside the United States, to comply with Section 2.13(f) hereof (or the inaccuracy at any time of the certificates, documents and other evidence delivered thereunder)

(all such nondeducted taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Parent, the Borrowers or any Guarantor shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders or the Agent, (x) the sum payable shall be increased by the amount necessary so that after making all required deductions (including without limitation deductions applicable to additional sums payable under this Section 2.13) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (y) the Parent, the Borrowers and/or such Guarantor shall make such deductions and (z) the Parent, the Borrowers and/or such Guarantor shall pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

          (b) In addition, the Parent, each Borrower and each Guarantor agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement (hereinafter referred to as "Other Taxes").

          (c) The Borrowers will indemnify each Lender and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction (except as specified in clauses
(a)(i) and (ii)) on amounts payable under this Section 2.13) paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor. If any Lender receives a refund in respect of any Taxes or Other Taxes for which such Lender has received payment from the Borrowers hereunder, such Lender shall promptly notify the Borrowers of such refund and such Lender shall, within 30 days of receipt of a request by the Borrowers, repay such refund to the Borrowers (or if there shall at such time be continuing a Default or Event of Default, pay same to the Agent to be applied to the Obligations in such order and manner as the Agent shall choose in its discretion), provided that the Borrowers, upon the request of such Lender, agree to return such refund (whether returned to the Borrowers or applied to the Obligations) (plus any penalties, interest or other charges) to such Lender in the event such Lender is required to repay such refund.

          (d) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Parent, the Borrowers, or any Guarantor in respect of any payment to any Lender, the Borrowers will furnish to the Agent, at its address referred to in Section 11.01 hereof, such certificates, receipts and other documents as may be reasonably required to evidence payment thereof.

          (e) Without prejudice to the survival of any other agreement hereunder, the agreements and obligations contained in this Section 2.13 shall survive the payment in full of principal and interest hereunder.

          (f) Each Lender that is organized outside of the United States shall deliver to the Borrowers on the date hereof (or, in the case of an assignee, on the date of the assignment) and from time to time as required for renewal under applicable law duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or any successor or additional forms as the Borrower may reasonably request), as appropriate, indicating in each case that such Lender is entitled to receive payments under this Agreement without any deduction or withholding of any United States federal income taxes. The Agent (if the Agent is an entity organized outside the United States) and each Lender that is organized outside the United States shall promptly notify the Borrowers and the Agent of any change in its Applicable Lending Office and upon written request of the Borrowers such Lender shall, prior to the immediately following due date of any payment by the Borrowers hereunder, deliver to the Borrowers (with copies to the Agent), such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including without limitation Internal Revenue Service Form 4224, Form 1001 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-4(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Lender establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Lender of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. The Borrowers shall be entitled to rely on such forms in their possession until receipt of any revised or successor form pursuant to this Section 2.13(f). If the Agent or a Lender fails to provide a certificate, document or other evidence required pursuant to this Sec-tion 2.13(f), then (i) the Borrowers shall be entitled to deduct or withhold on payments to the Agent or such Lender as a result of such failure, as required by law, and (ii) the Borrowers shall not be required to make payments of additional amounts with respect to such withheld Taxes pursuant to clause (x) of Section 2.13(a) to the extent such withholding is required by reason of the failure of the Agent or such Lender to provide the necessary certificate, document or other evidence.

          SECTION 2.14. Payments and Computations. The Borrowers shall make each payment hereunder and under any instrument delivered hereunder not later than 12:00 noon (New York City time) on the day when due in lawful money of the United States (in freely transferable dollars) to the Agent at its offices at 500 West Monroe Street, Chicago, Illinois 60661 for the account of the Lenders, in immediately available funds. The Agent may charge, when due and payable, the Borrowers' loan account with the Agent for all interest, principal and fees owing to the Agent, the Lenders or Heller on or with respect to this Agreement and/or the Loans and Letters of Credit and other Loan Documents.

          SECTION 2.15. Settlement Among Lenders. (a) The Agent shall pay to each Lender not later than one (1) Business Day after each Interest Payment Date, its ratable portion, based on the principal amount of the Loans owing to such Lender, of all interest payments and any other fees received by the Agent hereunder in respect of the Loans, net of any amounts payable by such Lender to the Agent, by wire transfer.

          (b) It is agreed that each Lender's Revolving Loans are intended by the Lenders to be equal at all times to such Lender's ratable portion (as determined in accordance with the percentage amounts set forth in Sched-ule 2.01(a) hereto) of the aggregate principal amount of all Revolving Loans outstanding. Notwithstanding such agreement, the Lenders agree that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them shall, subject to the provisions of clause (d) below, take place on a periodic basis in accordance with the provisions of clause (c) below.

          (c) (i) To the extent and in the manner hereinafter provided in this Section 2.15, settlement among the Lenders as to Revolving Loans shall occur periodically on Settlement Dates determined from time to time by the Agent, which may occur before or after the occurrence or during the continuance of a Default or Event of Default and whether or not all of the conditions to the making of Revolving Loans set forth in Section 5.01 have been met. On each Settlement Date, payments shall be made to the Agent for the account of the Lenders in the manner provided in this Section 2.15 in accordance with the Settlement Report delivered by the Agent pursuant to the provisions of this Section 2.15 in respect of such Settlement Date so that as of each Settlement Date, and after giving effect to the transactions on such Settlement Date, each Lender's Revolving Loans shall equal such Lender's ratable portion of the Revolving Loans outstanding as determined in accordance with the percentage amounts set forth in Schedule 2.01(a) hereto.

              (ii) The Agent shall designate periodic Settlement Dates which may occur on any Business Day after the Initial Closing Date; provided, however, that Settlement Dates shall occur on the closest Business Day to the 10th and 25th day of each month or more frequently as determined by the Agent in its discretion (including, without limitation, under clause (d)(i) hereof). The Agent shall designate a Settlement Date by delivering to each Lender a Settlement Report not later than 10:00 a.m. (New York City time) on the proposed Settlement Date, which Settlement Report shall be with respect to the period beginning on the next preceding Settlement Date and ending on such designated Settlement Date.

             (iii) Between Settlement Dates, the Agent shall request and Heller as a Lender shall, subject to the provisions of clause (d) below, advance to the Borrowers out of Heller's own funds, the entire principal amount of any Revolving Loan requested or deemed requested pursuant to
Section 2.03 (any such Revolving Loan being referred to as a "Non-Ratable Loan"). The making of each Non-Ratable Loan by Heller shall be deemed to be a purchase by Heller of a 100% participation in each other Lender's ratable portion of the amount of such Non-Ratable Loan. All payments of principal, interest and any other amount with respect to such Non-Ratable Loan shall be payable to and received by the Agent for the account of Heller. Any payments received by the Agent between Settlement Dates which in accordance with the terms of this Agreement are to be applied to the reduction of the outstanding principal balance of Revolving Loans, shall be paid over to and retained by Heller for such application, and such payment to and retention by Heller shall be deemed, to the extent of each other Lender's ratable portion of such payment, to be a purchase by each such other Lender of a participation in the Revolving Loans (including the repurchase of participations in Non-Ratable Loans) held by Heller immediately prior to the receipt and application of such payment.

              (iv) If on any Settlement Date the decrease, if any, in the dollar amount of any Lender's Revolving Loans which is required to comply with the first sentence of Section 2.15(b) is more than such Lender's ratable portion of amounts received by the Agent and paid only to Heller since the next preceding Settlement Date, such Lender and the Agent, in their respective records, shall apply such Lender's ratable portion of such amounts to the decrease in such Lender's Revolving Loans, and Heller shall pay to the Agent, for the account of such Lender, the excess.

               (v) If on any Settlement Date the increase, if any, in the dollar amount of any Lender's Revolving Loans which is required to comply with the first sentence of Section 2.15(b) exceeds such Lender's ratable portion of amounts received by the Agent and paid only to Heller since the next preceding Settlement Date, such Lender and the Agent, in their respective records, shall apply such Lender's ratable portion of such amounts to the increase in such Lender's Loans, and such Lender shall pay to the Agent, for the account of Heller, the excess.

              (vi) If a Settlement Report indicates that no Revolving Loans have been made during the period since the next preceding Settlement Date, then such Lender's ratable portion of any amounts received by the Agent but paid only to Heller shall be paid by Heller to the Agent, for the account of such Lender. If a Settlement Report indicates that the increase in the dollar amount of a Lender's Revolving Loans which is required to comply with the first sentence of Section 2.15(b) is exactly equal to such Lender's ratable portion of amounts received by the Agent but paid only to Heller since the next preceding Settlement Date, such Lender and the Agent, in their respective records, shall apply such Lender's ratable portion of such amounts to the increase in such Lender's Revolving Loans.

             (vii) If any amounts received by Heller in respect of the Obligations are later required to be returned or repaid by Heller to the Borrowers or any other obligor or their respective representatives or successors in interest, whether by court order, settlement or otherwise, and such amounts repaid or returned by Heller are in excess of Heller's ratable portion of all such amounts required to be returned by all Lenders, each other Lender shall, upon demand by Heller with notice to the Agent, pay to the Agent for the account of Heller, an amount equal to the excess of such Lender's ratable portion of all such amounts required to be returned by all Lenders over the amount, if any, returned directly by such Lender.

            (viii) (x) Payment by any Lender to the Agent shall be made not later than 1:00 p.m. (New York City time) on the Business Day such payment is due, provided that if such payment is due on written demand by another Lender, including pursuant to clause (d) below, such written demand shall be made on the paying Lender not later than 10:00 a.m. (New York City time) on such Business Day. Payment by the Agent to any Lender shall be made by wire transfer, promptly following the Agent's receipt of funds for the account of such Lender and in the type of funds received by the Agent, provided that if the Agent receives such funds at or prior to 12:00 noon (New York City time), the Agent shall pay such funds to such Lender by 3:00 p.m. (New York City time) on such Business Day. If a demand for payment is made after the applicable time set forth above, the payment due shall be made by 3:00 p.m. (New York City time) on the first Business Day following the date of such demand.

          (y) If a Lender shall, at any time, fail to make any payment to the Agent required hereunder, the Agent may, but shall not be required to, retain payments that would otherwise be made to such Lender hereunder and apply such payments to such Lender's defaulted obligations hereunder, at such time, and in such order, as the Agent may elect in its sole discretion.

          (z) With respect to the payment of any funds under this Section 2.15(c), whether from the Agent to a Lender or from a Lender to the Agent, the party failing to make full payment when due pursuant to the terms hereof shall, upon written demand by the other party, pay such amount together with interest on such amount at the Federal Funds Effective Rate.

          (d) (i) The Agent shall have the right at any time to require, by notice to each Lender, that all settlements in respect of advances and repayments of Revolving Loans be made on a daily basis. From and after the giving of such notice (and until such time, if any, as the Agent notifies the Lenders of its determination to return to a periodic settlement basis), each Lender shall pay to the Agent such Lender's ratable portion of the amount of each Revolving Loan on the date such Revolving Loan is made in accordance with the provisions of clause (c)(viii) above and the Agent shall pay to each Lender by wire transfer by 5:00 p.m. (New York City time) funds received before 1:00 p.m. (New York City time) on such Business Day by the Agent from the Borrowers and by 3:00 p.m. (New York City time) funds received after 1:00 p.m. (New York City time) of the preceding Business Day by the Agent from the Borrowers, by wire transfer, such Lender's ratable portion of the net amount of all payments received by the Agent hereunder in respect of the principal of the Revolving Loans (after deducting the principal amount of Revolving Loans made on such day) or in respect of interest on the Revolving Loans.
Any amount payable pursuant to this subsection which is not paid when due shall bear interest, payable by the Agent, for each day until paid in full at the Federal Funds Effective Rate in effect on such day.

             (ii) In addition to, and without limiting the right of the Agent to require daily settlement pursuant to clause (i), upon written demand by Heller with notice thereof to the Agent, each other Lender shall pay to the Agent, for the account of Heller, as the repurchase of Heller's participation interest in such Lender's Loans, an amount equal to 100% of such Lender's ratable portion of the unpaid principal amount of all Non-Ratable
Loans. Payments made pursuant to this clause (ii) shall be made not later than 5:00 p.m. (New York City time) on any Business Day if demand for such payment is received by such Lender not later than 10:00 a.m. (New York City time) on such Business Day; otherwise, any such payment shall be made on the next Business Day after demand is received therefor.

          SECTION 2.16. Making of Revolving Loans. (a) Unless the Agent has been notified in writing to the contrary before 1:00 p.m. New York City time on the date of any borrowing, the Agent may assume that each Lender will make its ratable portion of any amount to be borrowed available to the Agent in accordance with Section 2.02(b) hereof, and the Agent may in its discretion, in reliance upon such assumption, make available to the Borrowers on such date a corresponding amount. If and to the extent such Lender shall not make such ratable portion available to the Agent, such Lender and the Borrowers severally agree to repay to the Agent forthwith on demand such corresponding amount, together with interest thereon for each day from the date such amount is made available to the Borrowers until the date such amount is repaid to the Agent, as to the Borrowers, at the rate of interest applicable to Loans hereunder, and as to such other Lender, at the Federal Funds Effective Rate and until so repaid such amount shall be deemed to constitute a Revolving Loan by the Agent to the Borrowers hereunder entitled to the benefits of the Collateral and the other provisions hereof applicable to the Revolving Loans. If such Lender shall repay to the Agent such corresponding amount, the amount so repaid shall constitute such Lender's ratable portion of the Revolving Loans made on such borrowing date for purposes of this Agreement. No Lender shall be responsible for the failure of any other Lender to make its ratable portion of such Revolving Loans available on the borrowing date.

          (b) Without limiting the generality of Article IX, each Lender expressly authorizes the Agent to determine on behalf of such Lender
(i) whether to make Revolving Loans requested or deemed requested by the Borrowers on any borrowing date (unless the Agent has been notified in writing to the contrary before 1:00 p.m. New York time on such borrowing date), (ii) the creation of any reserves against the Borrowing Base,
(iii) any reduction of advance rates applicable to the Borrowing Base,
(iv) any increase of advance rates applicable to the Borrowing Base (provided, however, that any such increase shall not result in the principal amount of Revolving Loans exceeding, prior to a Default or an Event of Default, an amount which is $1,000,000 in excess of the amount set forth in
Section 2.01(a)(i)(1)(B) minus the Letter of Credit Usage and the reserves described in Section 2.01(a)(i)(3) but not in excess of the Total Revolving Commitment (it being understood that any such excess Revolving Loans shall be payable upon demand of the Agent) and (v) whether specific items of inventory constitute "Eligible Inventory" in accordance with the definition of such term set forth in Article I. The Agent shall give prompt notice to the Lenders of any determinations made pursuant to clause (ii), (iii) or
(iv) above. Nothing contained in this Section 2.16(b) shall create any rights in favor of the Borrower, the Parent, any Guarantor or any person other than the Agent, and the terms of this Section 2.16(b) may be amended by the Agent without the consent of the Borrower, the Parent or any Guarantor.

          SECTION 2.17. Joint and Several Borrowers. The parties hereto agree and confirm that the obligations of the Borrowers under and/or in connection with this Agreement and the other Loan Documents (including, without limitation, with respect to payments of principal, interest, fees and all other amounts with respect to the Loans) are the joint and several undertaking of each Borrower.

          SECTION 2.18. Individual Borrowing and Letter of Credit Limit. Notwithstanding any provision in this Agreement to the contrary, no Borrower shall be entitled to request Revolving Loans, receive Revolving Loan advances or request the issuance of Letters of Credit unless (i) the Borrowing Base (calculated for the purposes of this Section 2.18 using only Inventory owned by such Borrower (and not any other Borrower)) minus (ii) all Revolving Loans and Letters of Credit previously made to or on behalf of such Borrower and not repaid, shall be greater than the aggregate amount of Revolving Loans and Letters of Credit requested by such Borrower. All borrowing base and other collateral reporting material described in Section 6.05(g) and/or Section 6.05(h) of this Agreement shall be presented on a Borrower by Borrower basis in a manner consistent with this Section 2.18. Nothing contained in this Section 2.18 shall permit Revolving Loans to be made or Letters of Credit to be issued unless the Borrowers are in compliance with the other provisions of this Agreement (including, without limitation, Section 2.01(a)).


IIA. LETTERS OF CREDIT

          SECTION 2A.01. Issuance of Letters of Credit. Upon the request of the Borrowers, and subject to the conditions set forth in Article V hereof and such other conditions to the opening of Letters of Credit as Heller requires of its customers generally, the Agent shall cause Heller from time to time to open standby letters of credit (each, a "Letter of Credit") for the account of the Borrowers, provided that the Letter of Credit Usage shall not at any time exceed $4,500,000 and provided, further, that the face amount of any Letter of Credit that the Borrowers may request to be opened at any time shall not exceed an amount equal to (A) the lesser of (i) the Total Revolving Commitment at such time and (ii) the Borrowing Base at such time minus (B) the sum of (i) the unpaid principal amount of all Revolving Loans outstanding at such time, (ii) the Letter of Credit Usage at such time and (iii) the reserves then in effect under Section 2.01 hereof. The issuance of each Letter of Credit shall be made on at least four Business Days' prior written notice from the Borrowers to the Agent, at its Domestic Lending Office, which written notice shall be an application for a Letter of Credit on Heller's customary form. The expiration date of any Letter of Credit shall not be later than 365 days from the date of issuance thereof and, in any event, no Letter of Credit shall have an expiration date later than the Termination Date. The Letters of Credit shall be issued with respect of transactions occurring in the ordinary course of business of the Borrowers.

        SECTION 2A.02. Payment; Reimbursement. Upon the issuance of any Letter of Credit, the Agent shall notify each Lender of the principal amount, the number, and the expiration date thereof and the amount of such Lender's participation therein. By the issuance of a Letter of Credit hereunder and without further action on the part of the Agent, Heller or the Lenders, each Lender hereby accepts from Heller a participation (which participation shall be nonrecourse to Heller) in such Letter of Credit equal to such Lender's pro rata (based on its Revolving Commitment) share of such Letter of Credit, effective upon the issuance of such Letter of Credit. Each Lender hereby absolutely and unconditionally assumes, as primary obligor and not as a surety, and agrees to pay and discharge, and to indemnify and hold Heller harmless from liability in respect of, such Lender's pro rata share of the amount of any drawing under a Letter of Credit. Each Lender acknowledges and agrees that its obligation to acquire participations in each Letter of Credit issued by Heller and its obligation to make the payments specified herein, and the right of Heller to receive the same, in the manner specified herein, are absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the occurrence and continuance of a Default or an Event of Default hereunder, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. The Agent and/or Heller shall review, on behalf of the Lenders, each draft and any accompanying documents presented under a Letter of Credit and shall notify each Lender of any such presentment. Promptly after the Agent and/or Heller shall have ascertained that any draft and any accompanying documents presented under such Letter of Credit appear on their face to be in substantial conformity with the terms and conditions of the Letter of Credit, the Agent shall give telephonic or facsimile notice to the Lenders and the Borrowers of the receipt and amount of such draft and the date on which payment thereon will be made, and the Lenders shall, by 11:00 a.m., New York City time on the date such payment is to be made, pay the amounts required to the Agent on behalf of Heller in New York, New York in immediately available funds, and Heller, not later than 3:00 p.m. on such day, shall make the appropriate payment to the beneficiary of such Letter of Credit. If Heller shall pay any draft presented under a Letter of Credit, then the Agent and/or Heller, on behalf of the Lenders, shall charge the general deposit account of the Borrowers with the Agent and/or Heller, as the case may be, for the amount thereof, together with the Agent's or Heller's customary overdraft fee in the event the funds available in such account shall not be sufficient to reimburse the Lenders for such payment and the Borrowers shall not otherwise have discharged such reimbursement obligation by 11:00 a.m., New York City time, on the date of such payment. If the Lenders have not been reimbursed with respect to such drawing as provided above, the Borrowers shall pay to the Agent, for the account of the Lenders, the amount of the drawing together with interest on such amount at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Prime Rate plus 4%, payable on demand. The obligation of the Borrowers under this
Section 2A.02 to reimburse the Lenders and Heller for all drawings under Letters of Credit shall be absolute, unconditional and irrevocable and shall be satisfied strictly in accordance with their terms, irrespective of:

        (a) any lack of validity or enforceability of any Letter of Credit;

        (b) the existence of any claim, setoff, defense or other right which any Borrower or any other person may at any time have against the beneficiary under any Letter of Credit, the Agent, Heller or any Lender (other than the defense of payment in accordance with the terms of this Agreement) or any other person in connection with this Agreement or any other transaction;

        (c) any draft or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

        (d) payment by the Agent, Heller or any Lender under any Letter of Credit against presentation of a draft or other document which does not comply with the terms of such Letter of Credit; and

        (e) any other circumstance or event whatsoever, whether or not similar to any of the foregoing.

        It is understood that in making any payment under any Letter of Credit (x) the Agent's, Heller's and any Lender's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including, without limitation, reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (y) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, not be deemed willful misconduct or bad faith of the Agent, Heller or any Lender.

        SECTION 2A.03. Heller's Actions. Any Letter of Credit may, in the discretion of Heller or its correspondents, be interpreted by them (to the extent not inconsistent with such Letter of Credit) in accordance with the Uniform Customs and Practice for Documentary Credits of the International Chamber of Commerce, as adopted or amended from time to time, or any other rules, regulations and customs prevailing at the place where any Letter of Credit is available or the drafts are drawn or negotiated. Heller and its correspondents may accept and act upon the name, signature, or act of any party purporting to be the executor, administrator, receiver, trustee in bankruptcy, or other legal representative of any party designated in any Letter of Credit in the place of the name, signature, or act of such party.

        SECTION 2A.04.  Payments in Respect of Increased Costs.
(a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) or any change in generally accepted accounting principles or regulatory accounting principles applicable to the Agent, Heller or any Lender shall (i) impose, modify or make applicable to the Agent, Heller or any Lender any reserve, special deposit or similar requirement with respect to its obligations under this Article IIA or any Letter of Credit, (ii) impose on the Agent, Heller or any Lender any other condition with respect to its obligations under this Article IIA or any Letter of Credit, or (iii) subject the Agent, Heller or any Lender to any tax (other than (x) taxes imposed on the overall net income of the Agent, Heller or such Lender and (y) franchise taxes imposed on the Agent, Heller or such Lender, in either case by the jurisdiction in which the Agent, Heller or such Lender, as appropriate, has its principal office or lending office or any political subdivision or taxing authority of any such jurisdiction), charge, fee, deduction or withholding of any kind whatsoever, and the result of any of the foregoing shall be to increase the cost to the Agent, Heller or such Lender of maintaining such Letter of Credit or making any payment under such Letter of Credit or this
Article IIA or to reduce the amount of principal, interest or any fee or compensation receivable by the Agent, Heller or such Lender in respect of this Article IIA or such Letter of Credit, then such additional amount or amounts as will compensate the Agent, Heller or such Lender for such additional costs or reduction shall be paid to the Agent for its benefit or the benefit of Heller or such Lender by the Borrowers. Each Lender agrees to give notice to the Borrowers and the Agent of any such change in law, regulation, interpretation or administration with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the transactions contemplated in this Article IIA.

        (b) If, after the date of this Agreement, any Lender or Heller shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender or Heller (or its lending office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's or Heller's capital as a consequence of its obligations under this Article IIA or with respect to a Letter of Credit to a level below that which such Lender or Heller could have achieved but for such adoption, change or compliance (taking into consideration such Lender's and Heller's policies with respect to capital adequacy) then from time to time, the Borrowers shall pay to such Lender or the Agent on behalf of Heller such additional amount or amounts as will compensate Heller or such Lender for such reduction. Each Lender agrees to give notice to the Borrowers and the Agent of any adoption of, change in, or change in interpretation or administration of, any such law, rule, regulation or guideline with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the transactions contemplated hereby.

        (c) A certificate of the Agent, Heller or a Lender setting forth such amount or amounts, supported by calculations in reasonable detail, as shall be necessary to compensate the Agent, Heller or such Lender, as appropriate, as specified in paragraphs (a) and (b) above shall be delivered to the Borrowers and shall be conclusive and binding upon the Borrowers absent manifest error. The Borrowers shall pay the Agent on behalf of Heller or such Lender the amount shown as due on any such certificate within five (5) Business Days after its receipt of the same.

        (d) Failure on the part of any Lender, Heller or the Agent to demand compensation for any increased costs, reduction in amounts received or receivable with respect to this Article IIA or any Letter of Credit or reduction in the rate of return earned on such Lender's or Heller's capital, in each case pursuant to paragraph (a) or (b) above, shall not constitute a waiver of the Agent's, Heller's or such Lender's rights to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in rate of return pursuant to paragraph (a) or (b) above. The protection under this Section 2A.04 shall be available to each Lender, Heller and the Agent regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender, Heller or the Agent for compensation (but if such law, regulation or other condition is finally determined to be invalid or inapplicable, the Agent on its behalf and on behalf of Heller or Lenders shall promptly refund (without interest) all amounts paid under this Section 2A.04 arising from such invalid or inapplicable law, regulation or other condition).

        SECTION 2A.05. Indemnity as to Letters of Credit. Each Borrower hereby agrees to indemnify and hold harmless the Agent, Heller and the Lenders from and against any and all claims, damages, losses, liabilities, costs or expenses whatsoever which the Agent, Heller or the Lenders may incur or suffer by reason of or in connection with the execution and delivery or assignment of, or payment under, any Letter of Credit, except only if and to the extent that any such claim, damage, loss, liability, cost or expense shall be caused by the gross negligence, willful misconduct or bad faith of the Agent, Heller or any Lender performing its obligations under this Agreement. Without limiting the foregoing, the Parent, each Borrower and each Guarantor further agrees to indemnify and hold harmless the Agent, Heller, their respective officers and directors, each person who controls the Agent or Heller within the meaning of Section 15 of the Securities Act of 1933 or any applicable state securities law and their respective successors from and against any and all claims, damages, losses, liabilities, costs or expenses, joint or several, to which they or any of them may become subject under any Federal or state securities law, rule or regulation, at common law or otherwise, insofar as such claims, damages, losses, liabilities, costs or expenses arise out of or are based upon the execution and delivery by Heller of any Letters of Credit or the execution and delivery of any other document in connection therewith (but not including any claims, damages, losses, liabilities, costs or expenses arising from the gross negligence, bad faith or willful misconduct of Heller). The Borrowers, upon demand by the Agent or Heller at any time, shall reimburse the Agent and Heller for any reasonable legal or other expenses incurred in connection with investigating or defending against any of the foregoing. The indemnities contained herein shall survive the expiration or termination of the Letters of Credit and this Agreement.

        SECTION 2A.06. Letter of Credit Fees. The Borrowers agree to pay to the Agent (a) for the ratable benefit of the Lenders, with respect to any Letter of Credit, on the last business day of each September, December, March and June and on the date of the full drawing, cancellation, termination or expiration of such Letter of Credit, a letter of credit fee for such calendar quarter or shorter period equal to two and one quarter percent (2-1/4%) per annum on the average daily undrawn amount thereof for such calendar quarter or shorter period, payable to the Agent at its Domestic Lending Office in immediately available funds and (b) for the sole benefit of Heller, with respect to any Letter of Credit, on the same dates as the Letter of Credit fee with respect to such Letter of Credit is payable under clause (a) above, a fronting fee for such calendar quarter or shorter period equal to one quarter percent (1/4%) per annum on the average daily undrawn amount thereof for such calendar quarter or shorter period, payable to the Agent on behalf of Heller at the Agent's Domestic Lending Office in immediately available funds. The foregoing fees shall be computed on the basis of the actual number of days elapsed over a year of 360 days. Additionally, the Borrowers shall pay to the Agent at its Domestic Lending Office for the sole account of Heller upon demand by the Agent or Heller all of Heller's customary fees and expenses with respect to the opening, drawing upon, extending, amending, transferring, canceling or administration of Letters of Credit from time to time in effect. The Agent shall disburse to each Lender such Lender's pro rata share of any payment of the letter of credit fees referred to in clause (a) of the first sentence of this Section 2A.06 in immediately available funds within one
(1) Business Day of the Agent's receipt of such payment.


III.  COLLATERAL SECURITY

        SECTION 3.01. Security Documents. The Obligations shall be secured by the Collateral described in the Security Documents and are entitled to the benefits thereof. The Parent shall, and shall cause the other Grantors to, duly execute and deliver the Security Documents, all consents of third parties necessary to permit the effective granting of the Liens created in such agreements, financing statements pursuant to the Uniform Commercial Code and other documents, all in form and substance satisfactory to the Agent, as may be reasonably required by the Agent to grant to the Agent for the benefit of the Secured Parties a valid, perfected and enforceable first priority Lien on and security interest in (subject only to the Liens permitted under Section 7.01 hereof) the Collateral. Without in any manner limiting the foregoing, (i) each of the Grantors hereby agrees and confirms that the Collateral includes all "investment property" of each Grantor, as such term may from time to time be used under the UCC and (ii) each Grantor hereby grants a Lien on and security interest in such investment property and all proceeds thereof (to the extent any applicable jurisdiction contemplates or permits a Lien or security interest in investment property) as security for the Obligations. The Grantors agree, at the request of the Agent, to promptly execute all documents that may be required by the Agent in order to further create and perfect such Lien and Security Interest. Notwithstanding the terms of this
Section 3.01, the foregoing grant of a Lien in "investment property" shall specifically exclude any capital stock of Wakefern Food Corp. and/or Insure-Rite, Ltd. owned by any Grantor.

        SECTION 3.02. Filing and Recording. The Parent and its subsidiaries shall, at their sole cost and expense, cause all instruments and documents given as evidence of security pursuant to this Agreement to be duly recorded and/or filed or otherwise perfected in all places necessary, in the opinion of the Agent, and take such other actions as the Agent may reasonably request, in order to perfect and protect the Liens of the Agent and the Secured Parties in the Collateral. The Parent, each Borrower and each Guarantor, to the extent permitted by law, hereby authorizes the Agent to file any financing statement in respect of any Lien created pursuant to the Security Documents which may at any time be required or which, in the opinion of the Agent, may at any time be desirable although the same may have been executed only by the Agent or, at the option of the Agent, to sign such financing statement on behalf of the Parent, any Borrower or the Guarantor, as the case may be, and file the same, and the Parent, each Borrower and each Guarantor hereby irrevocably designates the Agent, its agents, representatives and designees as its agent and attorney-in-fact for this purpose. In the event that any re-recording or refiling thereof (or the filing of any statements of continuation or assignment of any financing statement) is required to protect and preserve such Lien, each Borrower shall, at the Borrowers' cost and expense, cause the same to be recorded and/or refiled at the time and in the manner requested by the Agent.

        SECTION 3.03.  Real Property; Mortgages; Title Insurance.

        (a) In connection with the Existing Loan Agreement, the Parent and its subsidiaries had executed and delivered to the Agent mortgages or deeds of trust (each an "Original Mortgage" and collectively the "Original Mortgages") in respect of real property owned or leased by the Parent or such subsidiary, listed on Schedule 3.03 annexed hereto and made a part hereof.

        (b) To the extent requested by the Agent, the Parent and each of its subsidiaries shall duly execute and deliver to the Agent mortgages or deeds of trust with respect to additional real property owned or leased by the Parent or such subsidiary (each an "Additional Mortgage" and collectively the "Additional Mortgages") so as to create in the Agent's favor, for the benefit of the Secured Parties, upon recordation of each of the Additional Mortgages, a valid, perfected and enforceable first priority Lien (subject to Liens permitted under Section 7.01 hereof) on the real property and improvements described therein. To the extent requested by the Agent, the Parent and each of its subsidiaries shall make best efforts to deliver to the Agent consents of third parties to the Additional Mortgages, and such title searches, non-disturbance agreements, lease amendments and/or consents, landlord's waivers, estoppel certificates and waivers, as the Agent shall request (in each case, in form and substance satisfactory to the Agent). Such Additional Mortgages shall be in form and substance satisfactory to the Agent;

        (c) To the extent requested by the Agent, the Parent and each of its subsidiaries shall duly execute and deliver to the Agent amendments to the Original Mortgages (each a "Mortgage Amendment" and collectively the "Mortgage Amendments") modifying the Original Mortgages to also secure the Stock Redemption Facility so as to cause, upon recordation of the Mortgage Amendments, the Original Mortgages, as so amended by the Mortgage Amendments, to be a valid, perfected, and enforceable first priority Lien (subject to the liens under Section 7.01 hereof) securing the Loans on the real property and improvements described therein. To the extent requested by the Agent, the Parent and each of its subsidiaries shall duly execute and deliver to the Agent, consents of third parties to the Mortgage Amendments and such title searches, non-disturbance agreements and/or consents, landlord's waivers, estoppel certificates and waivers as the Agent may request (in each case, in form and substance satisfactory to the Agent).

        (d) the Parent and each of its subsidiaries shall cause the Additional Mortgages and the Mortgage Amendments to the Original Mortgages, (such mortgages as they are now and may hereafter be amended, modified, consolidated or supplemented, collectively, the "Mortgages") executed and delivered to be duly recorded in the appropriate recording office or offices and shall pay all fees and taxes payable in connection therewith.

        (e) If requested by the Agent, the Parent and each of its subsidiaries shall furnish to the Agent for the benefit of the Secured Parties, at the expense of the Parent and its subsidiaries, one or more policies of mortgagee title insurance, in form, substance and amount satisfactory to the Agent, insuring that each of the Mortgages executed and delivered by it pursuant hereto is a valid and perfected first priority Lien (except for the Liens permitted by Section 7.01) in favor of the Agent, for the benefit of the Secured Parties, on the fee or leasehold interest of the Parent or such subsidiary, in the real property and improvements described therein, and that the Parent or such subsidiary has good and marketable title thereto, issued by a title insurance company reasonably satisfactory to the Agent, together with satisfactory evidence that all title insurance premiums have been fully paid. The Parent shall furnish to the Agent certified surveys of real property and such other certificates and documents as the Agent may reasonably request and which are customary in financing of this type. The Parent and each applicable subsidiary shall provide to each Lender with respect to any real property to be subject to a Mortgage, such appraisals of such real property as shall be reasonably requested by the Agent. If requested by the Agent, the Parent and its subsidiaries shall, at their cost and expense, furnish to the Agent, for the benefit of the Secured Parties, flood insurance with respect to any real property subject to any Mortgage to the extent such flood insurance can be obtained by the Parent and its subsidiaries on commercially reasonable terms; provided, however, that, at the cost and expense of the Parent and its subsidiaries, the Parent and its subsidiaries shall in any event maintain and shall furnish to the Agent flood insurance with respect to any real property subject to any Mortgage to the extent flood insurance with respect to such real property is required to be maintained by applicable law (whether such law is applicable to any Lender, including, without limitation, by reason of such Mortgage, the Parent, any subsidiary thereof or otherwise). This Section 3.03 shall not be deemed to allow the Parent or any subsidiary to acquire any property if otherwise prohibited by this Agreement.

        SECTION 3.04. Additional Collateral. The Parent, each Borrower and each Guarantor acknowledges that it is its intention to provide the Agent with a Lien on all the property of the Parent and its subsidiaries (personal, real and mixed), whether now owned or hereafter acquired (other than as agreed to in writing by the Agent), subject only to Liens permitted hereunder. Without limitation of Section 3.03(c) hereof, the Parent and its subsidiaries shall from time to time promptly notify the Agent of the acquisition by the Parent or any of its subsidiaries of any material property in which the Agent does not then hold a perfected Lien (other than as agreed to in writing by the Agent), or the creation or existence of any such property, and such person shall, upon request by the Agent, promptly execute and deliver to the Agent or cause to be executed and delivered to the Agent pledge agreements, security agreements, mortgages or other like agreements with respect to such property, together with such other documents, certificates, opinions of counsel and the like as the Agent shall reasonably request in connection therewith, in form and substance satisfactory to the Agent, such that the Agent shall receive valid and perfected first priority Liens (subject to Liens permitted hereby) on all such property (including property which, on the Initial Closing Date, is not subject to a Lien in favor of the Agent). In addition, in the event that the Borrower or any subsidiary acquires or owns any material trademarks, copyrights, patents or other intellectual property, the Borrowers shall notify the Agent promptly in writing and shall execute, or cause the execution of a security agreement and other documents with respect thereto in form and substance reasonably satisfactory to the Agent.


IV.  REPRESENTATIONS AND WARRANTIES

        The Parent, each of the Borrowers and each of the Guarantors jointly and severally represents and warrants to each of the Lenders that:

        SECTION 4.01. Organization, Legal Existence. The Parent, each Borrower and each Guarantor (and each of their respective subsidiaries) are legal entities duly organized, validly existing and in good standing under the laws of the jurisdiction of their respective organization, have the requisite power and authority to own their property and assets and to carry on their business as now conducted and as currently proposed to be conducted and are qualified to do business in each jurisdiction where the failure to so qualify would not have a Material Adverse Effect (all such jurisdictions being listed in Schedule 4.01 annexed hereto). The Parent, each Borrower and each Guarantor has the corporate power to execute, deliver and perform its obligations under this Agreement and the other Loan Documents to which it is a party, and, with respect to each Borrower, to borrow hereunder and to execute and deliver the Notes.

        SECTION 4.02. Authorization. The execution, delivery and performance by the Parent, each Borrower and each Guarantor of this Agreement and each of the other Loan Documents to which it is a party, the borrowings hereunder by each Borrower, the execution and delivery by each Borrower of the Notes and the grant of security interests in the Collateral created by the Security Documents (collectively, the "Transactions")
(a) have been duly authorized by all requisite corporate and, if required, stockholder action and (b) will not (i) violate (A) any provision of law, statute, rule or regulation applicable to the Parent, any Borrower or any Guarantor or the certificate or articles of incorporation or other applicable constitutive documents or the by-laws of the Parent, any Borrower, any Guarantor, or its subsidiaries, as the case may be, (B) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Parent, any Borrower, any Guarantor, or its subsidiaries, or (C) any provisions of any indenture, agreement or other instrument to which the Parent, any Borrower, any Guarantor or its subsidiaries, or any of their respective properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or
(iii) result in the creation or imposition of any Lien of any nature whatsoever (other than in favor of the Agent, for the benefit of the Secured Parties, as contemplated by this Agreement and the Security Documents) upon any property or assets of the Parent, any Borrower, any Guarantor, or its subsidiaries.

        SECTION 4.03. Governmental Approvals. No registration or filing (other than the filings necessary to perfect the Liens created by the Security Documents and the filing of a SEC form 8K or 10Q) with, consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required on behalf of the Parent, any Borrower or any Guarantor in connection with the Transactions, other than any which have been made or obtained.

        SECTION 4.04. Binding Effect. This Agreement and each of the other Loan Documents to which it is a party constitutes, and each of the Notes when duly executed and delivered will constitute, a legal, valid and binding obligation of the Parent, each Borrower and each Guarantor, as appropriate, enforceable in accordance with its terms, subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and to general principles of equity (regardless of whether considered in a proceeding in equity or at law).

        SECTION 4.05. Material Adverse Change. There has been no change, event or facts that would reasonably be expected to have a Material Adverse Effect since November 2, 1996.

        SECTION 4.06.  Litigation; Compliance with Laws; etc.  (a)
Except as set forth in Schedule 4.06(a) annexed hereto, there are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of any Responsible Officer of the Parent or any subsidiary thereof, threatened, against or affecting the Parent or any of its subsidiaries or the businesses, assets or rights of the Parent or any of its subsidiaries (i) which involve any of the Transactions or (ii) as to which it is probable (within the meaning of Statement of Financial Accounting Standards No. 5) that there will be an adverse determination and which, if adversely determined, would, individually or in the aggregate, have a Material Adverse Effect.

        (b) Except as set forth in Schedule 4.06(b) annexed hereto, neither the Parent nor any of its subsidiaries is in violation of any law in any material respect, or in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or governmental agency or instrumentality.

        SECTION 4.07. Financial Statements. (a) The Parent has heretofore furnished to the Lenders Consolidated balance sheets and statements of income and cash flows of the Parent dated as of October 30, 1993, October 28, 1995 and November 2, 1996, respectively, each audited by and accompanied by the opinion of independent public accountants. Such balance sheets and statements of income and cash flows present fairly the Consolidated financial condition and results of operations of the Parent and its subsidiaries as of the dates and for the periods indicated, and such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of the Parent and its subsidiaries, as of the dates thereof to the extent such material liabilities are required to be disclosed under GAAP. The Parent has heretofore furnished to the Lenders unaudited Consolidated balance sheets and statements of income and cash flows of the Parent dated as of October 29, 1994 and dated as of July 27, 1996, respectively. Such unaudited balance sheets and statements of income and cash flows present fairly the Consolidated financial condition and results of operations of the Parent and its subsidiaries as of the dates and for the periods indicated, and such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of the Parent and its subsidiaries as of the dates thereof. The financial statements referred to in this Section 4.07 have been prepared in accordance with generally accepted accounting principles consistently applied.

        (b) The Parent has, on or about August 22, 1994 and as amended in writing on September 22, 1994, furnished to the Lenders projected income statements, balance sheets and cash flows of the Parent, on a Consolidated basis through the fourth anniversary of the Initial Closing Date (which projections are on a quarterly basis for the first eight quarters after the Initial Closing Date and on a yearly basis thereafter), together with a schedule confirming the ability of the Parent and its subsidiaries to consummate the Transactions and demonstrating prospective compliance with all financial covenants contained in this Agreement, such projections disclosing all assumptions made by the Parent and its subsidiaries in formulating such projections and giving effect to the Transactions. The projections are based upon reasonable estimates and assumptions, all of which are reasonable in light of the conditions which existed at the time the projections were made, have been prepared on the basis of the assumptions stated therein, and reflect as of the Initial Closing Date the reasonable estimate of the Parent and its subsidiaries of the results of operations and other information projected therein.

        (c) The Parent has, on or about October 14, 1996, furnished to the Lenders projected income statements, balance sheets and cash flows of the Parent, on a Consolidated basis through October 28, 2000 (which projections are on a quarterly basis for the first eight quarters ended October 31, 1998 and on a yearly basis thereafter), together with a schedule confirming the ability of the Parent and its subsidiaries to consummate the Transactions and demonstrating prospective compliance with all financial covenants contained in this Agreement, such projections disclosing all assumptions made by the Parent and its subsidiaries in formulating such projections and giving effect to the Transactions. The projections are based upon reasonable estimates and assumptions, all of which are reasonable in light of the conditions which existed at the time the projections were made, have been prepared on the basis of the assumptions stated therein, and reflect as of the Amendment and Restatement Date the reasonable estimate of the Parent and its subsidiaries of the results of operations and other information projected therein.

        SECTION 4.08.  Federal Reserve Regulations. (a)  Neither the
Parent nor any of its subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

        (b) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose (other than the Stock Redemption Loans), or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including, without limitation, Regulation G, T, U or X thereof. If requested by any Lender, the Parent or any of its subsidiaries shall furnish to such Lender a statement on Federal Reserve Form U-1 referred to in said Regulation U.

        SECTION 4.09. Taxes. Except for filing extensions which have been duly obtained from the appropriate government authorities and are still in effect, the Parent and each of its subsidiaries have filed or caused to be filed all Federal, state, local and foreign tax returns which are required to be filed by them, on or prior to the date hereof, other than tax returns in respect of taxes that (x) are not franchise, capital or income taxes, (y) in the aggregate are not material and (z) would not, if unpaid, result in the imposition of any material Lien on any property or assets of the Parent or any of its subsidiaries. The Parent and its subsidiaries have paid or caused to be paid all taxes shown to be due and payable on such filed returns or on any assessments received by them, other than any taxes or assessments the validity of which the Parent or a subsidiary is contesting in good faith by appropriate proceedings, and with respect to which the Parent or such subsidiary shall, to the extent required by generally accepted accounting principles consistently applied have set aside on its books adequate reserves. After the fiscal year ended October 30, 1993, no Federal income tax returns of the Parent or any of its subsidiaries have been audited by the United States Internal Revenue Service. All deficiencies which have been asserted against the Parent or its subsidiaries as a result of such completed examinations have been fully paid or finally settled and no issue has been raised in any such examination which, by application of similar principles, reasonably can be expected to result in assertion of a material deficiency for any other year not so examined which has not been reserved for in any financial statement of the Parent or any of its subsidiaries delivered to the Lenders. Neither the Parent nor any of its subsidiaries has taken any reporting positions for which they do not have a reasonable basis and neither the Parent nor any of its subsidiaries anticipate any further material tax liability with respect to the years which have not been closed. Neither the Parent nor any of its subsidiaries is party to or has any obligation under any tax sharing agreement. None of the Parent or any subsidiary files a consolidated tax return with a person other than the Parent or a subsidiary of the Parent.

        SECTION 4.10. Employee Benefit Plans. With respect to the provisions of ERISA:

        (i) No Reportable Event has occurred or is continuing with respect to any Pension Plan with respect to which the 30-day notice period has not been waived.

       (ii) No prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) has occurred with respect to any Plan (other than a Multiemployer Plan) subject to Part 4 of Subtitle B of
Title I of ERISA which could have a Material Adverse Effect.

      (iii) Except as set forth on Schedule 4.10, none of the Parent, any Borrower nor any ERISA Affiliate is now, or has been during the preceding five years, obligated to contribute to a Pension Plan or a Multiemployer Plan. Except as set forth on Schedule 4.10, none of the Parent nor any ERISA Affiliate has (A) ceased operations at a facility so as to become subject to the provisions of Section 4062(e) of ERISA,
(B) withdrawn as a substantial employer so as to become subject to the provisions of Section 4063 of ERISA, (C) ceased making contributions to any Pension Plan subject to the provisions of Section 4064(a) of ERISA to which the Parent, any Borrower, any subsidiary of any Borrower or any ERISA Affiliate made contributions, (D) incurred or caused to occur a "complete withdrawal" (within the meaning of Section 4203 of ERISA) or a "partial withdrawal" (within the meaning of Section 4205 of ERISA) from a Multiemployer Plan that is a Pension Plan so as to incur withdrawal liability under Section 4201 of ERISA (without regard to subsequent reduction or waiver of such liability under Section 4207 or 4208 of ERISA), or (E) been a party to any transaction or agreement under which the provisions of Section 4204 of ERISA were applicable.

       (iv) No notice of intent to terminate a Pension Plan (other than a Multiemployer Plan) has been filed, nor has any Plan been terminated pursuant to the provisions of Section 4041(e) of ERISA which termination could have a Material Adverse Effect.

        (v) The PBGC has not instituted proceedings to terminate (or appoint a trustee to administer) a Pension Plan (other than a Multiemployer
Plan) and no event has occurred or condition exists which might constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any such Plan.

       (vi) With respect to each Pension Plan (other than a Multiemployer Plan) that is subject to the provisions of Title I, Subtitle B, Part 3 of ERISA, the funding method used in connection with such Plan is acceptable under ERISA, and the actuarial assumptions and methods used in connection with funding such Pension Plan satisfy the requirements of
Section 302 of ERISA. The aggregate present value of all accrued benefits under all Pension Plans (other than Multiemployer Plans) do not exceed the aggregate fair market value of the assets of such Plans by more than $1,500,000, in each case as of the latest actuarial valuation date for such Plan (determined in accordance with the same actuarial assumptions and methods as those used by the Plan's actuary in its valuation of such Plan as of such valuation date). No such Pension Plan has incurred any "accumulated funding deficiency" (as defined in Section 412 of the Code), whether or not waived.

      (vii) There are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Parent, any Borrower or any ERISA Affiliate, which could reasonably be expected to be asserted, against any Plan (other than a Multiemployer Plan) or the assets of any such Plan. No civil or criminal action brought pursuant to the provisions of Title I, Subtitle B, Part 5 of ERISA is pending or threatened against any fiduciary or any Plan (other than a Multiemployer Plan) which could have a Material Adverse Effect. None of the Plans or any fiduciary thereof (in its capacity as such) has been the direct or indirect subject of any audit, investigation or examination by any governmental or quasi-governmental agency which could have a Material Adverse Effect.

     (viii) All of the Plans (other than Multiemployer Plans) comply currently, and have substantially complied in the past, both as to form and operation, with their terms and with the provisions of ERISA and the Code, and all other applicable laws, rules and regulations except for such noncompliance as may be remedied during the remedial amendment period under
Section 401(b) of the Code; all necessary governmental approvals for the Plans have been obtained and a favorable determination as to the qualification under Section 401(a) of the Code of each of the Plans which is an employee pension benefit plan (within the meaning of Section 3(2) of ERISA) has been made by the Internal Revenue Service and a recognition of exemption from federal income taxation under Section 501(a) of the Code of each of the funded employee welfare benefit plans (within the meaning of Section 3(1) of ERISA) has been made by the Internal Revenue Service, and nothing has occurred since the date of each such determination or recognition letter that would adversely affect such qualification which could have a Material Adverse Effect.

        SECTION 4.11. No Material Misstatements. No information, report, financial statement, exhibit or schedule prepared or furnished by or on behalf of the Parent, any Borrower or any Guarantor to the Agent or any Lender in connection with any of the Transactions or this Agreement, the Security Documents, the Notes or any other Loan Documents or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, taken together with all other such statements made to the Agent or any Lender, in the light of the circumstances under which they were made, not misleading.

        SECTION 4.12. Investment Company Act; Public Utility Holding Company Act. None of the Parent or any of its subsidiaries is an "invest-ment company" as defined in, or is otherwise subject to regulation under, the Investment Company Act of 1940. None of the Parent or any of its subsidiaries is a "holding company" as that term is defined in, or is otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.

        SECTION 4.13. Security Interest. Each of the Security Documents creates and grants to the Agent, for the benefit of the Secured Parties, a legal, valid and perfected first (except as permitted pursuant to Section
7.01 hereof) priority security interest in the collateral identified therein. Such collateral or property is not subject to any other Liens whatsoever, except Liens permitted by Section 7.01 hereof.

        SECTION 4.14. Bank Accounts. Schedule 4.14 hereto sets forth as of the Amendment and Restatement Date a list of all bank accounts of the Parent and its subsidiaries.

        SECTION 4.15.  Subsidiaries.  Except as set forth on Schedule
4.15 hereto, as of the Amendment and Restatement Date, the Parent has no subsidiaries.

        SECTION 4.16. Title to Properties; Possession Under Leases; Trademarks. (a) The Parent and each of its subsidiaries owns good and marketable, indefeasible fee simple title to all of the real estate described on Schedule 4.16(a-1) hereto as owned by it and has a valid leasehold interest in all of the real estate described on Schedule 4.16(a-2) hereto as leased by it, in each case free and clear of all Liens or other encumbrances of any kind, except as described in Schedule 4.16(a-2) and except Liens permitted under Section 7.01 hereof. Schedules 4.16(a-1) and 4.16(a-2) hereto correctly identify as of the Amendment and Restatement Date (x) each parcel of real property owned by the Parent and a subsidiary of the Parent, together in each case with an accurate street address and description of the use of such parcel, (y) each parcel of real property leased by or to the Parent or a subsidiary, together in each case with an accurate street address and description of the use of such parcel, and (z) each other interest in real property owned, leased or granted to or held by the Parent and each subsidiary of the Parent. Except as set forth on Schedules 4.16(a-1) and 4.16(a-2):

             (i) no structure owned or leased by the Parent or any subsidiary of the Parent fails to conform in any material respect with applicable ordinances, regulations, zoning laws and restrictive covenants (including in any such case and without limitation those relating to environmental protection) nor encroaches upon property of others, nor is any such real property encroached upon by structures of others in any case in any manner that would have or would be reasonably likely to have a Material Adverse Effect on the Agent's or Lenders' interest in any material Collateral located on the premises or otherwise would have or would be reasonably likely to have a Material Adverse Effect;

             (ii) no charges or violations have been filed, served, made or threatened, to the knowledge of the Parent, against or relating to any such property or structure or any of the operations conducted at any such property or structure, as a result of any violation or alleged violation of any applicable ordinances, requirements, regulations, zoning laws or restrictive covenants (including in any such case and without limitation those relating to environmental protection) or as a result of any encroachment on the property of others where the effect of same would have or would be reasonably likely to have a Material Adverse Effect on the Agent's or Lenders' interest in any material Collateral located on the premises or otherwise would have or would be reasonably likely have a Material Adverse Effect;

             (iii) other than pursuant to applicable laws, rules, regulations or ordinances, covenants that run with the land or provisions in the applicable leases, there exists no restriction on the use, transfer or mortgaging of any such property;

             (iv) the applicable Parent, Borrower and/or subsidiary each have adequate permanent rights of ingress to and egress from any such property used by it for the operations conducted thereon;

             (v) there are no developments affecting any of the real property or interests therein pending or threatened which might reasonably be expected to curtail or interfere in any material respect with the use of such property for the purposes for which it is now used; and

             (vi) Neither the Parent nor any subsidiary of the Parent has any option in, or any right or obligation to acquire any interest in, any real property;

        (b) Except as set forth in Schedule 4.16(a-2), the Parent and each subsidiary of the Parent owns and has good and marketable title to all the owned properties and assets reflected on its most recent balance sheet and valid leasehold interests in the property it leases subject to no Liens except Liens permitted under Section 7.01, and all such leases are in full force and effect and the Parent and each of its subsidiaries enjoy peaceful and undisturbed possession under all such leases.

        (c) Except as set forth in Schedule C, the Parent and each of its subsidiaries own or control all trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses which are material to the conduct of the business of the Parent and each of its subsidiaries. To the best of the Parent's knowledge, neither the Parent nor any of its subsidiaries is infringing upon or otherwise acting adversely to any of such trademarks, trademark rights, trade names, trade name rights, copyrights, patent rights or licenses owned by any other person or persons. There is no claim or action by any such other person pending, or to the knowledge of any Responsible Officer of the Parent or any subsidiary thereof, threatened, against the Parent or any of its subsidiaries with respect to any of the rights or property referred to in this Section 4.16(c).

        (d) Other than motor vehicles, none of the assets or properties of the Parent or any of its subsidiaries is subject to a document of title.

        SECTION 4.17. Solvency. (a) The fair salable value of the assets of the Parent and each of its Consolidated subsidiaries is not less than the amount that will be required to be paid on or in respect of the probable liability on the existing debts and other liabilities (including contingent liabilities) of the Parent and each such Consolidated subsidiary, as they become absolute and mature.

        (b) The assets of the Parent and each of its Consolidated subsidiaries do not constitute unreasonably small capital for the Parent and such Consolidated subsidiaries to carry out their respective businesses as now conducted and as proposed to be conducted including the capital needs of the Parent and such Consolidated subsidiaries, taking into account the particular capital requirements of the business conducted by the Parent and each such Consolidated subsidiary and projected capital requirements and capital availability thereof.

        (c) Neither the Parent nor any of its subsidiaries intends to incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by the Parent and its subsidiaries, and of amounts to be payable on or in respect of debt of the Parent and its subsidiaries). The cash flow of the Parent and its Consolidated subsidiaries, after taking into account all anticipated uses of the cash of the Parent and its Consolidated subsidiaries, will at all times be sufficient to pay all such amounts on or in respect of debt of the Parent and its Consolidated subsidiaries when such amounts are required to be paid.

        (d) Neither the Parent nor any of its subsidiaries believes that final judgments against them in actions for money damages presently pending will be rendered at a time when, or in an amount such that, they will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time at which such judgments might be rendered). The cash flow of the Parent and its Consolidated subsidiaries, after taking into account all other anticipated uses of the cash of the Parent and its Consolidated subsidiaries (including the payments on or in respect of debt referred to in paragraph (c) of this Section), will at all times be sufficient to pay all such judgments promptly in accordance with their terms.

        SECTION 4.18. Permits, etc. The Parent and each of its subsidiaries possess all licenses, permits, approvals and consents, including, without limitation, all environmental, health and safety licenses, permits, approvals and consents of all Federal, state and local governmental authorities which are required under Environmental Law and are material to the conduct of the business of the Parent, New Linden, Reading and/or the Parent and its subsidiaries taken as a whole (collectively, "Permits"), each such Permit is and will be in full force and effect, the Parent and each of its subsidiaries are in compliance in all material respects with all such Permits, and, to their knowledge, no event (including, without limitation, any material violation of any law, rule or regulation) has occurred which would be likely to lead to the revocation or termination of any such Permit or any additional restriction thereon.

        SECTION 4.19. Compliance with Environmental Laws. Except as disclosed in Schedule 4.19 hereto: (i) the operations of the Parent and its subsidiaries comply in all material respects with all applicable Environmental Laws; (ii) the Parent and its subsidiaries and all of their present facilities or operations, as well as to the best of their knowledge their past facilities or operations, are not subject to any judicial proceeding or administrative proceeding or any outstanding written order or agreement with any governmental authority or private party respecting
(a) any Environmental Law, (b) any Remedial Work, or (c) any Environmental Claims arising from the Release of a Contaminant into the environment;
(iii) to the best of the knowledge of the Parent and its subsidiaries, none of their operations is the subject of any Federal or state investigation evaluating whether any Remedial Work is needed to respond to a Release of any Contaminant into the environment in violation of any Environmental Law;
(iv) neither the Parent nor any of its subsidiaries nor to the best of their knowledge any predecessor of the Parent or any of its subsidiaries has filed any notice under any Environmental Law indicating past or present treatment, storage, or disposal of a Hazardous Material or reporting a spill or Release of a Contaminant into the environment in violation of any Environmental Law; (v) to the best of the knowledge of the Parent and its subsidiaries, neither the Parent nor any of its subsidiaries has any material contingent liability in connection with any Release of any Hazardous Materials into the environment; (vi) none of the operations of the Parent or any of its subsidiaries involves the generation, transportation, treatment or disposal of Hazardous Materials, except for fuel, household wastes and routine cleaning and maintenance products; (vii) neither the Parent nor any of its subsidiaries has disposed of any Hazardous Materials by placing it in or on the ground or waters of any premises currently owned, leased or used by any of them and to the knowledge of the Parent and its subsidiaries neither has any lessee, prior owner, or other person; (viii) no underground storage tanks or surface impoundments are on any property of the Parent and/or any of its subsidiaries; and (ix) no Lien in favor of any governmental authority for
(A) any liability under any Environmental Law or regulation, or (B) damages arising from or costs incurred by such governmental authority in response to a Release of a Contaminant into the environment, has been filed or attached to the property of the Parent and/or any of its subsidiaries.

        SECTION 4.20. Material Agreements. Schedule 4.20 hereto sets forth as of the Amendment and Restatement Date a list of all material agreements, contracts and instruments to which the Parent or any of its subsidiaries is a party or by which any of such persons is bound and all amendments, modifications and supplements to each of the foregoing.

        SECTION 4.21. Undrawn Availability. On December 11, 1996, both before and after giving effect to the assignment transactions under the Assignment Agreements, the Borrowers had Undrawn Availability in an amount not less than $1,500,000 (assuming payment of all trade payables owing by any Borrower within normal industry trade terms therefor).



V.  CONDITIONS OF CREDIT EVENTS

        The obligation of each Lender to make Loans and provide other Credit Events hereunder shall be subject to the following conditions precedent:

        SECTION 5.01. All Credit Events. On each date on which a Credit Event is to occur:

        (a) The Agent shall have received a notice of borrowing as required by Section 2.03 hereof or a notice of the issuance of a Letter of Credit as required by Section 2A.01 hereof, as appropriate.

        (b) The representations and warranties set forth in Article IV hereof and in any documents delivered herewith, including, without limitation, the Loan Documents, shall be true and correct in all material respects with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date).

        (c) The Parent and its subsidiaries shall be in compliance with all the terms and provisions contained herein on their part to be observed or performed, and at the time of and immediately after such Credit Event no Default or Event of Default shall have occurred and be continuing.

        (d) The Agent shall have received a certificate signed by the Financial Officer of the Borrowers (i) as to the compliance with (b) and (c) above and (ii) with respect to each Loan and each Letter of Credit, demonstrating that after giving effect thereto the Borrowers are in compliance with the Borrowing Base.

        The delivery of any notice of borrowing described in
Section 5.01(a) with respect to a Stock Redemption Loan or any Revolving Loan the proceeds of which are intended to be used, directly or indirectly, by the Parent to redeem its capital stock shall in each case constitute a representation and warranty by the Parent and the Borrowers that (x) the making of the Redemption Loan or any other advance by any of the Borrowers to the Parent utilizing the proceeds of the Stock Redemption Loan or such Revolving Loan is the duly authorized act of the Borrower; (y) both before and after the incurrence of the Stock Redemption Loan or Revolving Loan and the making of the Redemption Loan or such other advance, each of the Parent and the Borrowers will be able to make, on a consolidated and consolidating basis, the representations and warranties set forth in Section 4.17 of this Agreement; and (z) the stock redemption made by the Parent using the proceeds of the Redemption Loan or such other advance by the Borrowers is the duly authorized act of the Parent and is in compliance with all applicable law.

        SECTION 5.02. Amendment and Restatement Effective Date. The obligations of the Agent and the Lenders hereunder and the effectiveness of the amendment and restatement of the Existing Loan Agreement are each subject to the following additional conditions precedent:

        (a) The Lenders shall have received the favorable written opinion of counsel for the Parent, the Borrowers and each of the Guarantors and Grantors, substantially in the form of Exhibit C hereto, dated the Amendment and Restatement Date, addressed to the Lenders and satisfactory to the Agent.

        (b) The Lenders shall have received (i) a copy of the certificate or articles of incorporation or constitutive documents, in each case as amended to date, of the Parent and each of the Borrowers, the Grantors and the Guarantors, certified as of a recent date by the Secretary of State or other appropriate official of the state of its organization, and a certificate as to the good standing of each from such Secretary of State or other official, in each case dated as of a recent date; (ii) a certificate of the Secretary of the Parent and each of the Borrowers, Grantors and Guarantors, dated the Amendment and Restatement Date and certifying (A) that attached thereto is a true and complete copy of such person's By-laws as in effect on the date of such certificate and at all times since a date prior to the date of the resolution described in item (B) below, (B) that attached thereto is a true and complete copy of a resolution adopted by such person's Board of Directors authorizing the execution, delivery and performance of this Agreement, the Security Documents, the Notes, the other Loan Documents and the Credit Events hereunder, as applicable, and that such resolution has not been modified, rescinded or amended and is in full force and effect, (C) that such person's certificate or articles of incorporation or constitutive documents has not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to (i) above, and (D) as to the incumbency and specimen signature of each of such person's officers executing this Agreement, the Notes, each Security Document or any other Loan Document delivered in connection herewith or therewith, as applicable; (ii) a certificate of another of such person's officers as to incumbency and signature of its Secretary; and (iii) such other documents as the Agent or any Lender may reasonably request.

        (c) The Agent shall have received a certificate, dated the Amendment and Restatement Date and signed by the Financial Officer of the Borrowers, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 5.01 hereof and the conditions set forth in this Section 5.02.

        (d)  Each Lender shall have received its Stock Redemption
   Facility Note, each duly executed by the Borrowers, payable to its order and otherwise complying with the provisions of Section 2.04 hereof.

        (e) The Agent shall have received the Security Documents, certificates evidencing the Pledged Stock, together with undated stock powers executed in blank, each duly executed by the applicable
   Grantors, the Intercreditor Agreement, and each of the other documents, instruments, insurance policies and agreements requested by the Agent.

        (f) The Agent shall have received certified copies of requests for copies or information on Form UCC-11 or certificates satisfactory to the Lenders of a UCC Reporter Service, listing all effective financing statements which name as debtor the Parent, any Borrower, any Guarantor or any Grantor and which are filed in the appropriate offices in the States in which are located the chief executive office and other operating offices of such person or where Collateral is located, together with copies of such financing statements. With respect to any Liens not permitted pursuant to Section 7.01 hereof, the Agent shall have received termination statements, and/or payoff letters which provide further assurances regarding the provision of termination statements, in form and substance satisfactory to it.

        (g) Each document (including, without limitation, each Uniform Commercial Code financing statement) required by law or requested by the Agent to be filed, registered or recorded in order to create in favor of the Agent for the benefit of the Secured Parties a first priority perfected security interest in the Collateral shall have been properly filed, registered or recorded in each jurisdiction in which the filing, registration or recordation thereof is so required or requested. The Agent shall have received an acknowledgment copy, or other evidence satisfactory to it, of each such filing, registration or recordation.

        (h) The Agent shall have received the results of a search of the Uniform Commercial Code filings made with respect to the Parent, each Borrower and each Grantor and Guarantor in the jurisdictions in which Uniform Commercial Code filings have been made against the Parent, each Borrower, each Guarantor and each Grantor pursuant to paragraph
   (g) above, and such results shall be satisfactory to the Agent.

        (i) The Lenders and the Agent shall have received and determined to be in form and substance satisfactory to them:

                 (i) evidence of the compliance by the Parents and its subsidiaries with Section 6.03 hereof;

                (ii) the financial statements described in Section 4.07 hereof;

               (iii) evidence that the Transactions are in compliance with all applicable laws and regulations;

                (iv) evidence of payment of all fees owed to the Agent and the Lenders by the Borrowers under this Agreement or otherwise;

                 (v) evidence that all requisite third party consents and waivers (including, without limitation, consents with respect to each Borrower and each of the Grantors and Guarantors, landlords' waivers, and lease amendments required under Section 3.03) to the Transactions, have been received;

                (vi) a representation by the Borrowers that since October 28, 1995, there has been no event that could reasonably be expected to have a Material Adverse Effect;

               (vii) evidence that there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or (to the best of the knowledge of the Parent and its subsidiaries) threatened against or affecting the Parent, any Borrower, any of the Grantors or Guarantors, any of their respective businesses, assets or rights or any Lender (i) which is reasonably likely to have a Material Adverse Effect or which may materially impair the ability of any Borrower, any Grantor or any Guarantor to perform its obligations under any Loan Document to which it is a party or (ii) which involve any of the Transactions; and

              (viii) evidence of compliance with the representations and warranties made in Section 4.17 hereof;

        (j) The Agent and the Lenders shall have had the opportunity, if they so choose, to examine the books of account and other records and files of the Parent and its subsidiaries, the Grantors and the Guarantors and to make copies thereof, and to conduct a pre-closing audit or perform other due diligence which shall include, without limitation, verification of payment of payroll taxes and accounts payable, formulation of an opening Borrowing Base and review of environmental and labor issues, and the results of such examination, audit and due diligence shall have been reasonably satisfactory to the Agent and Lenders in all respects. Neither the Agent nor any Lender shall have become aware of any previously undisclosed materially adverse information with respect to the Parent or any of its subsidiaries or the Transactions or of any material adverse change in the facts, circumstances or information with respect to the Parent or any of its respective subsidiaries or the Transactions as understood by the Agent on or as of November 4, 1996. None of the information submitted prior to the Amendment and Restatement Date shall have been or become, taken together with all other such information submitted prior to the Amendment and Restatement Date, false, incomplete, or inaccurate in any material and adverse respect, and none of the conditions represented or indicated by the Parent or any of its subsidiaries to exist shall change in any material and adverse respect.

        (k) The Agent shall have received and had the opportunity to review and determine to be in form and substance satisfactory to it:

             (i) copies of all lease agreements entered into by the Parent and/or its subsidiaries; and

            (ii) copies of all loan agreements, notes and other documentation evidencing Indebtedness for borrowed money of the Parent, its subsidiaries, Grantors or Guarantors and of all other material agreements of the Parent, its subsidiaries, the Grantors and the Guarantors.

        (l) Hahn & Hessen LLP, counsel to the Agent, shall have received payment in full for all legal fees charged, and all costs and expenses incurred, by such counsel through the Amendment and Restatement Date in connection with the transactions contemplated under this Agreement, the Security Documents and the other Loan Documents and instruments in connection herewith and therewith.

        (m) The corporate structure and capitalization of the Parent and its subsidiaries shall be satisfactory to the Lenders in all respects.


        (n) All legal matters in connection with the Transactions shall be satisfactory to the Agent, the Lenders and their respective counsel in their sole discretion.

        (o) The Borrowers shall have entered into blocked account and other cash management arrangements pursuant to documentation satisfactory in form and substance to the Agent as contemplated by
   Section 10.01 hereof.

        (p) The Agent shall have received such other documents as the Lenders or the Agent or Agent's counsel shall reasonably deem necessary (including, without limitation, all UCC amendment statements, UCC assignment statements, mortgage amendments, mortgage assignments, and other agreements reasonably requested by the Agent to ensure the Agent and the Lenders the full enjoyment of all collateral security and other benefits enjoyed by the Original Agent and Original Lenders under the Previous Loan Agreement).


VI.  AFFIRMATIVE COVENANTS

        The Parent and each Borrower covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit or any fee, expense or amount payable hereunder or in connection with any of the Transactions shall be unpaid, it will, and will cause each of its subsidiaries and, with respect to Section 6.07 hereof, each ERISA Affiliate, to:

        SECTION 6.01. Legal Existence. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence.

        SECTION 6.02. Businesses and Properties. At all times do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, Permits, franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; maintain and operate such businesses in the same general manner in which they are presently conducted and operated; comply with all laws, rules, regulations and governmental orders (whether Federal, state or local) applicable to the operation of such businesses whether now in effect or hereafter enacted (including, without limitation, all applicable laws, rules, regulations and governmental orders relating to public and employee health and safety and all Environmental Laws) and with any and all other applicable laws, rules, regulations and governmental orders the lack of compliance with which would have a Material Adverse Effect; take all actions which may be required to obtain, preserve, renew and extend all Permits and other authorizations which are material to the operation of such businesses; and at all times maintain, preserve and protect all property material to the conduct of such businesses and keep such property in good repair, working order and condition, ordinary wear and tear excepted, and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

        SECTION 6.03. Insurance. (a) Keep its insurable properties adequately insured against all risks, including fire, flood, sprinkler leakage and other hazards, at all times by financially sound and reputable insurers with a rating of "A-" or better (except for Home Insurance, which may be rated B+ or better), as established by Best's Rating Guide (or an equivalent rating with such other publications of a similar nature as shall be in current use), (b) maintain such other insurance, to such extent and against all risks, including fire and other risks insured against by extended coverage, provided, however, that such insurance shall insure the property of the Borrowers and their respective subsidiaries against all risk of physical damage, including, without limitation, loss by fire, explosion, theft, fraud and such other casualties as may be reasonably satisfactory to the Agent, but in no event at any time in an amount less than the greater of (i) the Obligations and (ii) the replacement value of the Collateral, (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Borrowers or any of their respective subsidiaries, in such amount as the Agent shall reasonably deem necessary, and (d) maintain such other insurance as may be required by law or as may be reasonably requested by the Agent for purposes of assuring compliance with this Section 6.03. All insurance covering tangible personal property subject to a Lien in favor of the Agent for the benefit of the Lenders granted pursuant to the Security Documents shall provide that, in the case of each separate loss the full amount of insurance proceeds shall be payable to the Agent and shall further provide for at least 30 days' prior written notice to the Agent of the cancellation or substantial modification thereof.

        SECTION 6.04. Taxes. Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, would give rise to Liens upon such properties or any part thereof, except such taxes, assessments and governmental charges and levies which are diligently contested in good faith by appropriate proceedings and as to which adequate reserves have been established in accordance with generally accepted accounting principles and except for di minimus Liens on property other than inventory and accounts receivable securing not more than $50,000 in the aggregate.

        SECTION 6.05. Financial Statements, Reports, etc. Furnish to the Agent, with copies for each of the Lenders:

        (a) within 90 days after the end of each Fiscal Year, (i) Con-solidated balance sheets and Consolidated income statements showing the financial condition of the Parent and its subsidiaries as of the close of such Fiscal Year and the results of their operations during such year, and (ii) a Consolidated statement of shareholders' equity and a Consolidated statement of cash flow, as of the close of such Fiscal Year, all the foregoing financial statements to be audited by a Big 6 or other independent public accountants reasonably acceptable to the Agent (including the firm of Amper, Politziner & Mattia) (which report shall not contain any qualification except with respect to new accounting principles mandated by the Financial Accounting Standards Board), and to be in form and substance reasonably acceptable to the Agent;

        (b) (i) within 45 days after the end of each fiscal quarter, unaudited Consolidated balance sheets and Consolidated income statements showing the financial condition and results of operations of the Parent and its subsidiaries as of the end of each such quarter, a Consolidated statement of shareholders' equity and a Consolidated statement of cash flow as of the end of each such quarter, together with a statement comparing actual results for such quarter with the projections set forth in paragraph (f) below, prepared and certified by the Financial Officer of the Parent as presenting fairly the financial condition and results of operations of the Parent and its subsidiaries and as having been prepared in accordance with generally accepted accounting principles consistently applied, setting forth in each case in comparative form the corresponding figures for the corresponding quarter of the preceding year and corresponding figures for the period beginning with the first day of the relevant Fiscal Year and ending on the last day of the relevant fiscal quarter and the corresponding period for the previous Fiscal Year, in each case subject to normal year-end audit adjustments; and (ii) within 30 days after the end of each fiscal month, sales information, inbound gross profit information, SG&A information, inventory reports, receivables reports and accounts payable reports, each for the Parent and its subsidiaries, prepared and certified by the Financial Officer of the Parent as presenting fairly (subject to normal quarterly accruals and physical inventory adjustments) the financial condition and results of operations of the Parent and its subsidiaries and as having been prepared in accordance with generally accepted accounting principles consistently applied, setting forth in each case in comparative form the corresponding figures for the corresponding month of the preceding year and corresponding figures for the period beginning with the first day of the current Fiscal Year and ending on the last day of the relevant fiscal month and the corresponding period for the previous Fiscal Year, in each case subject to normal year-end audit adjustments;

        (c) promptly after the same become publicly available, copies of such registration statements, annual, periodic and (upon the request of the Agent) other reports, and such proxy statements and (upon the request of the Agent) other information, if any, as shall be filed by the Parent or any of its subsidiaries with the Securities and Exchange Commission or any governmental authority that may be substituted therefor, or any national securities exchange and copies of all proxy statements, financial statements and reports submitted to its shareholders;

        (d) concurrently with any delivery under (a) and (b) above, a certificate of the firm or person referred to therein and a certificate of the Financial Officer of the Parent (which certificate furnished by the independent public accountants referred to in paragraph (a) above may be limited to accounting matters and disclaim responsibility for legal interpretations), each certifying that to the best of its, his or her knowledge no Default or Event of Default has occurred (including calculations demonstrating compliance, as of the dates of the financial statements being furnished at such time, with the covenants set forth in Section 7.09 hereof) and, if such a Default or Event of Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto;

        (e) within 60 days of any delivery under (a) above, a management letter prepared by the independent public accountants who reported on the financial statements delivered under (a) above, with respect to the internal audit and financial controls of each of the Parent and its subsidiaries;

        (f) within 45 days prior to the beginning of each Fiscal Year, a summary of business plans and financial operation projections (including, without limitation, with respect to Capital Expenditures) for the Parent and its subsidiaries for such Fiscal Year (including fiscal quarterly balance sheets, statements of income and of cash flow and an Undrawn Availability forecast) and annual projections through the Final Maturity Date prepared by management and in form, substance and detail (including, without limitation, principal assumptions) reasonably satisfactory to the Agent;

        (g) no later than Friday of each week, a certificate, in form, substance and detail reasonably satisfactory to the Agent, of the Financial Officer of the Borrowers demonstrating compliance as at the close of business on Saturday of the preceding week with the Borrowing Base (which certificate shall reflect the weekly payment to Wakefern to be made on the Wednesday between such Saturday and such Friday);

        (h) promptly upon the request of the Agent, a certificate, in form, substance and detail satisfactory to the Agent, of the Financial Officer of the Borrowers demonstrating compliance with the Borrowing Base as at such previous date as Agent shall reasonably request;

        (i) immediately upon becoming aware thereof, notice to the Agent of the breach beyond any applicable grace period by any party of any material agreement with the Parent or any of its subsidiaries;

        (j) such other information as the Agent or any Lender may reasonably request, including, without limitation, profit and loss information on a store by store basis, as well as supplemental expense information. At the reasonable request of any Lender, the Agent agrees to promptly forward such request for information to the Borrowers; and

        (k) a copy of all documents and information provided by any Borrower, the Parent or any Guarantor to Finova Capital Corporation.

        SECTION 6.06. Litigation and Other Notices. Give the Agent prompt written notice of the following:

        (a) the issuance by any court or governmental agency or authority of any injunction, order, decision or other restraint prohibiting, or having the effect of prohibiting, the making of the Loans or occurrence of other Credit Events, or invalidating, or having the effect of invalidating, any provision of this Agreement, the Notes or the other Loan Documents, or the initiation of any litigation or similar proceeding seeking any such injunction, order, decision or other restraint;

        (b) the filing or commencement of any action, suit or proceeding against the Parent or any of its subsidiaries, whether at law or in equity or by or before any court or any Federal, state, municipal or other governmental agency or authority, (i) which is material and is brought by or on behalf of any governmental agency or authority, or in which injunctive or other equitable relief is sought or (ii) as to which it is probable (within the meaning of Statement of Financial Accounting Standards No. 5) that there will be an adverse determination and which, if adversely determined, would (A) reasonably be expected to result in liability of the Parent or a subsidiary thereof in an aggregate amount of $100,000 or more, not reimbursable by insurance, or (B) materially impair the right of the Parent or a subsidiary thereof to perform its obligations under this Agreement, any Note or any other Loan Document to which it is a party;

        (c) any Default or Event of Default, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto; and

        (d) any development in the business or affairs of the Parent or its subsidiaries which has had or which is likely, in the reasonable judgment of any Responsible Officer of the Parent or any Borrower, to have, a Material Adverse Effect (including, without limitation, any actual or threatened strike, work stoppage or other labor action, whether or not authorized by labor unions).

        SECTION 6.07. ERISA. (a) Except as set forth on Schedule 6.07(a), pay and discharge promptly any liability imposed upon it pursuant to the provisions of Title IV of ERISA except to the extent the Parent or any Borrower is contesting the liability in good faith.

        (b) Deliver to the Agent, promptly, and in any event within 30 days, after (i) the occurrence of any Reportable Event, a copy of the materials that are filed with the PBGC, (ii) the Parent, any Borrower or any ERISA Affiliate or an administrator of any Pension Plan files with participants, beneficiaries or the PBGC a notice of intent to terminate any such Plan, a copy of any such notice, (iii) the receipt of notice by the Parent, any Borrower or any ERISA Affiliate or an administrator of any Pension Plan from the PBGC of the PBGC's intention to terminate any Pension Plan or to appoint a trustee to administer any such Plan, a copy of such notice, (iv) the filing thereof with the Internal Revenue Service, copies of each annual report that is filed on Treasury Form 5500 with respect to any Plan, together with certified financial statements (if any) for the Plan and any actuarial statements on Schedule B to such Form 5500, (v) the Parent, any Borrower or any ERISA Affiliate knows or has reason to know of any event or condition which might constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan, an explanation of such event or condition, (vi) the receipt by the Parent, any Borrower or any ERISA Affiliate of an assessment of withdrawal liability under Section 4201 of ERISA from a Multiemployer Plan, or any other notice from such Multiemployer Plan of any action or event involving or in connection with insolvency, reorganization or termination (each as defined in ERISA) a copy of such assessment, or notice (vii) the Parent, any Borrower or any ERISA Affiliate knows or has reason to know of any event or condition which might cause any one of them to incur a liability under Section 4062, 4063, 4064 or 4069 of ERISA or Section 412(n) or 4971 of the Code, an explanation of such event or condition, and (viii) the Parent, any Borrower or any ERISA Affiliate knows or has reason to know that an application is to be, or has been, made to the Secretary of the Treasury for a waiver of the minimum funding standard under the provisions of Section 412 of the Code, a copy of such application, and in each case described in clauses (i) through
(iii) and (v) through (vii) together with a statement signed by the Financial Officer of the Parent setting forth details as to such Reportable Event, notice, event or condition and the action which the Parent, the Borrowers or such ERISA Affiliate proposes to take with respect thereto.

        (c) within 30 days after the end of any fiscal quarter in which Parent or any Borrower becomes aware, directly or indirectly, of any fact or information that materially changes the status of the Parent or Borrower with respect to the Multiemployer Plans, give notice thereof to the Agent.

        SECTION 6.08. Maintaining Records; Access to Properties and Inspections; Right to Audit. Maintain financial records in accordance with accepted financial practices and, upon reasonable notice (which may be telephonic), at all reasonable times and as often as any Agent may request, permit any authorized representative designated by such Agent to visit and inspect the properties and financial records of the Parent and its subsidiaries and to make extracts from such financial records at the Parent's and the Borrowers') expense, and permit any authorized represen-tative designated by such Agent to discuss the affairs, finances and condition of the Parent and its subsidiaries with the appropriate Financial Officer and such other officers as such Agent shall deem appropriate and the Parent's independent public accountants, as applicable. An authorized representative of each of the Lenders may accompany the Agent on such visits and inspections. The Agent shall have the right to audit, as often as it may request, the existence and condition of the inventory, books and records of the Parent and its subsidiaries and to review their compliance with the terms and conditions of this Agreement and the other Loan Documents. The Parent and the Borrowers shall pay Agent's customary per diem rates, all out-of-pocket expenses of Agent's auditors and all costs of Agent with respect to third-party examiners. Notwithstanding the foregoing, prior to a Default or Event of Default, the Parent and the Borrowers shall not be obligated to reimburse Agent for more than four visits each calendar year.

        SECTION 6.09. Fiscal Year-End. Cause its Fiscal Year to end on the Saturday nearest to October 31 in each year.

        SECTION 6.10. Further Assurances. Execute any and all further documents and take all further actions which may be required under applicable law, or which the Agent may reasonably request, to grant, preserve, protect and perfect the first priority security interest created by the Security Documents in the Collateral.

        SECTION 6.11. Additional Grantors and Guarantors. Promptly inform the Agent of the creation or acquisition of any direct or indirect subsidiary (subject to the provisions of Section 7.06 hereof) and cause each direct or indirect subsidiary not in existence on the date hereof to become a Guarantor hereunder pursuant to an agreement in form and substance reasonably satisfactory to the Agent, and to execute the Security Documents, as applicable, as a Grantor, and cause the direct parent of each such subsidiary to pledge all of the capital stock of such subsidiary pursuant to the Pledge Agreement and cause each such subsidiary to pledge its inventory and all other owned assets pursuant to the Security Agreement.

        SECTION 6.12. Environmental Laws. (a) Comply, and cause each of its subsidiaries to comply, in all material respects with the provisions of all Environmental Laws, and shall keep its properties and the properties of its subsidiaries free of any Lien imposed pursuant to any Environmental Law. The Parent shall not cause or suffer or permit, and shall not suffer or permit any of its subsidiaries to cause or suffer or permit, the property of the Parent or its subsidiaries to be used for the use, generation, production, processing, handling, storage, transporting or disposal of any Hazardous Material, except for the use, generation, storage or transportation of fuel, household wastes and routine cleaning and maintenance products.

        (b) Supply to the Agent copies of all submissions by the Parent or any of its subsidiaries to any governmental body and of the reports of all environmental audits and of all other environmental tests, studies or assessments (including the data derived from any sampling or survey of asbestos, soil, or subsurface or other materials or conditions) that may be conducted or performed (by or on behalf of the Parent or any of its subsidiaries) on or regarding the properties owned, operated, leased or occupied by the Parent or any of its subsidiaries or regarding any conditions that might have been affected by Hazardous Materials on or Released or removed from such properties. The Parent shall also permit and authorize, and shall cause its subsidiaries to permit and authorize, the consultants, attorneys or other persons that prepare such submissions or reports or perform such audits, tests, studies or assessments to discuss such submissions, reports or audits with the Agent and the Lenders.

        (c) Promptly (and in no event more than two Business Days after the Parent or any subsidiary becomes aware or is otherwise informed of such event) provide oral and written notice to the Agent upon the happening of any of the following:

             (i) the Parent, any subsidiary of the Parent, or any tenant or other occupant of any property of the Parent or such subsidiary receives notice of any claim, complaint, charge or notice of a violation or potential violation of any Environmental Law;

            (ii) there has been a Release of Hazardous Materials upon, under or about or affecting any of the properties owned, operated, leased or occupied by the Parent or any of its subsidiaries, or Hazardous Materials at levels or in amounts that may have to be reported, remedied or responded to under Environmental Law are detected on or in the soil or groundwater;

           (iii) the Parent or any of its subsidiaries is or may be liable for any costs of cleaning up or otherwise responding to a Release of Hazardous Materials;

            (iv) any part of the properties owned, operated, leased or occupied by the Parent or any of its subsidiaries is or may be subject to a Lien under any Environmental Law; or

             (v) the Parent or any of its subsidiaries undertakes any Remedial Work with respect to any Hazardous Materials.

        (d) Timely undertake and complete any Remedial Work required to be undertaken of the Parent, any Borrower or any Guarantor by any Environmental Law.

        (e) Without in any way limiting the scope of Section 11.04(c) and in addition to any obligations thereunder, the Parent and each Borrower hereby indemnifies and agrees to hold the Agent and the Lenders harmless from and against any liability, loss, damage, suit, action or proceeding arising out of its business or the business of its subsidiaries pertaining to Hazardous Materials, including, but not limited to, claims of any governmental body or any third person arising under any Environmental Law or under tort, contract or common law. To the extent laws of the United States or any state or local jurisdiction in which property owned, operated, leased or occupied by the Parent, any Borrower or any of their respective subsidiaries is located provide that a Lien upon such property of the Parent, the Borrower or such subsidiary may be obtained for the removal of Hazardous Materials which have been Released, no later than sixty days after notice is given by the Agent to the Parent, the Borrower or such subsidiary, the Parent, the Borrower or such subsidiary shall deliver to the Agent a report issued by a qualified third party engineer certifying as to the existence of any Hazardous Materials located upon or beneath the specified property. To the extent any Hazardous Materials located therein or thereunder either subject the property to Lien or require removal pursuant to any applicable Environmental Laws, the removal thereof shall be an affirmative covenant of the Parent and the Borrowers hereunder.

        (f) In the event that any Remedial Work is required to be performed by the Parent or any of its subsidiaries under any applicable Environmental Law, any judicial order, or by any governmental entity, the Parent or such subsidiaries shall commence all such Remedial Work at or prior to the time required therefor under such Environmental Law or applicable judicial orders and thereafter diligently prosecute to completion all such Remedial Work in accordance with and within the time allowed under such applicable Environmental Laws or judicial orders.

        SECTION 6.13. Pay Obligations to Lenders and Perform Other Covenants. (a) Make full and timely payment of the Obligations, whether now existing or hereafter arising, (b) duly comply with all the terms and covenants contained in this Agreement (including, without limitation, the borrowing limitations and mandatory prepayments in accordance with
Article II hereof) in each of the other Loan Documents, all at the times and places and in the manner set forth therein, and (c) except for the filing of continuation statements and the making of other filings by the Agent as secured party or assignee, at all times take all actions necessary to maintain the Liens and security interests provided for under or pursuant to this Agreement and the Security Documents as valid and perfected first Liens on the property intended to be covered thereby (subject only to Liens expressly permitted hereunder) and supply all requested information to the Agent necessary for such maintenance.

        SECTION 6.14. Maintain Operating Accounts. Maintain its principal disbursement accounts with Corestates Bank and/or First National Bank of Chicago], maintain all of its operating accounts and cash management arrangements with a bank or banks acceptable to the Agent or as otherwise contemplated by Section 10.01 hereof; and notify the Agent promptly of the closing of any account specified in Schedule 4.14 and the opening up of any new accounts, in detail satisfactory to the Agent.

        SECTION 6.15. Amendments. Promptly supply to the Agent certified copies of any amendments to any Subordinated Indebtedness (subject to Section 7.17 hereof).

        SECTION 6.16. Use of Proceeds. (a) Use all proceeds of each borrowing under the Revolving Commitment and the Term Commitment to pay out-of-pocket fees and expenses incurred by the Borrowers in connection with the financing contemplated hereunder, to provide for working capital requirements and the general corporate purposes of the Borrowers to the extent that such purposes are permitted hereunder and to fund the Wakefern Distribution (as defined in Section 7.04).

        (b) Use all proceeds of the borrowing under the Stock Redemption Facility Commitment to repay a $1,700,000 Revolving Loan borrowing heretofore made by the Borrowers, the proceeds of which were used to fund loans (the "Redemption Loans") by the Borrowers to Parent which were used by Parent to make all or part of the Wakefern Distribution, provided, that such Redemption Loans shall be evidenced by a demand promissory note (the "Redemption Note") to the order of a Borrower, and shall be duly pledged to the Agent as security for the Obligations pursuant to the Pledge Agreement.


VII.  NEGATIVE COVENANTS

        The Parent and each Borrower covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit, or any fee, expense or amount payable hereunder or in connection with any of the Transactions shall be unpaid, it will not and will not cause or permit any of its subsidiaries and, in the case of
Section 7.15 hereof, any ERISA Affiliate to, either directly or indirectly:

        SECTION 7.01. Liens. Incur, create, assume or permit to exist any Lien on any of its property or assets (including the stock of any direct or indirect subsidiary), whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:

        (a) Liens incurred and pledges and deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance, old-age pensions and other social security benefits (not including any lien described in Section 412(m) of the Code);

        (b) Liens imposed by law, such as landlord, carriers', ware-housemen's, mechanics', materialmen's and vendors' liens and other similar liens, incurred in good faith in the ordinary course of business and securing obligations which are not overdue or which are being contested in good faith by appropriate proceedings as to which the Parent or any of its subsidiaries, as the case may be, shall, to the extent required by generally accepted accounting principles consistently applied, have set aside on its books adequate reserves;

        (c) Liens securing the payment of taxes, assessments and governmental charges or levies, that are not delinquent or are being diligently contested in good faith by appropriate proceedings and as to which adequate reserves have been established in accordance with generally accepted accounting principles; provided, however, that in no event shall the aggregate amount of such reserves be less than the aggregate amount secured by such Liens, and provided, further, that the amount secured by such Liens shall at no time exceed an aggregate of $50,000;

        (d) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of real property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord, ground lessor or owner of the leased property, with or without consent of the lessee) which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

        (e) Liens upon any equipment purchased or leased by the Parent or any of its subsidiaries, which Liens are created or incurred by the Parent or any of its subsidiaries (x) as a condition to the financing of such acquisition to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or
   (y) as a condition to the financing of a Capital Expenditure made in cash by the Parent or any of its subsidiaries in order to acquire such equipment, to the extent that such financing is consummated and Lien is granted within forty-five (45) days of the acquisition of such equipment (or, (i) with respect to the aggregate $536,000 in Capital Expenditures made for equipment acquired in October and November of 1995 (the "Point of Sale Capital Expenditures") with respect to the purchase of "point of sale" equipment for use in the Borrower's Edison, NJ store (#573) and Oak Tree Road Store (#513), to the extent such financing (the "Point of Sale Financing") is consummated and Lien is granted by September 15, 1996 and (ii) with respect to the aggregate $6,000,000 in Capital Expenditures made for equipment acquired in June and July of 1996 (the "Montgomery/Marlboro Capital Expenditures") with respect to the acquisition of certain equipment, for use in the Borrower's Montgomery, NJ and Marlboro, NJ stores, to the extent such financing (the "Montgomery/Marlboro Equipment Financing") is consummated and Lien granted by November 2, 1996), in each of (x) and (y) above to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or to secure the repayment of such refinancing as described in clause (y) above (but no other amounts and not in excess of the purchase price or lease payments); provided, however, that any such Lien shall not apply to any other property of the Parent or any of its subsidiaries (other than the proceeds of such equipment and accessions and additions thereto, substitutions therefor, and all replacements thereof); and provided, further, that after giving effect to such purchase, lease or refinancing, compliance is maintained with
   Section 7.07 hereof;

        (f) Liens created in favor of Heller for the benefit of the Secured Parties with respect to Letters of Credit;

        (g) Liens existing on the date of this Agreement and set forth in Schedule 7.01 annexed hereto or set forth in Schedule B to each of the title policies referred to in Section 3.03 hereof and the extension, renewal or refunding of the Indebtedness secured thereby provided, (i) no additional property shall become subject to such Lien, (ii) the amount of the relevant Indebtedness shall not be increased, (iii) the terms thereof and the related interest rate fairly reflect market conditions for companies in businesses and with credit standing similar to the Parent and (iv) such Indebtedness is not more senior in rank than that being so extended, renewed or refunded;

        (h) Liens created in favor of the Agent for the benefit of the Secured Parties;

        (i) Liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, surety, customs and appeal bonds and other obligations of like nature, incurred as an incident to and in the ordinary course of business;

        (j) Liens (excluding Liens on inventory or accounts receivable) securing no more than $50,000;

        (k)  consigned inventory in display cases owned by the consignor;

        (l)  Liens created pursuant to the Asset Redeployment Program;
   or

        (m) Liens created pursuant to the Finova Loan Agreement on all equipment, furniture, machinery and fixtures of the Parent and New Linden located at the premises described below (the "Premises") and all proceeds of and accessions and additions thereto, substitutions therefor (to the extent constituting equipment, furniture, machinery and fixtures) and all replacements thereof (to the extent constituting equipment, furniture, machinery and fixtures), cash and non-cash, including insurance proceeds (the "Finova Collateral").

Premises:         2909 Washington Road
             Parlin, New Jersey

             1306 Centennial Avenue
             Piscataway, New Jersey

             2200 Highway 66
             Neptune, New Jersey

        SECTION 7.02. Sale and Lease-Back Transactions. Other than transactions included in the Asset Redeployment Program pursuant to terms that are reasonably satisfactory to the Agent, enter into any arrangement, directly or indirectly, with any person whereby the Parent or any of its subsidiaries shall sell or transfer any property, real or personal, and used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which the Parent or such subsidiary intends to use for substantially the same purpose or purposes as the property being sold or transferred.

        SECTION 7.03. Indebtedness. Incur, create, assume or permit to exist any Indebtedness other than (i) Indebtedness secured by Liens permitted under Section 7.01 (excluding under Section 7.01(m) and provided, however, that Indebtedness secured by Liens permitted under Section 7.01(e) shall not exceed an aggregate amount of (a) $6,536,000 in new Indebtedness incurred during Fiscal Year 1996; (b) $1,500,000 in new Indebtedness incurred during Fiscal Year 1997; (c) $9,000,000 in new Indebtedness incurred during Fiscal Year 1998; (d) $6,000,000 in new Indebtedness incurred during Fiscal Year 1999; and (e) $3,000,000 in new Indebtedness incurred during Fiscal Year 2000, in each case for the Borrowers and their respective subsidiaries, and provided, further, that to the extent the full amount of permitted Indebtedness as set forth in clauses (a) through (e) above is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year) and any Indebtedness incurred in such immediately succeeding Fiscal Year shall be applied to the reduction of the regularly scheduled amount of permitted Indebtedness as set forth in the foregoing clauses (a) through (e), as the case may be, prior to application of such Indebtedness to such carryover amount),
(ii) Indebtedness (including, without limitation, Guarantees) existing on the date hereof and listed in Schedule 7.03 annexed hereto, but not the increase, extension, renewal or refunding thereof except as indicated in
Section 7.01(g) hereof, (iii) Indebtedness incurred hereunder and under the other Loan Documents, (iv) Indebtedness of the Parent to Wakefern and affiliates of Wakefern required to be incurred under the Wakefern Shareholder Agreement, the Certificate of Incorporation of Wakefern and/or the bylaws of Wakefern, (v) Guarantees constituting the endorsement of negotiable instruments for deposit or collection in the ordinary course of business, (vi) Guarantees of the Obligations, (vii) Subordinated Indebtedness, but not the increase, extension, renewal or refunding thereof except as indicated in Section 7.01(g), (viii) Indebtedness, if any, under
Section 7.02 hereof, (ix)(a) Indebtedness owing by the Parent to either Borrower incurred in the ordinary course of business and Indebtedness owing by the Borrowers to the Parent incurred in the ordinary course of business, in an amount of up to $35,000,000 in the aggregate for all Indebtedness permitted under this clause (ix) (a) and (b) Indebtedness owing by Malverne to the Parent in existence on the Initial Closing Date plus an amount of up to $200,000 in the aggregate at any time outstanding, (x) Indebtedness in a maximum original aggregate principal amount of $4,067,843.53 (minus all payments of principal thereon) owing by the Parent and New Linden to Finova Capital Corporation and its successors and assigns ("Finova") pursuant to the Loan and Security Agreement dated January 25, 1996 as originally in effect (the "Finova Loan Agreement") among the Parent, New Linden and Finova, and (xi) indebtedness to CoreStates with respect to uncollected funds in accordance with past practices.

        SECTION 7.04. Dividends, Distributions and Payments. Declare or pay, directly and indirectly, any cash dividends or make any other distribution, whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any shares of its capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value (or permit any subsidiary to purchase or acquire) any shares of any class of its capital stock or set aside any amount for any such purpose, except that (i) any subsidiary of the Parent may pay dividends to the Parent; (ii) any subsidiary of the Borrowers may pay dividends to a Borrower; (iii) distributions of Common Stock of the Parent may be made to shareholders of the Parent other than Wakefern and its subsidiaries or affiliates; and (iv) the Parent may pay (collectively, the "Wakefern Distribution") (x) during the 1997 Fiscal Year, an aggregate amount not in excess of $1,700,000 to Wakefern Food Corporation ("Wakefern") in consideration for the repurchase of all of the preferred stock of Parent owned by Wakefern; and (y) for the quarter ending
January 31, 1997, a dividend of $34,000 with respect to the preferred stock owned by Wakefern and for the fiscal months ending February, 1997, and March, 1997, a dividend of $11,333 per month with respect to the preferred stock owned by Wakefern. Notwithstanding the foregoing, no redemption or payment referred to herein may be made unless both before and immediately after giving effect thereto, there shall exist and be continuing no Default or Event of Default and all other conditions and restrictions with respect to such redemption or payment under this Agreement shall have been satisfied.

        SECTION 7.05. Consolidations, Mergers and Sales of Assets. Consolidate with or merge into any other person, or sell, lease, transfer or assign to any persons or otherwise dispose of (whether in one transaction or a series of transactions) any portion of its assets (whether now owned or hereafter acquired), or permit another person to merge into it, or acquire all or substantially all the capital stock or assets of any other person except as otherwise permitted by Section 7.02 and 7.06 hereof, except that (a) the Borrowers and their respective subsidiaries may sell any of their inventory in the normal course of their business, (b) subject to Section 2.09 hereof, the Parent and its subsidiaries may enter into transactions described in Schedule 7.05 hereof pursuant to terms that are reasonably acceptable to the Required Lenders and (c) in addition to the foregoing, subject to Section 2.09 hereof, the Parent and its subsidiaries may sell any of their assets for fair market value, provided that the aggregate fair market value of all assets sold under this clause (c) during the period from the Initial Closing Date through and including the Final Maturity Date shall not, without the prior written consent of the Agent, exceed $5,000,000.

        SECTION 7.06. Investments. Own, purchase or acquire any stock, obligations, assets or securities of, or any interest in, or make any capital contribution or loan or advance to, any other person, or make any other investments, except:

        (a) certificates of deposit in dollars of any commercial banks registered to do business in any state of the United States (i) having capital and surplus in excess of $1,000,000,000 and (ii) whose long-term debt rating is at least investment grade as determined by either Standard & Poor's Corporation or Moody's Investor Service, Inc.;

        (b) readily marketable direct obligations of the United States government or any agency thereof which are backed by the full faith and credit of the United States;

        (c) commercial paper at the time of acquisition having the highest rating obtainable from either Standard & Poor's Corporation or Moody's Investor Service, Inc.;

        (d) federally tax exempt securities rated A or better by either Standard & Poor's Corporation or Moody's Investor Service, Inc.;

        (e) investments in the stock of any subsidiary existing on the Amendment and Restatement Date, but not any additional investments therein;

        (f) capital contributions by the Parent or any subsidiary in Wakefern or any Affiliate thereof as required under the certificate of incorporation or bylaws of Wakefern or under the Wakefern
   Shareholder Agreement;

        (g) interest rate protection agreements in a notional amount not exceeding $20,000,000;

        (h) charitable contributions not in excess of $25,000 individually and $100,000 in the aggregate over the term of this Agreement;

        (i) Redemption Loans made prior to the first anniversary of the Amendment and Restatement Date not in excess of an aggregate amount of $1,700,000; and

        (j) loans for which the indebtedness is otherwise permitted under Section 7.03 hereof.

provided that, in each case mentioned in (a), (b), (c) and (d) above, such obligations shall mature not more than one year from the date of acquisition thereof; and provided, further, that Loans may not be used to purchase or otherwise fund the investments described in clauses (a) through and including (e) above.

        SECTION 7.07.  [INTENTIONALLY OMITTED]

        [SECTION 7.08.  INTENTIONALLY OMITTED.

        SECTION 7.09. Debt Service Coverage Ratio. Permit the Debt Service Coverage Ratio of the Parent and its subsidiaries at the end of any fiscal quarter for the four most recent consecutive fiscal quarters (or such lesser period as may be referred to below) of the Parent ending on or prior to the date of determination to be less than 1.00:1.00; provided, however, notwithstanding any noncompliance with the foregoing requirement, the terms of this Section 7.09 shall be deemed to be complied with so long as, at all times during such noncompliance with the foregoing requirement, Undrawn Availability shall equal or exceed $2,500,000.

        SECTION 7.10.  INTENTIONALLY OMITTED.

        SECTION 7.11.  INTENTIONALLY OMITTED.

        SECTION 7.12. Business. Alter the nature of its business as operated on the date of this Agreement in any material respect.

        SECTION 7.13. Sales of Receivables. Sell, assign, discount, transfer, or otherwise dispose of any accounts receivable, promissory notes, drafts or trade acceptances or other rights to receive payment held by it, with or without recourse, except for the purpose of collection or settlement in the ordinary course of business.

        SECTION 7.14. Use of Proceeds. Permit the proceeds of any Credit Event to be used for any purpose which entails a violation of, or is inconsistent with, Regulation G, T, U or X of the Board, or for any purpose other than those set forth in Section 6.16 hereof.

        SECTION 7.15. ERISA. (a) Engage in any transaction in connection with which the Parent, any Borrower or any ERISA Affiliate could be subject to either a material civil penalty assessed pursuant to the provisions of Section 502 of ERISA or a material tax imposed under the provisions of Section 4975 of the Code.

        (b)  Terminate any Pension Plan in a "distress termination" under
Section 4041 of ERISA which could result in a material liability of the Parent, any Borrower or any ERISA Affiliate to the PBGC, or take any other action which could result in a material liability of the Parent, any Borrower or any ERISA Affiliate to the PBGC.

        (c) Fail to make payment when due of all amounts which, under the provisions of any Plan, the Parent, any Borrower or any ERISA Affiliate is required to pay as contributions thereto, or, with respect to any Pension Plan, permit to exist any "accumulated funding deficiency" (within the meaning of Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect thereto.

        (d) Adopt an amendment to any Pension Plan requiring the provision of security under Section 307 of ERISA or Section 401(a)(29) of the Code.

        SECTION 7.16. Accounting Changes. Make, or permit any subsidiary to make any material change in its accounting treatment or financial reporting practices except as required or permitted by generally accepted accounting principles in effect from time to time.

        SECTION 7.17. Prepayment or Modification of Indebtedness; Modification of Charter Documents. (a) Directly or indirectly prepay, redeem, purchase or retire in advance of its scheduled maturity any Indebtedness other than Indebtedness incurred hereunder and other than the repayment of any Indebtedness secured by a Lien on an asset being sold pursuant to the Asset Redeployment Program as permitted under this Agreement. Nothing herein contained shall be deemed to prevent the refinancing of Indebtedness otherwise permitted under Section 7.01(g) of this Agreement.

        (b) Directly or indirectly modify, amend or otherwise alter the terms and provisions of any Subordinated Indebtedness or the Indebtedness under the Finova Loan Agreement.

        (c) Directly or indirectly modify, amend or alter their certificates or articles of incorporation, preferred stock/certificates of designations or by-laws, other than the amendment dated April 4, 1996 to the certificate of incorporation of Parent and filed with the Secretary of State of New Jersey on May 20, 1996.

        SECTION 7.18.  [Intentionally Omitted]

        SECTION 7.19. Transactions with Affiliates. Except as otherwise specifically permitted in this Agreement, directly or indirectly purchase, acquire or lease any property from, or sell, transfer or lease any property to, or enter into any other transaction with, any stockholder, Affiliate or agent of Parent, any subsidiary thereof, or any relative thereof, except at prices and on any terms not less favorable to it than that which would have been obtained in an arm's-length transaction with a non-affiliated third party.

        SECTION 7.20. Consulting Fees. Pay any management, consulting or other fees of any kind to any Affiliate of Parent or any subsidiary thereof, other than salaries to employees consistent with industry practice, legal fees and consulting and investment banking fees, but only to the extent that the payment of the foregoing legal, consulting and investment banking fees complies with Section 7.19.

        SECTION 7.21.  Limitations on Dividends and Other Payments.
Create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any subsidiary of Parent to
(a) pay dividends or make any other distributions on its capital stock or any other equity interest or participation in, or measured by, its profits, owned by Parent or any subsidiary of Parent, or pay any indebtedness owed to, Parent or any subsidiary of Parent, (b) make loans or advances to Parent, or any subsidiary of Parent, or (c) transfer any of its properties or assets to Parent, except for such encumbrances or restrictions existing under or by reason of (i) applicable law or (ii) this Agreement.


VIII.  EVENTS OF DEFAULT

        In case of the happening of any of the following events (herein called "Events of Default"):

        (a) any representation or warranty made or deemed made in or in connection with this Agreement, any of the Security Documents, the Notes or other Loan Documents or any Credit Events hereunder, shall prove to have been incorrect in any material respect when made or deemed to be made;

        (b) default shall be made in the payment of any principal of any Note when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

        (c) default shall be made in the payment of any interest on any Note, any fee or any other amount payable hereunder, or under or with respect to the Notes, Letters of Credit, or any other Loan Document or in connection with any other Credit Event or any of the Transactions when and as the same shall become due and payable;

        (d) (i) default shall be made in the due observance or performance of any covenant, condition or agreement (not within preceding clauses VIII(a) or VIII(b) or within clause VIII(d)(ii)) to be observed or performed on the part of the Parent or any of its subsidiaries pursuant to the terms of this Agreement, any of the Notes, any of the Security Documents or any other Loan Document; or
   (ii) default shall be made on the due observance or performance of Sections 6.01, 6.02, 6.07, 6.09, 6.10, 6.11, 6.12(a), 6.12(b),
   6.12(d), 6.13, 7.12, 7.15 and/or 7.16 of this Agreement, and such default under this clause (d)(ii) shall not be cured by the Borrowers within a period of 10 days after the Parent or any of its subsidiaries becomes aware, or after the Parent of any of its subsidiaries should reasonably have become aware, of such default, whichever is earlier; provided, however, that if such default under this clause (d)(ii) is not curable within such 10 day period then such 10 day period shall be extended by twenty (20) days to a total of thirty (30) days in the event that the Borrowers shall, within such ten (10) day period and continuously thereafter, diligently proceed to cure such default;

        (e) the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency, liquidation or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition,
   (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Parent, such Borrower, such Guarantor, such Grantor or such subsidiary or for a substantial part of its property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take corporate action for the purpose of effecting any of the foregoing;

        (f) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof, or of a substantial part of the property or assets of the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof, under Title 11 of the United States Code or any other Federal state or foreign bankruptcy, insolvency, receivership or similar law,
   (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof or for a substantial part of the property of the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof or (iii) the winding-up or liquidation of the Parent any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof; and such proceeding or petition shall continue undismissed for 45 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 45 days;

        (g) default shall be made with respect to any Indebtedness or obligations under a capitalized lease of the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof, including without limitation under the Finova Loan Agreement, whose unpaid principal payments exceed in the aggregate $100,000 at any time (excluding Indebtedness outstanding hereunder) if the effect of any such default shall be to accelerate, or to permit the holder or obligee of any such Indebtedness or obligations under a capitalized lease (or any trustee on behalf of such holder or obligee) at its option to accelerate, the maturity of such Indebtedness or obligations under a capitalized lease, or if any such Indebtedness or obligations under a capitalized lease shall not be paid when scheduled to be due and payable (taking into account any grace periods);

        (h) (i) a Reportable Event shall have occurred with respect to a Pension Plan, (ii) the filing by the Parent, any Borrower, any ERISA Affiliate, or an administrator of any Plan of a notice of intent to terminate such a Plan in a "distress termination" under the provisions of Section 4041 of ERISA, (iii) the receipt of notice by the Parent, any Borrower, any ERISA Affiliate, or an administrator of a Plan that the PBGC has instituted proceedings to terminate (or appoint a trustee to administer) such a Pension Plan, (iv) any other event or condition exists which might, in the opinion of the Agent, constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan by the PBGC, (v) a Pension Plan shall fail to maintain the minimum funding standard required by Section 412 of the Code for any plan year or a waiver of such standard is sought or granted under the provisions of Section 412(d) of the Code, (vi) except for the withdrawal set forth on Schedule 4.10 with respect to the Tri-State Pension Fund incur a partial or complete withdrawal from a Multiemployer Plan that results in any liability to the Parent, any Borrower, or any ERISA Affiliate; (vii) the Parent, any Borrower or any ERISA Affiliate has incurred, or is likely to incur, a liability under the provisions of
   Section 4062, 4063, 4064, 4201 or 4203 of ERISA, (viii) the Parent, any Borrower or any ERISA Affiliate fails to pay the full amount of an installment required under Section 412(m) of the Code, (ix) the occurrence of any other event or condition with respect to any Plan which would constitute an event of default under any other agreement entered into by the Parent, any Borrower or any ERISA Affiliate, and in each case in clauses (i) through (ix) of this subsection (h), such event or condition, together with all other such events or conditions, if any, could subject the Parent, any Borrower or any ERISA Affiliate to any taxes, penalties or other liabilities which, in the opinion of the Agent, could have a Material Adverse Effect on the financial condition of the Parent, the Borrowers and the ERISA Affiliates taken as a whole;

        (i) the Parent, any Borrower or any ERISA Affiliate (i) shall have been notified by the sponsor of a Multiemployer Plan that it has incurred any material withdrawal liability to such Multiemployer Plan, and (ii) does not have reasonable grounds for contesting such withdrawal liability and is not in fact contesting such withdrawal liability in a timely and appropriate manner;

        (j) a judgment (not reimbursed by insurance policies of the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof or, if an admission of coverage by the applicable insurance company has been issued and delivered to the Agent, if not reimbursable within 45 days of such judgment) or decree for the payment of money, a fine or penalty which when taken together with all other such judgments, decrees, fines and penalties shall exceed $500,000 shall be rendered by a court or other tribunal against the Parent, any Borrower, any Guarantor, any Grantor or any subsidiary of any thereof;

        (k) this Agreement, any Note, any of the Security Documents or other Loan Documents shall for any reason cease to be, or shall be asserted by the Parent, any Borrower, any Guarantor or any Grantor not to be, a legal, valid and binding obligation of the Parent, such Borrower, such Guarantor or such Grantor, as applicable, enforceable in accordance with its terms, or the security interest or Lien purported to be created by any of the Security Documents shall for any reason cease to be, or be asserted by the Parent, any Borrower, any Guarantor or any Grantor not to be, a valid, first priority perfected security interest in any Collateral (except to the extent otherwise permitted under this Agreement or any of the Security Documents);

        (l)  a Change of Control shall occur;

        (m) any violation by the Parent, New Linden or Finova of the Intercreditor Agreement dated as of January 25, 1996 (the
   "Intercreditor Agreement") among Finova, the Parent, New Linden and the Agent; or

        (n) any violation by (x) the Parent, New Linden or Wakefern of the Intercreditor Agreement dated as of September 12, 1996 (the "Wakefern Intercreditor Agreement") among Wakefern, the Parent, New Linden and the Agent or (y) the Parent, New Linden or Wakefern of any agreements in favor of Agent with respect to any charge card or credit card arrangements involving Parent or any subsidiary.

then, and in any such event (other than an event described in paragraph (e) or (f) above), and at any time thereafter during the continuance of such event, the Agent may, and upon the written request of the Required Lenders shall, by written notice (or facsimile notice promptly confirmed in writing) to the Borrowers, take any or all of the following actions at the same or different times: (i) terminate forthwith all or any portion of the Total Commitment and the obligations of Heller to issue Letters of Credit hereunder; and (ii) declare the Notes, any amounts then owing to the Lenders or Heller on account of drawings under any Letters of Credit and all other Obligations to be forthwith due and payable, whereupon the principal of such Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders or Heller on account of drawings under any Letters of Credit and other liabilities of the Borrowers accrued hereunder and all other Obligations, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor, anything contained herein or in the Notes to the contrary notwithstanding; provided, however, that with respect to a default described in paragraph (e) or (f) above, the Total Commitment and the obligation of Heller to issue Letters of Credit shall automatically terminate and the principal of the Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders and Heller on account of drawings under any Letters of Credit and any other liabilities of any Borrower accrued hereunder and all other Obligations shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by each Borrower and each Guarantor, anything contained herein or in the Notes to the contrary notwithstanding.

        During the continuance of an Event of Default, the Agent shall have and may exercise all rights and remedies of a mortgagee or a secured party under the Uniform Commercial Code in effect in the State of New York at such time, whether or not applicable to the affected Collateral, and otherwise, including, without limitation, the right to foreclose the Liens granted herein or in any of the Security Documents by any available judicial procedure and/or to take possession of any or all of the Collateral, the other security for the Obligations and the books and records relating thereto, with or without judicial process; for the purposes of the preceding sentence, the Agent may enter upon any or all of the premises where any of the Collateral, such other security or books or records may be situated and take possession and remove the same therefrom; provided, however, with respect to Events of Default other than under
Section VIII(a), Section VIII(b), Section VIII(c), Section VIII(e), Sec-tion VIII(f) and/or Section VIII(k), in recognition of the obligations of the Parent and its subsidiaries under the Wakefern Shareholder Agreement, the Agent and the Lenders agree that if the Borrower promptly after such Event of Default institutes and maintains asset deployment programs or other actions intended to sell assets of the Parent and subsidiaries (which program and actions shall be sufficient to repay all Obligations under this Agreement and shall be otherwise acceptable to the Agent and the Lenders in their good faith judgment), then the Agent and the Lenders shall not foreclose on any Collateral at any time prior to the date that is sixty days after the Default which gave rise to such Event of Default; provided, however, that all Obligations under this Agreement shall be repaid no later than the expiration of such sixty day period, and provided, further, that the foregoing proviso shall not affect any other rights or remedies of the Agent or any Lender during such sixty day period (including the right to terminate the Commitment and to accelerate all Obligations).

        The Agent shall have the right, in its sole discretion, to determine which rights, Liens or remedies it shall at any time pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of them or any of the Lenders', Heller's or the Agent's rights hereunder or under any other Loan Documents; and any moneys, deposits, accounts, balances or other property which may come into any Lender's, Heller's or the Agent's hands at any time or in any manner, may be retained by such Lender, Heller or the Agent and applied to any of the Obligations.

        In case any one or more Events of Default shall occur and be continuing, the Agent may proceed to protect and enforce its rights or remedies either by suit in equity or by action at law, or both, whether for the specific performance of any covenant, agreement or other provision contained herein or in any document or instrument delivered in connection with or pursuant to this Agreement or any other Loan Document, or to enforce the payment of the Obligations or any other legal or equitable right or remedy.

        No right or remedy herein conferred upon the Lenders, Heller or the Agent is intended to be exclusive of any other right or remedy contained herein or in any instrument or document delivered in connection with or pursuant to this Agreement or any other Loan Document, and every such right or remedy shall be cumulative and shall be in addition to every other such right or remedy contained herein and therein or now or hereafter existing at law or in equity or by statute, or otherwise.

        No course of dealing between the Parent, any Borrower or any Grantor or Guarantor and any Lender, Heller or the Agent or any failure or delay on the part of any Lender, Heller or the Agent in exercising any rights or remedies hereunder or under any other Loan Document shall operate as a waiver of any rights or remedies of the Lenders, Heller or the Agent and no single or partial exercise of any rights or remedies hereunder or under any other Loan Document shall operate as a waiver or preclude the exercise of any other rights or remedies hereunder or under any other Loan Document or of the same right or remedy on a future occasion.

        After the occurrence of an Event of Default and acceleration of the Obligations as herein provided, the proceeds of the Collateral and of property of persons other than the Borrowers and the Grantors securing the Obligations and collections from each Guarantee of the Obligations shall be applied by the Agent to payment of the Obligations in the following order, unless a court of competent jurisdiction shall otherwise direct or if otherwise provided in a Security Document:

             (i) FIRST, to payment of all reasonable costs and expenses of the Agent, Heller and the Lenders incurred in connection with the preservation, collection and enforcement of the Obligations or any Guarantee thereof, or of any of the Liens granted to the Agent pursuant to the Security Documents or otherwise, including, without limitation, any amounts advanced by the Agent, Heller or the Lenders to protect or preserve the Collateral;

            (ii) SECOND, to payment of that portion of the Obligations constituting accrued and unpaid interest and fees and indemnities due and payable under Section 2 hereof, ratably amongst the Agent, Heller and the Lenders in accordance with the proportion which the accrued interest and fees and indemnities due and payable under Section 2 hereof constituting the Obligations owing to the Agent, Heller and each such Lender at such time bears to the aggregate amount of accrued interest and fees and indemnities payable under Section 2 hereof constituting the Obligations owing to the Agent, Heller and all of the Lenders at such time until such interest, fees and indemnities shall be paid in full;

           (iii) THIRD, to the Agent on behalf of Heller in an amount equal to 105% of the then aggregate undrawn amount of all outstanding Letters of Credit to be held by the Agent for the payment of the Obligations with respect thereto when and if due and payable;

            (iv) FOURTH, to payment of the principal of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit), ratably amongst the Lenders and Heller in accordance with the proportion which the principal amount of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit) owing to each such Lender and Heller bears to the aggregate principal amount of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit) owing to all of the Lenders and Heller until such principal of the Obligations shall be paid in full;

             (v) FIFTH, to the payment of all other Obligations, ratably amongst the Lenders in accordance with the proportion which the amount of such other Obligations owing to each such Lender bears to the aggregate principal amount of such other Obligations owing to all of the Lenders until such other Obligations shall be paid in full; and

            (vi) SIXTH, the balance, if any, after all of the Obligations have been satisfied, shall, except as otherwise provided in the Security Documents, be deposited by the Agent in an operating account of the Borrowers with the Agent designated by the Borrowers, or paid over to such other person or persons as may be required by law.

        In the event that the amount of monies received by the Agent under clause (iii) above with respect to a Letter of Credit for which there are undrawn amounts at the time of the Agent's receipt of such monies shall exceed the amount of actual payments Heller shall have made with respect to drawings under such Letter of Credit after the Agent's receipt of such monies, which determination shall be made after such Letter of Credit has been terminated or has expired, then the Agent shall apply such excess monies and cash collateral in accordance with the immediately preceding paragraph.

        The Borrowers and the Guarantors acknowledge and agree that they shall remain liable to the extent of any deficiency between the amount of the proceeds of the Collateral and collections under the Guarantees of the Obligations and the aggregate amount of the sums referred to in the first through fifth clauses above.


IX.     AGENT

        In order to expedite the transactions contemplated by this Agreement, Heller Financial, Inc. is hereby appointed to act as Agent on behalf of the Lenders. Each of the Lenders and each subsequent holder of any Note or issuer of any Letter of Credit by its acceptance thereof, irrevocably authorizes the Agent to take such action on its behalf and to exercise such powers hereunder and under the Security Documents and other Loan Documents as are specifically delegated to or required of the Agent by the terms hereof and the terms thereof together with such powers as are reasonably incidental thereto. Neither the Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted to be taken by it or them hereunder or under any of the Security Documents and other Loan Documents or in connection herewith or therewith
(a) at the request or with the approval of the Required Lenders (or, if otherwise specifically required hereunder or thereunder, the consent of all the Lenders) or (b) in the absence of its or their own gross negligence, bad faith or willful misconduct.

        The Agent is hereby expressly authorized on behalf of the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received, (b) to distribute to each Lender copies of all notices, agreements and other material as provided for in this Agreement or in the Security Documents and other Loan Documents as received by such Agent and (c) to take all actions with respect to this Agreement and the Security Documents and other Loan Documents as are specifically delegated to the Agent.

        In the event that (a) the Borrowers fail to pay when due the principal of or interest on any Note, any amount payable under or with respect to any Letter of Credit, or any fee payable hereunder or (b) the Agent receives written notice of or otherwise becomes aware of the occur-rence of a Default or an Event of Default, the Agent shall promptly give written notice thereof to the Lenders, and shall take such action with respect to such Event of Default or other condition or event as it shall be directed to take by the Required Lenders (but shall not be required to take any such actions which violate any law or any term of this Agreement or any other Loan Document); provided, however, that, unless and until the Agent shall have received such directions, the Agent may take such action or refrain from taking such action hereunder or under the Security Documents or other Loan Documents with respect to a Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

        The Agent shall not be responsible in any manner to any of the Lenders for the effectiveness, enforceability, perfection, value, genui-neness, validity or due execution of this Agreement, the Notes or any of the other Loan Documents or Collateral or any other agreements or certificates, requests, financial statements, notices or opinions of counsel or for any recitals, statements, warranties or representations contained herein or in any such instrument or be under any obligation to ascertain or inquire as to the performance or observance of any of the terms, provisions, covenants, conditions, agreements or obligations of this Agreement or any of the other Loan Documents or any other agreements on the part of any Borrower or any Guarantor and, without limiting the generality of the foregoing, the Agent shall, in the absence of knowledge to the contrary, be entitled to accept any certificate furnished pursuant to this Agreement or any of the other Loan Documents as conclusive evidence of the facts stated therein and shall be entitled to rely on any note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order or other document which it believes in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. It is understood and agreed that the Agent may exercise its rights and powers under other agreements and instruments to which it is or may be a party, and engage in other transactions with any Borrower or any Guarantor, as though it were not Agent of the Lenders hereunder.

        Neither the Agent nor any of its directors, officers, employees or agents shall have any responsibility to any Borrower or any Guarantor on account of the failure or delay in performance or breach by any Lender other than the Agent of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or any Borrower or any Guarantor of any of their respective obligations hereunder or in connection herewith.

        The Agent may consult with legal counsel selected by it in connection with matters arising under this Agreement or any of the other Loan Documents and any action taken or suffered in good faith by it in accordance with the opinion of such counsel shall be full justification and protection to it. The Agent may exercise any of its powers and rights and perform any duty under this Agreement or any of the other Loan Documents through agents or attorneys.

        The Agent and the Borrowers may deem and treat the payee of any Note as the holder thereof until written notice of transfer shall have been delivered as provided herein by such payee to the Agent and the Borrowers.

        With respect to the Loans made hereunder, the Notes issued to it and any other Credit Event applicable to it, the Agent in its individual capacity and not as an Agent shall have the same rights, powers and duties hereunder and under any other Loan Document executed in connection herewith as any other Lender and may exercise the same as though it were not the Agent, and the Agent and its affiliates may accept deposits from, lend money to and generally engage in any kind of business with any Borrower, any Guarantor or other affiliate thereof as if it were not the Agent.

        Each Lender agrees (i) to reimburse the Agent in the amount of such Lender's pro rata share (based on its Total Commitment hereunder) of any expenses incurred for the benefit of the Lenders by the Agent, including counsel fees and compensation of agents paid for services rendered on behalf of the Lenders, not reimbursed by the Borrowers and
(ii) to indemnify and hold harmless the Agent and any of its directors, officers, employees or agents, on demand, in the amount of its pro rata share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it or such directors, officers, employees or agents in its or their capacity as, or acting on behalf of, the Agent in any way relating to or arising out of this Agreement or any of the other Loan Documents or any action taken or omitted by it or any of them under this Agreement or any of the other Loan Documents, to the extent not reimbursed by the Borrowers; provided, however, that no Lender shall be liable to the Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgment, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Agent or any of its directors, officers, employees or agents.

        Each Lender acknowledges that it has, independently and without reliance upon the Agent, Heller or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and any other Loan Document to which such Lender is party. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, Heller or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document, any related agreement or any document furnished hereunder. Each Lender further acknowledges that Agent does not, and shall not, have (i) a fiduciary duty or (ii) any other duties toward any Lender, except such duties as are expressly delineated in this Agreement.

        Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by notifying the Lenders and the Borrowers. Upon any such resignation, the Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by such Lenders and shall have accepted such appointment within 30 days after the retiring Agent gives notice of its resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which shall be a bank with an office (or an affiliate with an office) in New York, New York, having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor bank, such successor shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent and the retiring Agent shall be discharged from its duties and obligations hereunder and under each of the other Loan Documents. After any Agent's resignation hereunder, the provisions of this Article shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.

        The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by the Agent pursuant to the provisions of this Agreement or any of the other Loan Documents unless it shall be requested in writing to do so by the Required Lenders (and the Agent shall not be obligated to take any such requested action which violates applicable law or any terms of this Agreement or any other Loan Document).


X.  CASH RECEIPTS COLLECTION

        SECTION 10.01. Collection of Cash. (a) The Parent and its subsidiaries will, at their own cost and expense, cause all payments received by them from any source, whether in the form of cash, checks, notes, drafts, bills of exchange, money orders, credit card payments, debit card payments or otherwise (referred to herein as "Payments"), (i) (net of ordinary course petty cash payments and ordinary course payroll check cashing payments made at the stores of the Parent and its subsidiaries to employees of the Parent and its subsidiaries) to be deposited daily (or, with respect to checks received at the offices of the Parent and its subsidiaries, pursuant to the ordinary course of business of the Parent, but no less often than weekly) in precisely the form received (but with any endorsements of the Parent and its subsidiaries necessary for deposit or collection) in one or more bank accounts maintained by the Parent and its subsidiaries and acceptable to the Agent in which only the Payments will be deposited, (ii) to be transferred (net of any rights of setoff in favor of any depository institutions to the extent agreed to in writing by Agent and the Parent) daily from the accounts referred to in clause (i) to one or more concentration accounts designated by the Agent with a bank acceptable to the Agent in which only the Payments will be deposited, and
(iii) cause the Payments to be transferred daily from the concentration accounts referred to in clause (ii) to an account of the Agent, such Payments to be subject to withdrawal by the Agent only, as hereinafter provided. Until such Payments are deposited with the Agent in accordance with the prior sentence, such Payments shall be deemed to be held in trust by the Parent and its subsidiaries for and as the Lenders' property and shall not be commingled with the other funds of the Parent and its subsidiaries. All Payments that are deposited with the Agent in accordance with the foregoing will, if deposited by 1:00 p.m. (New York time), be applied by the Agent to reduce the outstanding balance of the Revolving Loans and thereafter other Obligations then due and payable, subject to final collection in cash of the item deposited and subject to Section 2.09. Each bank requested by the Agent at which an account referred to in clause (i) of the first sentence of this Section 10.01(a) is maintained and each bank at which a concentration account referred to in clause (ii) of such sentence shall execute and deliver to the Agent such agreements, in form and substance satisfactory to the Agent, as the Agent shall request with respect to such accounts, including, without limitation, with respect to prohibitions on the Parent and its subsidiaries withdrawing funds from such accounts or otherwise directing or modifying actions with respect to such accounts.

        Upon the occurrence and continuance of an Event of Default, the Agent may send a notice of assignment and/or notice of the Agent's security interest to any and all third parties holding or otherwise concerned with any of the Collateral, and thereafter the Agent shall have the sole right to collect and/or take possession of the Collateral and the books and records relating thereto.

        (b) (i) The Parent and each Borrower hereby constitutes the Agent or the Agent's designee as such person's attorney-in-fact with power to endorse its name upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or Collateral that may come into its possession; upon the occurrence and during the continuation of an Event of Default, to open and dispose of all mail received by the Parent and its subsidiaries and to notify the Postal Service authorities to change the address for delivery of mail addressed to such person to such address as the Agent may designate; and to do all other acts and things necessary to carry out this Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission, for any error of judgment or for any mistake of fact or law, provided that the Agent or its designee shall not be relieved of liability to the extent it is determined by a final judicial decision that its act, error or mistake constituted gross negligence, bad faith or willful misconduct. This power of attorney being coupled with an interest is irrevocable until all of the Obligations are paid in full and this Agreement and the Total Commitment is terminated.

            (ii) The Agent, without notice to or consent of the Parent or any Borrower, upon the occurrence and during the continuance of an Event of Default, shall have the right to receive, endorse, assign and/or deliver in its name or the name of the Parent or any Borrower any and all checks, drafts and other instruments for the payment of money relating to the Collateral, and the Parent and each Borrower hereby waives notice of presentment, protest and non-payment of any instrument so endorsed.

        (c) Nothing herein contained shall be construed to constitute the Parent or any Borrower as agent of the Agent for any purpose whatsoever, and the Agent shall not be responsible or liable for any shortage, discrepancy, damage, loss or destruction of any part of the Collateral wherever the same may be located and regardless of the cause thereof (except to the extent it is determined by a final judicial decision that the Agent's or a Lender's act or omission constituted gross negligence, bad faith or willful misconduct). The Agent and the Lenders shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Collateral or for any damage resulting therefrom (except to the extent it is determined by a final judicial decision that the Agent's or such Lender's error, omission or delay constituted gross negligence, bad faith or willful misconduct). The Agent and the Lenders do not, by anything herein or in any assignment or otherwise, assume the Parent's or any Borrower's obligations under any contract or agreement assigned to the Agent or the Lenders, and the Agent and the Lenders shall not be responsible in any way for the performance by the Parent or any Borrower of any of the terms and conditions thereof.

        (d) If any of the Collateral includes a charge for any tax payable to any governmental tax authority, the Agent is hereby authorized (but in no event obligated) in its discretion to pay the amount thereof to the proper taxing authority for the account of the Borrowers and to charge the Borrowers' account therefor. The Borrowers shall notify the Agent if any Collateral include any tax due to any such taxing authority and, in the absence of such notice, the Agent shall have the right to retain the full proceeds of such Collateral and shall not be liable for any taxes that may be due from the Borrowers by reason of the sale of any of the Collateral.


        SECTION 10.02. Monthly Statement of Account. The Agent shall render to the Borrowers each month a statement of the Borrowers' account, which shall constitute an account stated and shall be deemed to be correct and accepted by and be binding upon the Borrowers unless the Agent receives a written statement of the Borrowers' exceptions within 30 days after such statement was rendered to the Borrowers.

        SECTION 10.03. Collateral Custodian. Upon the occurrence and continuance of an Event of Default, the Agent may at any time and from time to time employ and maintain in the premises of the Parent and/or the Borrowers a custodian selected by the Agent who shall have full authority to do all acts necessary to protect the Agent's and Lenders' interests and to report to the Agent thereon. The Parent and each Borrower hereby agrees to cooperate with any such custodian and to do whatever the Agent may reasonably request to preserve the Collateral. All costs and expenses incurred by the Agent by reason of the employment of the custodian shall be charged to the Borrowers' account and added to the Obligations.


XI.  MISCELLANEOUS

        SECTION 11.01. Notices. Notices, consents and other communications provided for herein shall be in writing and shall be delivered or mailed by certified mail return receipt requested (or in the case of telex or facsimile communication, delivered by telex, graphic scanning, telecopier or other telecommunications equipment, with receipt confirmed with a copy mailed as aforesaid) addressed,

        (a) if to the Parent, any Borrower, Guarantor, or Grantor, at 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728,
   Attention: Mr. Joseph Saker, President and Mr. Michael Shapiro, Senior Vice President, with a copy to Giordano, Halleran & Ciesla, P.C., 125 Half Mile Road, Middletown, New Jersey 07748, Attention:
   John A. Aiello, Esq.;

        (b) if to the Agent, at Heller Financial, Inc., 500 West Monroe Street, Chicago, Illinois 60661, Attention: Mr. Dwayne Coker; and

        (c) if to any Lender, at the address set forth below its name in Schedule 2.01 annexed hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if hand delivered or three days after being sent by registered or certified mail, postage prepaid, return receipt requested, if by mail, or upon receipt if by any telex, facsimile or other telecommunications equipment, in each case addressed to such party as provided in this Section 11.01 or in accordance with the latest unrevoked direction from such party.

        SECTION 11.02.  Survival of Agreement.  All covenants,
agreements, representations and warranties made by the Parent or any of its subsidiaries herein and in the certificates or other instruments prepared or delivered in connection with this Agreement, any of the Security Documents or any other Loan Document, shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans and the execution and delivery to the Lenders of the Notes and occurrence of any other Credit Event and shall continue in full force and effect as long as the principal of or any accrued interest on the Notes or any other fee or amount payable under the Notes or this Agreement or any other Loan Document is outstanding and unpaid and so long as the Total Commitment has not been terminated.

        SECTION 11.03.  Successors and Assigns; Participations.
(a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Parent, any Borrower, any Guarantor, any Grantor, any ERISA Affiliate, any subsidiary of any thereof, the Agent or the Lenders, that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. Without limiting the generality of the foregoing, each Borrower specifically confirms that any Lender may at any time and from time to time pledge or otherwise grant a security interest in any Loan or any Note (or any part thereof) to any Federal Reserve Bank. The Borrowers may not assign or transfer any of their rights or obligations hereunder without the written consent of all the Lenders.

        (b) Each Lender, without the consent of the Borrowers, may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Loans owing to it and interest in undrawn Letters of Credit and the Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment), shall remain unchanged,
(ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the banks or other entities buying participations shall be entitled to the cost protection provisions contained in Sections 2.10(a) (except to the extent that application of such Section 2.10(a) to such banks and entities would cause any Borrower to make duplicate payments thereunder), and 2A.04 hereof, but only to the extent any of such Sections would be available to the Lender which sold such participation, and (iv) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement; provided, further, however, that each Lender shall retain the sole right and responsibility to enforce the obligations of the Parent, the Borrowers, Grantors and the Guarantors relating to the Loans, including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement, other than amendments, modifications or waivers with respect to any fees payable hereunder or the amount of principal or the rate of interest payable on, or the dates fixed for any payment of principal of or interest on, the Loans in which such entity is participating or the release of all Collateral.

        (c) Each Lender may assign and delegate to any one or more banks or other entities with the prior written consent of the Borrowers (which shall not be unreasonably withheld or delayed) and the Agent (which shall not be unreasonably withheld or delayed), all or a portion of its interests, rights and obligations under this Agreement and the other Loan Documents (including, without limitation, all or a portion of its Commitment and the same portion of the Loans and interest in undrawn
Letters of Credit at the time owing to it and the Note or Notes held by
it), provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of all of the assigning Lender's rights and obligations under this Agreement, which shall include the same percentage interest in the Revolving Loans, Term Loan and Stock Redemption Loans, interest in undrawn and unreimbursed Letters of Credit and Notes,
(ii) the amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall be in a minimum principal amount of $10,000,000 (provided that this clause (ii) shall have no force and effect in the event that an Event of Default shall have been in existence for greater than sixty (60) days after written notice by the Agent to the Borrower of such Event of Default, unless such Event of Default shall have been waived) and (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance, together with any Note subject to such assignment and a processing and recordation fee of $2,500 and, provided, further, that Heller shall at all times retain for its own account not less than fifty-one percent (51%) of the Total Commitment. Upon such execution, delivery, acceptance and recording and after receipt of the written consent of the Agent, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (x) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the other Loan Documents and (y) the Lender which is assignor thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement with respect to the period after the date of such assignment (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

        (d) By executing and delivering an Assignment and Acceptance, the Lender which is assignor thereunder and the assignee thereunder confirm to, and agree with, each other and the other parties hereto as follows:
(i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereunder free and clear of any adverse claim, such Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, perfection, genuineness, sufficiency or value of this Agreement, the other Loan Documents or any Collateral with respect thereto or any other instrument or document furnished pursuant hereto or thereto; (ii) such Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Parent, any Borrower, or any Grantor or Guarantor or the performance or observance by the Parent, any Borrower, Grantor or the Guarantor of any of their respective obligations under this Agreement, any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee confirms that it has received a copy of this Agreement and of the other Loan Documents, together with copies of financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance;
(iv) such assignee will, independently and without reliance upon the Agent, such Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as the Agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

        (e)  The Agent shall maintain at its address referred to in
Section 11.01 hereof a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Agent and the Lenders may treat each person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice.

        (f) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee together with any Note or Notes subject to such assignment and the written consent to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is precisely in the form of Exhibit F annexed hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Lenders and the Borrowers. Within five (5) Business Days after receipt of such notice, the Borrowers, at their own expense, shall execute and deliver to the Agent in exchange for each surrendered Note or Notes a new Note or Notes to the order of such assignee in an amount equal to its portion of the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained any Commitment hereunder, a new Note or Notes to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surren-dered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A or Exhibit B-1, as the case may be. Notes surrendered to the Borrowers shall be canceled by the Borrowers.

        (g) Notwithstanding any other provision herein, any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 11.03, disclose to the assignee or participant or proposed assignee or participant, any information, including, without limitation, any Information, relating to any Borrower, any Grantor or any Guarantor furnished to such Lender by or on behalf of any Borrower in connection with this Agreement; provided, however, that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any confidential Information relating to the Borrowers received from such Lender. The Parent, the Borrowers and the Guarantors agree to cooperate with, and assist, each Lender with respect to the syndication of the Commitments both prior to and after the Amendment and Restatement Date. Such cooperation and assistance shall include, without limitation, making available senior officers of the Parent and the Borrowers for meetings with prospective assignees.

        SECTION 11.04. Expenses; Indemnity. (a) Each Borrower agrees to pay all reasonable out-of-pocket expenses incurred by the Agent in connection with the preparation of this Agreement, the Security Documents, the Notes and the other Loan Documents or with any amendments, modifications, waivers, extensions, renewals, renegotiations or work-outs of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Agent, Heller or any of the Lenders in connection with the enforcement or protection of its rights in connection with this Agreement or any of the other Loan Documents or with the Loans made or the Notes or Letters of Credit issued hereunder, or in connection with any pending or threatened action, proceeding, or investigation relating to the foregoing, including but not limited to the reasonable fees and disbursements of counsel for the Agent, Heller and each Lender and ongoing field examination expenses and charges. Without limitation of the foregoing, each Borrower hereby agrees to reimburse the Agent for any and all costs and expenses incurred in connection with audits and field exams of the Parents' and its subsidiaries' property, assets, business and operations performed at the request of the Agent by an independent party selected by the Agent. Each Borrower further indemnifies the Lenders and Heller from and agrees to hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement, the Notes or the making of any Credit Events.

        (b) Each Borrower indemnifies the Agent, Heller and each Lender and their respective directors, officers, employees and agents against, and agrees to hold the Agent, Heller, each Lender and each such person harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against the Agent, Heller, the Lender or any such person arising out of, in any way connected with, or as a result of (i) the use of any of the proceeds of the Loans or of any Letter of Credit, (ii) this Agreement, any of the Security Documents, or the other documents contemplated hereby or thereby, except, as to any Lender, as a result of a breach thereof by such Lender (iii) the performance by the parties hereto and thereto of their respective obligations hereunder and thereunder (including but not limited to the making of the Total Commitment) and consummation of the transactions contemplated hereby and thereby, (iv) breach of any representation or warranty, or (v) any claim, litigation, investigation or proceedings relating to any of the foregoing, whether or not the Agent, Heller, any Lender or any such person is a party thereto; provided, however, that such indemnity shall not, as to the Agent, Heller or any Lender, apply to any such losses, claims, damages, liabilities or related expenses to the extent that they result from the gross negligence, bad faith or willful misconduct of the Agent, Heller or any Lender.

        (c) Each Borrower indemnifies, and agrees to defend and hold harmless the Agent, Heller and the Lenders and their respective officers, directors, shareholders, agents and employees (collectively, the "Indemnitees") from and against any loss, cost, damage, liability, lien, deficiency, fine, penalty or expense (including, without limitation, reasonable attorneys' fees and reasonable expenses for investigation, removal, cleanup and remedial costs and modification costs incurred to permit, continue or resume normal operations of any property or assets or business of any Borrower or any subsidiary thereof) arising from a violation of, or failure to comply with any Environmental Law and to remove any Lien arising therefrom except to the extent caused by the gross negligence, bad faith or willful misconduct of any Indemnitee, which any of the Indemnitees may incur or which may be claimed or recorded against any of the Indemnitees by any person.

        (d) The provisions of this Section 11.04 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or the Notes, or any investigation made by or on behalf of the Agent, Heller or any Lender. All amounts due under this Section 11.04 shall be payable on written demand therefor.

        SECTION 11.05. Applicable Law. THIS AGREEMENT AND THE NOTES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK (OTHER THAN THE CONFLICTS OF LAWS PRINCIPLES THEREOF).

        SECTION 11.06. Right of Setoff. If an Event of Default shall have occurred and be continuing, upon the request of the Required Lenders each Lender and Heller shall and is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or Heller to or for the credit or the account of the Parent or any subsidiary thereof against any and all of the Obligations, the Notes held by such Lender or any other Loan Document, irrespective of whether or not such Lender or Heller shall have made any demand under this Agreement, the Notes or such other Loan Document and although such obligations may be unmatured. Each Lender agrees to notify promptly the Agent and the Borrowers after any such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender and Heller under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which may be available to such Lender or Heller.

        SECTION 11.07. Payments on Business Days. (a) Should the principal of or interest on the Notes or any fee or other amount payable hereunder become due and payable on other than a Business Day, payment in respect thereof may be made on the next succeeding Business Day (except as otherwise specified in the definition of "Interest Period"), and such extension of time shall in such case be included in computing interest, if any, in connection with such payment.

        (b) All payments by any Borrower and any Guarantor hereunder and all Loans made by the Lenders hereunder shall be made in lawful money of the United States of America in immediately available funds at the office of the Agent set forth in Section 11.01 hereof.

        SECTION 11.08.  Waivers; Amendments; Final Maturity Date.  (a)
No failure or delay of the Agent, any Lender or Heller in exercising any power or right hereunder or under any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent, the Lenders and Heller hereunder or under any other Loan Document are cumulative and not exclusive of any rights or remedies which they may otherwise have. No waiver of any provision of this Agreement or the Notes nor consent to any departure by the Parent, any Borrower or any Guarantor therefrom shall in any event be effective unless the same shall be author-ized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Parent, any Borrower or any Guarantor in any case shall entitle it to any other or further notice or demand in similar or other circumstances. Each holder of any of the Notes shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

        (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, (i) that no such agreement shall (A) change the principal amount of, or extend or advance the maturity of or the dates for the payment of principal of or interest on, any Note or fees payable hereunder or reduce the rate of interest on any Note or fees payable hereunder, without the consent of each holder affected thereby, (B) change the Commitment of any Lender or amend or modify the provisions of this
Section 11.08, Section 2.01, Section 2.06, Section 2.11, Section 6.16,
Section 11.04 or Section 2A.06 hereof or the definition of "Required Lenders," or (C) release any substantial portion of the Collateral, in each case without the prior written consent of each Lender affected thereby except that the Agent may, without the prior written consent of any Lender, release Collateral permitted to be sold pursuant to the terms of Sections 7.02 and 7.05 hereof and (ii) that no such agreement shall amend, modify or otherwise affect the rights or duties of the Agent or Heller under this Agreement or the other Loan Documents without the written consent of the Agent. Each Lender and holder of any Note shall be bound by any modification or amendment authorized by this Section regardless of whether its Notes shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this Section shall bind any person subsequently acquiring a Note from it, whether or not such Note shall be so marked.

        (c) The Final Maturity Date shall be extended for successive one-year periods, with the prior written consent of the Borrowers and all of the Lenders for each such one-year extension (the Parent hereby agreeing to give the Agent and the Lenders no more than ninety (90), and no less than sixty (60), days' prior written notice of any request for extension). Notwithstanding that this Agreement may not be extended, the Obligations shall continue in full force and effect, and the duties, covenants and other liabilities of the Borrowers hereunder and under the other Loan Documents shall continue in full force and effect until all Obligations have been paid in full.

        SECTION 11.09. Severability. In the event any one or more of the provisions contained in this Agreement or in the Notes should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

        SECTION 11.10. Entire Agreement; Waiver of Jury Trial, etc. (a) This Agreement, the Notes, the Fee Letter and the other Loan Documents constitute the entire contract between the parties hereto relative to the subject matter hereof. Any previous agreement among the parties hereto with respect to the Transactions is superseded by this Agreement, the Notes, the Fee Letter and the other Loan Documents. Except as expressly provided herein or in the Notes, the Fee Letter or the Loan Documents (other than this Agreement), nothing in this Agreement, the Notes, the Fee Letter or in the other Loan Documents, expressed or implied, is intended to confer upon any party, other than the parties hereto, any rights, remedies, obligations or liabilities under or by reason of this Agreement, the Notes or the other Loan Documents.

        (b) EXCEPT AS PROHIBITED BY LAW, EACH PARTY HERETO HEREBY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE NOTES, ANY OF THE OTHER LOAN DOCUMENTS OR THE TRANSACTIONS.

        (c) Except as prohibited by law, each party hereto hereby waives any right it may have to claim or recover in any litigation referred to in paragraph (b) of this Section 11.10 any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages.

        (d) Each party hereto (i) certifies that no representative, agent or attorney of any Lender has represented, expressly or otherwise, that such Lender would not, in the event of litigation, seek to enforce the foregoing waivers and (ii) acknowledges that it has been induced to enter into this Agreement, the Notes or the other Loan Documents, as applicable, by, among other things, the mutual waivers and certifications herein.

        SECTION 11.11. Confidentiality. The Agent and the Lenders agree to keep confidential (and to cause their respective officers, directors, employees, agents, advisors, consultants and representatives to keep confidential) all information, materials and documents furnished by or on behalf of the Parent or any of its subsidiaries to the Agent or any Lender (the "Information"). Notwithstanding the foregoing, the Agent and each Lender shall be permitted to disclose Information (i) to such of its officers, counsel, directors, employees, agents, advisors, consultants and representatives as need to know such Information in connection with its participation in any of the Transactions or the administration of this Agreement or the other Loan Documents with instructions to maintain the confidentiality thereof; (ii) to the extent required by applicable laws and regulations or by any subpoena or similar legal process, or requested by any governmental agency or authority (the Agent and each Lender receiving such subpoena or similar legal process agrees to use reasonable efforts to promptly furnish the Borrowers with a copy thereof); (iii) to the extent such Information (A) becomes publicly available other than as a result of a breach of this Agreement, (B) becomes available to the Agent or such Lender on a non-confidential basis from a source other than the Parent, any Borrower, any Guarantor, any Grantor or any of their respective subsidiaries or (C) was available to the Agent or such Lender on a non-confidential basis prior to its disclosure to the Agent or such Lender by the Parent, any Borrower, any Guarantor, any Grantor or any of their respective subsidiaries; (iv) to the extent the Parent, any Borrower, any Guarantor or any of their respective subsidiaries shall have consented to such disclosure in writing; (v) in connection with the sale of any Collateral pursuant to the provisions of any of the other Loan Documents; or (vi) pursuant to Section 11.03(g) hereof.

        SECTION 11.12. Submission to Jurisdiction. (a) Any legal action or proceeding with respect to this Agreement or the Notes or any other Loan Document may be brought in state courts located in the City of New York or of the United States of America for the Southern District of New York, and, by execution and delivery of this Agreement, the Parent, each Borrower and each of the Guarantors hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction of the aforesaid courts.

        (b) The Parent, each Borrower and each of the Guarantors hereby irrevocably waive, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which they may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions.

        (c) The Parent, each Borrower and each of the Guarantors hereby irrevocably consent to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to each such person, as the case may be, at its address set forth in Section 11.01 hereof.

        (d) Nothing herein shall affect the right of the Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against the Parent, any Borrower or any Guarantor in any other jurisdiction.

        SECTION 11.13.  Counterparts; Facsimile Signature.  This
Agreement may be executed in counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered to the Agent. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed signature page hereto.

        SECTION 11.14. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

        SECTION 11.15. Defaulting Lender. (a) Notwithstanding anything to the contrary contained herein, in the event that any Lender (x) refuses (which refusal constitutes a breach by such Lender of its obligations under this Agreement and which has not been retracted) to make available its portion of any Loan or (y) notifies the Agent and/or the Borrower that it does not intend to make available its portion of any Loan (if the actual refusal would constitute a breach by such Lender of its obligations under this Agreement and which has not been retracted) (each, a "Lender Default"), all rights and obligations hereunder of the Lender (a "Defaulting Lender") as to which a Lender Default is in effect and of the other parties hereto shall be modified to the extent of express provisions of this Section 11.15 while such Lender Default remains in effect.

        (b) Loans shall be incurred pro rata from the Lenders (the "Non-Defaulting Lenders") which are not Defaulting Lenders based on their respective Revolving Commitments and/or Stock Redemption Facility Commitment, and no Revolving Commitment or Stock Redemption Facility Commitment of any Lender or any pro rata share of any Loans required to be advanced by any Lender shall be increased as a result of such Lender Default. Amounts received in respect of principal of the Loans shall be applied to reduce the Loans of each of the Lenders pro rata based on the aggregate of the outstanding Loans of all of the Lenders at the time of such application; provided that, such amount shall not be applied to any Loan of a Defaulting Lender at any time when, and to the extent that, the aggregate amount of Loans of any Non-Defaulting Lender exceeds such Non-Defaulting Lenders' pro rata share of all Loans then outstanding.

        (c) The Lenders shall participate in Letters of Credit on the basis of their respective pro rata shares, and no participation or reimbursement obligation of any Lender shall be increased as a result of a failure of any Defaulting Lender to reimburse the Agent on Heller's behalf with respect to any amounts drawn on or otherwise payable with respect to any Letters of Credit (the amount that any such Defaulting Lender has failed to reimburse is hereinafter referred to as such Defaulting Lender's "Unreimbursed Amount"). Until such Defaulting Lender has reimbursed the Agent on Heller's behalf for any Unreimbursed Amount owed by it, all payments and other amounts received from any source with respect to the Obligations or otherwise under or in connection with the Agreement (including any letter of credit fees) which would otherwise be payable to such Defaulting Lender will instead be paid to the Agent for the benefit of Heller for application to such Unreimbursed Amount until such Unreimbursed Amount has been paid in full. A Defaulting Lender shall not be entitled to receive any portion of the Commitment Fee, the letter of credit fees or any other fees payable in connection with this Agreement, or any indemnity arising from its commitment to make Loans and/or participate in Letters of Credit.

        (d) A Defaulting Lender shall not be entitled to give instructions to the Agent or to approve, disapprove, consent to or vote on any matters relating to this Agreement and the Loan Documents. All amendments, waivers and other modifications of this Agreement and the Loan Documents may be made without regard to a Defaulting Lender and, for purposes of the definition of "Required Lenders", a Defaulting Lender shall be deemed not to be a Lender, not to have a Revolving Commitment, not to have a Term Commitment, not to have a Stock Redemption Facility Commitment and not to have Loans outstanding.

        (e) Other than as expressly set forth in this Section 11.15, the rights and obligations of a Defaulting Lender (including the obligation to indemnify the Agent) and the other parties hereto shall remain unchanged. Nothing in this Section 11.15 shall be deemed to release any Defaulting Lender from its Revolving Commitment or Stock Redemption Facility Commitment hereunder, shall alter such Revolving Commitment or Stock Redemption Facility Commitment, shall operate as a waiver of any default by such Defaulting Lender hereunder, or shall prejudice any rights which the Borrowers, the Agent or any Lender may have against any Defaulting Lender as a result of any default by such Defaulting Lender hereunder.

        (f) In the event the Defaulting Lender is able to retroactively cure to the satisfaction of the Agent and with the consent of the Borrowers (which shall not be unreasonably withheld) the breach which caused a Lender to become a Defaulting Lender, such Defaulting Lender shall upon notice to Borrowers, no longer be a Defaulting Lender and shall be treated as a Lender hereunder.


XII.  GUARANTEES

        Each Guarantor unconditionally guarantees, as a primary obligor and not merely as a surety, jointly and severally with each other Guarantor, the due and punctual payment of the principal of and interest on each of the Notes, when and as due, whether at maturity, by acceleration, by notice of prepayment or otherwise, and the due and punctual performance of all other Obligations. Each Guarantor further agrees that the Obligations may be extended and renewed, in whole or in part, without notice to or further assent from it, and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Obligations.

        Each Guarantor waives presentment to, demand of payment from and protest to the Borrowers of any of the Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. The obligations of a Guarantor hereunder shall not be affected by (a) the failure of any Lender, Heller or the Agent to assert any claim or demand or to enforce any right or remedy against the Borrowers or any other Guarantor under the provisions of this Agreement, the Notes or any of the other Loan Documents or otherwise; (b) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement, the Notes, any of the other Loan Documents, any guarantee or any other agreement; (c) the release of any security held by the Agent for the Obligations or any of them; or (d) the failure of any Lender, the Agent or Heller to exercise any right or remedy against any other Guarantor of the Obligations.

        Each Guarantor further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had by any Lender, the Agent or Heller to any security (including, without limitation, any Collateral) held for payment of the Obligations or to any balance of any deposit account or credit on the books of any Lender, the Agent or Heller in favor of any Borrower or any other person.

        The obligations of each Guarantor hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including, without limitation, any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of each Guarantor hereunder shall not be discharged or impaired or otherwise affected by the failure of the Agent, Heller or any Lender to assert any claim or demand or to enforce any remedy under this Agreement, the Notes or under any other Loan Document, any guarantee or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, willful or otherwise, in the performance of the Obligations, or by any other act or omission which may or might in any manner or to any extent vary the risk of such Guarantor or otherwise operate as a discharge of such Guarantor as a matter of law or equity.

        Each Guarantor further agrees that its guarantee shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Obligation is rescinded or must otherwise be returned by the Agent, Heller or any Lender upon the bankruptcy or reorganization of any Borrower or otherwise.

        Each Guarantor hereby subordinates to the prior payment in full in cash of all Obligations hereunder, all rights of subrogation against any Borrower and its property and all rights of indemnification, contribution and reimbursement from any Borrower and its property, in each case in connection with this guarantee and any payments made hereunder, and regardless of whether such rights arise by operation of law, pursuant to contract or otherwise.


XIII.  AMENDMENT AND RESTATEMENT

        Each of the parties hereto confirm, acknowledge and agree that this Agreement is an amendment and restatement of the Existing Loan Agreement and that the execution, delivery and performance of this Agreement does not create a novation or any new Indebtedness (other than any Stock Redemption Loans). Each of the Parent, the Borrowers, the Guarantors and the Grantors confirm, acknowledge and agree that this Agreement benefits from all collateral security and guarantees executed in connection with the Previous Loan Agreement and/or the Existing Loan Agreement as fully as such Previous Loan Agreement and such Existing Loan Agreement and that the "Obligations" under this Agreement are secured by, and benefit from, all collateral security and guarantees included in the Loan Documents.




                  [Signatures appear on following page]
        IN WITNESS WHEREOF, the Parent, the Borrowers, the Guarantors, the Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                            FOODARAMA SUPERMARKETS, INC., as
                              Parent and as Guarantor


                            By:_____________________________
                               Name:
                               Title:


                            NEW LINDEN PRICE RITE, INC., as
                              Borrower and as Guarantor


                            By:_____________________________
                               Name:
                               Title:


                            SHOP RITE OF READING, INC., as
                              Borrower and as Guarantor


                            By:_____________________________
                               Name:
                               Title:


                            SHOP RITE OF MALVERNE, INC., as
                              Guarantor


                            By:_____________________________
                               Name:
                               Title:


                            HELLER FINANCIAL, INC., as Agent


                            By:_____________________________
                               Name:
                               Title:

                            HELLER FINANCIAL, INC., as Lender


                            By:_____________________________
                               Name:
                               Title:

                                                       EXHIBIT A


                          AMENDED AND RESTATED
                             REVOLVING NOTE


$17,500,000                                New York, New York
                                           December 12, 1996


FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), and SHOP RITE OF READING, INC., a Pennsylvania corporation ("Reading", and together with New Linden, each a "Maker" and collectively, the "Makers "), jointly and severally, hereby promise to pay to the order of HELLER FINANCIAL, INC. (The "Lender"), at the office of HELLER FINANCIAL, INC. (the "Agent"), 101 Park Avenue, New York, New York 10178, on the Termination Date as defined in the Revolving Credit and Term Loan Agreement dated as of February 15, 1995, among the Makers, Foodarama Supermarkets, Inc., a New Jersey corporation, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of SEVENTEEN MILLION FIVE HUNDRED THOUSAND DOLLARS AND NO CENTS ($17,500,000) or the aggregate unpaid principal amount of all Revolving Loans from the Lender pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

   This Revolving Note amends and restates the Revolving Note previously issued under the Credit Agreement. The obligations evidenced by this Revolving Note include obligations outstanding under the Credit Agreement immediately prior to the issuance of this Revolving Note (including, without limitation, accrued and unpaid interest and fees under the Credit Agreement as of the date hereof), which continue to be outstanding, and the issuance of this Revolving Note does not evidence or cause a repayment or novation with respect to such obligations. This Revolving Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Revolving Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

   The Makers promise to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.

The Makers hereby waive diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

All borrowings evidenced by this Revolving Note and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not in any manner affect the obligations of the Makers to make payments of principal and interest in accordance with the terms of this Revolving Note and the Credit Agreement.

   This Revolving Note is one of the Notes referred to in the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified.
THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF
THE UNITED STATES OF AMERICA.


                            NEW LINDEN PRICE RITE, INC.


                            By:
                            Name:
                            Title:


                            SHOP RITE OF READING, INC.

                            By:
                            Name:
                            Title:



                                   Unpaid
                                   Principal
        Name of        Payments
        Amount and      Principal    Balance of     Person Making
Date    Type of loan    Interest     Note            Notation
















































                                           EXHIBIT B-1


                          AMENDED AND RESTATED
                             REVOLVING NOTE


$12,500,000                                New York, New York
                                           December 12, 1996



FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), and SHOP RITE OF READING, INC., a Pennsylvania corporation ("Reading", and together with New Linden, each a "Maker" and collectively, the "Makers "), jointly and severally, hereby promise to pay to the order of HELLER FINANCIAL, INC. (The "Lender"), at the office of HELLER FINANCIAL, INC. (the "Agent"), 101 Park Avenue, New York, New York 10178, in installments and as otherwise provided in Section 2.04 of the Revolving Credit and Term Loan Agreement dated as of February 15, 1995, among the Makers, Foodarama Supermarkets,
Inc., a New Jersey corporation, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of TWELVE MILLION FIVE HUNDRED THOUSAND DOLLARS AND NO CENTS ($12,500,000) or the unpaid principal balance of the Term Loan C loaned by the Lender under the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

   This Term Note C amends and restates the Term Note C previously issued under the Credit Agreement. The obligations evidenced by this Term Note include obligations outstanding under the Credit Agreement immediately prior to the issuance of this Term Note (including, without limitation, accrued and unpaid interest and fees under the Credit Agreement as of the date hereof), which continue to be outstanding, and the issuance of this Term Note does not evidence or cause a repayment or novation with respect to such obligations. This Term Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Term Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

   The Makers promise to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.


The Makers hereby waive diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

All borrowings evidenced by this Term Note and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not in any manner affect the obligations of the Makers to make payments of principal and interest in accordance with the terms of this Term Note and the Credit Agreement.

   This Term Note is one of the Notes referred to in the Credit
Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.


                            NEW LINDEN PRICE RITE, INC.


                            By:
                            Name:
                            Title:


                            SHOP RITE OF READING, INC.


                            By:
                            Name:
                            Title:













                           Loans and Payment



                                   Unpaid
                                   Principal
        Name of        Payments
        Amount and      Principal    Balance of     Person Making
Date    Type of loan    Interest     Note            Notation


































EXHIBIT B-2

                      STOCK REDEMPTION FACILITY NOTE



$1,700,000                                             New York, New York
                                                             May __, 1997



        FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), and SHOP RITE OF READING, INC., a Pennsylvania corporation ("Reading", and together with New Linden, each a "Maker" and collectively, the "Makers"), jointly and severally, hereby promise to pay to the order of HELLER FINANCIAL, INC. (the "Lender"), at the office of HELLER FINANCIAL, INC. (the "Agent"), 101 Park Avenue, New York, New York 10178, on the Termination Date as defined in the Amended and Restated Revolving Credit and Term Loan Agreement dated as of the date hereof, among the Makers, Foodarama Supermarkets, Inc., a New Jersey corporation, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of ONE MILLION SEVEN HUNDRED THOUSAND DOLLARS AND NO CENTS ($1,700,000) or the aggregate unpaid principal amount of all Stock Redemption Loans from the Lender pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

        This Stock Redemption Facility Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Stock Redemption Facility Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

        The Makers promise to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.

        The Makers hereby waive diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

        All borrowings evidenced by this Stock Redemption Facility Note and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not in any manner affect the obligations of the Makers to make payments of principal and interest in accordance with the terms of this Stock Redemption Facility Note and the Credit Agreement.

        This Stock Redemption Facility Note is one of the Notes referred to in the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.

                            NEW LINDEN PRICE RITE, INC.



                            By:  _________________________
                                 Name:
                                 Title:


                            SHOP RITE OF READING, INC.



                            By:  _________________________
                                 Name:
                                 Title:


                              Loans and Payment



                                               Unpaid
                                               Principal      Name of
          Amount and          Payments         Balance of     Person Making
Date      Type of Loan   Principal Interest    Note           Notation


   EXHIBIT C


                                May 14, 1997



           9808/022

Heller Financial, Inc., as Agent
500 West Monroe Street
Chicago, IL 60661

          Re:  Foodarama Supermarkets,  Inc.

Gentlemen:

          We have acted as counsel to Foodarama Supermarkets, Inc., a New Jersey corporation ("Foodarama"), New Linden Price Rite Inc., a New Jersey corporation ("New Linden"), Shop Rite of Reading, Inc. ("Reading") and Shop-Rite of Malverne, Inc. ("Malverne") (collectively the "Loan Parties") in connection with the execution and delivery of:

                         (1)                   an Amended and Restated
Revolving Credit and Term Loan Agreement dated as of May 2, 1997 (the "Amendment") to a credit facility by and among New Linden and Reading, as borrowers, Foodarama and Malverne, as guarantors, and Heller Financial, Inc. ("Heller" or "Agent"), as lender and as agent, in an aggregate principal amount up to $30,200,000;

                         (2)                   a Stock Redemption Facility
Note in an amount up to $1,700,000 made by New Linden and Reading payable to Heller dated May 14, 1997 (the "Stock Redemption Facility Note");

                         (3)                   an Amended and Restated
Revolving Note in the maximum principal amount of $17,500,000 made by New Linden and Reading payable to Heller dated December 12, 1996 (the "Revolving Note");

                         (4)  a Demand Promissory Note in an amount up to
$1,700,000 made by Foodarama payable to New Linden and Reading dated as of May 14, 1997 (the "Demand Note");

                         (5)                   an Amended and Restated Term
Note in the original principal amount of $12,500,000 made by New Linden and Reading payable to Heller dated December 12, 1996 (the "Term Note"); and

                         (6)  Modifications of Leasehold Mortgage and Security
Agreements dated as of May 14, 1997 (collectively the "Mortgage Amendments") modifying the mortgages described on Schedule A, attached hereto.

          The Stock Redemption Facility Note, the Revolving Note, the Demand Note and the Term Note are hereinafter collectively referred to as the "Notes" and individually as a "Note".

          In rendering this opinion, we have examined only:

                         (1)                   the Amendment;

                         (2)                   the Notes;

                         (3)                   the Mortgage Amendments;

                         (4)                   certificates of existence
issued by the New Jersey Secretary of State as of May 12, 1997 and subsisting certificates issued by the Pennsylvania Secretary of State as of May 9, 1997 and by the New York Secretary of State as of May 12, 1997 in respect of each Loan Party (collectively the "Certificates of Existence");

                         (5)                   certificates of incorporation
certified by the Secretaries of State of the jurisdiction of incorporation of each Loan Party and further certified as true and complete by an officer of each Loan Party (the "Certificates of Incorporation");

                         (6)                   bylaws of each Loan Party
certified as true and complete by an officer of each Loan Party (the "Bylaws"); and

                         (7)                   secretary's certificates of
each secretary of each Loan Party (the "Secretary's Certificates").

          The Amendment, the Notes and the Mortgage Amendments are hereinafter collectively referred to as the "Amendment Documents." Other than the Factual Certificate described below, we have not examined any other documents executed in connection with the Amendment Documents. We have not examined any records of any court, administrative tribunal or other similar entity in connection with our opinions.

          We have been furnished with, and with your consent have relied upon, a certificate of an officer of each Loan Party with respect to certain factual matters (the "Factual Certificate"). As to matters of fact material to the opinions set forth therein, we have relied upon the accuracy of the matters addressed in the Factual Certificate and upon the representations and warranties of the Loan Parties contained in the Loan Documents (as defined in the Amendment). We have assumed, without independent investigation, that such statements and representations are true, correct and complete, in all material respects and we have no actual knowledge that such matters of fact are untrue.

          In basing the opinions and other matters set forth herein on "our knowledge," such phrases signify that, in the course of our representation of the Loan Parties in the matters with respect to which we have been engaged by the Loan Parties as counsel and as to which the lawyers in our firm who have had active involvement in the preparation of this opinion letter or are primarily responsible for providing the response concerning a particular opinion issue (the "Primary Lawyer Group") have recently devoted substantive legal attention, no information has come to the attention of the Primary Lawyer Group, without investigation or inquiry, that would give them actual knowledge that any such opinions or other matters are not accurate or that any of the documents, certificates, reports and/or other information referenced herein on which we have relied are not accurate and complete.

          In rendering the opinions set forth herein, with your permission, we have assumed the following:

          (a) (i) that each of the parties thereto (other than the Loan Parties solely as to the Amendment Documents) has duly and validly executed and delivered each Loan Document to which such party is a signatory,
(ii) that the obligations of each party to any Loan Document (other than the Amendment Documents, solely as to the Loan Parties) are its legal, valid and binding obligations, enforceable in accordance with their respective terms,
(iii) the absence or satisfaction of any requirement of consent, approval or other authorization by any person or entity with respect to the actions of each party to any Loan Document (other than the Amendment Documents, solely as to the Loan Parties), (iv) the existence and good standing of each party to any
Loan Document (other than the Loan Parties), (v) the legal right and power of each party to any Loan Document (other than the corporate power of the Loan Parties) under all applicable laws and regulations to perform its obligations thereunder, and (vi) that the Loan Documents (other than the Amendment Documents) contain adequate default and remedial provisions for the practical realization by Agent of the benefits afforded thereby;

          (b)            the legal capacity of all natural persons;

          (c) that (other than the Amendment Documents) there have been no oral or written modifications of or amendments to any Loan Document and there has been no waiver or modification of any of the provisions thereof by actions or conduct of the parties or otherwise;

          (d) the genuineness of all signatures of all persons signing any document or agreement; and

          (e) the authenticity of all documents and agreements submitted to us as originals and the conformity to original documents and agreements of all documents or agreements submitted to us as copies.

          We have made no investigation as to whether Heller is authorized, in the State of New Jersey or otherwise, to make the loan contemplated by the Loan Documents (the "Loan") or perform their obligations thereunder or whether any person or entity is authorized to do business in any state (other than the Loan Parties in the State of New Jersey) and express no opinion as to whether any such authorization is required in connection therewith. We assume that if any such authorization is required, that each such person or entity is so authorized.

          The opinions expressed herein are subject to and are limited by:

          (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, fraudulent transfer, moratorium or other similar laws of general application, now or hereafter in effect, affecting the enforcement of creditors' rights in general; and

          (b) judicial discretion and general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, principles that (i) include a requirement that a creditor act in good faith and deal fairly with its debtors, (ii) limit a creditor's right to accelerate maturity of a debt upon the occurrence of a default deemed immaterial, or (iii) might render certain waivers unenforceable, and we wish to advise you that the remedy of specific performance or injunctive relief (whether considered in a proceeding in equity or at law) is subject to the exercise of judicial discretion.

          The opinions hereinafter set forth are subject to the further qualification that no opinion is expressed herein as to any guaranty or other Loan Document (other than the Amendment Documents).

          We have investigated such questions of law for the purpose of rendering this opinion as we have deemed necessary. The members of this firm are engaged in the practice of law in the State of New Jersey. We are opining herein only as to applicable provisions of New Jersey law and, subject to the exceptions set forth below, United States federal law. We express no opinion as to any other laws, statutes, ordinances, rules or regulations (such as those identified in Section 19 of the Legal Opinion Accord of the ABA Section of Business Law (1991)). To the extent that the Loan Documents are governed by the laws of the State of New York and to the extent that the legal matters addressed by our opinions expressed herein related to the laws of a jurisdiction other than New Jersey, we have assumed, with your permission, that the laws of such other jurisdiction are identical to the laws of the State of New Jersey.

          In rendering the opinions expressed in paragraph 1, below, as to the existence and good standing of the Loan Parties, we have relied solely on the Certificates of Incorporation, the Certificates of Existence, the Secretary's Certificates and the Factual Certificate.

          In rendering the opinions expressed in paragraph 2, below, as to due authorization we have relied on the Secretary's Certificates.

          In rendering the opinions expressed in paragraph 3, below, we have relied upon the Secretary's Certificates, the Factual Certificate, the Certificates of Incorporation and the Bylaws.

          In rendering the opinions expressed in paragraph 4, below, as to pending or threatened actions, suits or proceedings, if any Loan Party is not represented by this law firm in a particular matter or if a Loan Party is represented by another law firm or other legal counsel in a particular matter, although we may have knowledge of such matter, we render no opinion as to such matters and have made no comments or reference in this opinion or on the litigation schedule attached hereto with respect thereto. We recommend that you communicate with the Loan Parties with respect to any such matters.

          In rendering the opinions expressed in paragraph 5, below, we have relied on the Factual Certificate.

          On the basis of and subject to the foregoing, and in reliance thereon, and subject to the further assumptions, limitations, qualifications and exceptions set forth below, we are of the opinion that:

          1. Each Loan Party is validly existing and in good standing as a corporation under the laws of its jurisdiction of formation, except that the statement of addresses and directors for Shop-Rite of Malverne, Inc. is past due. Each Loan Party has the requisite corporate power to enter into and perform its obligations under the Amendment Documents to which it is a party.

          2. The execution, delivery and performance by each Loan Party of each Amendment Document to which it is a party has been duly authorized by all requisite corporate action. Each Amendment Document has been duly executed and delivered and is valid, binding and enforceable against each Loan Party which is a party thereto in accordance with its terms.

          3. Neither the execution and delivery of the Amendment Documents by the Loan Parties, nor the Loan Parties' compliance with any of the provisions thereof, will violate any New Jersey state or federal law or regulation applicable to the Loan Parties or violate any provisions of the Certificates of Incorporation or Bylaws. To our knowledge, no Loan Party is a party to any order or decree of any court or governmental agency.

          4. Except as identified on Schedule B attached hereto, to our knowledge, there are no actions, suits or proceedings pending or threatened against any Loan Party before any court, arbitrator or governmental or administrative body or agency.

          5. No action (with regard to the Loan Parties) of, or filing by the Loan Parties with, any New Jersey or federal governmental or public body or authority is required to authorize, or is otherwise required in connection with, each Loan Party's execution, delivery and performance of the Amendment Documents to which it is a party, other than the filing of a Current Report on Form 8-K with the Securities and Exchange Commission and the recording and proper indexing of the Mortgage Amendments in the mortgage records of the counties in which the real estate subject to such Mortgage Amendments is located.

          6. Each of the Mortgage Amendments, when executed and acknowledged will be in proper form for recording in the office of the clerk of the county in which such real estate is located.

          7. Each Mortgage Amendment is valid, binding and enforceable against the Loan Party which is a party thereto and will not render the mortgages which they amend unenforceable or preclude (i) the judicial enforcement of the obligation of the Loan Parties to repay the principal, together with interest thereon (to the extent not deemed a penalty) as provided in the Notes, (ii) the acceleration of the obligation of the Loan Parties to repay such principal, together with such interest, upon a material default by the Loan Parties in the payment thereof, and (iii) the judicial foreclosure in accordance with applicable state law of the lien on the real estate created by such mortgage upon maturity or upon such acceleration.

          8. Upon the due recording and proper indexing of the Mortgage Amendments, such recording and indexing will be sufficient to provide constructive notice to third parties of the terms thereof. No state or local mortgage tax, stamp tax or other similar fee is required to be paid in connection with the execution, delivery or recording of the Mortgage Amendments in New Jersey other than customary per name, per page and/or per document filing and recording fees.

          All assumptions have been made without independent investigation and sole or exclusive reliance on certificates or documents identified herein has been without independent investigation. We have no actual knowledge that assumptions as to matters of fact are untrue.

          This opinion is provided to you as a legal opinion only and not as a guaranty or warranty of the matters discussed herein. This opinion is for your reliance only in connection with the Amendment and is not intended for reliance of, and shall not be relied upon by, any other person or entity without our express written consent, other than assignees of or participants under the Loan Documents in connection with such assignment or participation. This opinion is not to be quoted in whole or in part or referred to, nor is it to be filed with or disclosed to any governmental agency without our prior written consent, except to the extent required by laws or regulations. No opinion is to be implied or inferred beyond the opinions expressly stated herein. We undertake no obligation to inform you of any matters which may subsequently come to our attention or subsequently occur which affect, in any way, the opinions rendered herein.

                                                   Very truly yours,




                                               GIORDANO, HALLERAN & CIESLA,
                                               A Professional Corporation

                                 SCHEDULE A

                      Description of Existing Mortgages

     Brick Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on May 26, 1995 in the Office of the County Clerk, Ocean County in Mortgage Book 4083, Page 190.

Brick Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor in favor of NatWest Bank N.A., filed for record on May 26, 1995 in the Office of the County Clerk, Ocean County in Mortgage Book 4083, Page 234.

           Edison (Oak Tree Road) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on August 14, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4938, Page 705.

           Edison (Oak Tree Road) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on August 14, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4938, Page 754.

           Freehold (3559) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 139.

           Freehold (3559) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 181.

           Freehold (Liquor Store) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 231.

           Freehold (Liquor Store) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc. as Mortgagor in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 273.


           Neptune Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 418.

           Neptune Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc. as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 461.

                                 SCHEDULE B

                                 Litigation


           Foodarama Supermarkets, Inc. v. Oak Tree Road Associates.

           Peaney v. Leopold, Foodarama Supermarkets, Inc., et. al.

            Highland Company/Kingston Mall Shopping Center Lease.

     Foodarama Supermarkets, Inc. adv. Pennsauken Solid Waste Management Authority, et al. plaintiffs v. Quick-Way, inc. defendant and third party plaintiff.

                                                                  Exhibit J


                          FORM OF SETTLEMENT REPORT



     Pursuant to Section 2.15 of the Amended and Restated Revolving
Credit and Term Loan Agreement, dated as of May __, 1997 (as amended, restated, modified or supplemented from time to time in accordance with its terms, the
"Credit Agreement"; capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement), among New Linden Price Rite, a New Jersey corporation, Shop Rite of Reading, Inc., a Pennsylvania corporation (collectively, the "Borrowers"), Foodarama Supermarkets, Inc., a New Jersey corporation, the Guarantors named therein, the lenders named therein (collectively, the "Lenders"), and Heller Financial, Inc., as agent for itself and each of the Lenders (in such capacity, the "Agent"), the Agent hereby delivers this Report to the Lenders for the ____________ __, 199_ Settlement Date.



     Principal amount of Revolving
     Loans outstanding as of
     Settlement Date (before
     settlement)

               Heller                               $________________________

               Other                                $_____ __________________


     Principal amount of Revolving
     Loans outstanding as of next
     preceding Settlement Date
     (after settlement on such
     date)

               Heller

               Other






$_________________________

$_________________________


     Revolving Commitment Amount
     of each Lender (line 1(d) x
     Revolving Commitment
     Percentage)

               Heller

               Other






$_________________________

$_________________________


     Excess (shortfall) of each
     Lender's Revolving Commitment
     Amount over its outstandings

               Heller

               Other





$_________________________

$_________________________

     Each Lender for which an excess (a positive dollar amount) is shown in item 4 shall pay an amount equal to such excess to the Agent for payment by the Agent to each Lender for which a shortfall (a negative dollar amount) is shown in item 4 to the extent of such shortfall.


                              HELLER FINANCIAL, INC., as Agent



                              By:______________________________
                              Name:____________________________
                              Title:___________________________

                                                                    EXHIBIT K

                  FORM OF NOTICE OF CONTINUATION/CONVERSION

                                                                       [Date]

Heller Financial, Inc., as Agent
500 West Monroe Street
Chicago, Illinois  60661
Attention: Mr. Dwayne Coker

                        FOODARAMA SUPERMARKETS, INC.

Gentlemen:

     This notice of continuation/conversion is delivered to you pursuant to
Section 2.02(e) of the Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, modified and supplemented, the "Credit Agreement"), dated as of May 2, 1997, among New Linden Price Rite, Inc., Shop Rite of Reading, Inc., Foodarama Supermarkets, Inc., the Guarantors named therein, the Lenders named therein, and Heller Financial, Inc., as agent for the Lenders. Unless otherwise defined herein or unless the context otherwise requires, terms used herein have the meanings provided in the Credit Agreement.

     The Borrowers hereby request that the Lenders [(a) convert the following Eurodollar Loans into Base Rate Loans, (b) convert the following Base Rate Loans into Eurodollar Loans or (c) convert the following Eurodollar Loans into a subsequent Interest Periods as listed below] [INSERT APPLICABLE PROVISION].


     Borrower       Type of Loan        Principal Amount




     Each of the Borrowers hereby certifies that, on the date hereof, and on the date such Loans are converted and/or continued; the representations and warranties set forth in Article IV of the Credit Agreement and in any documents delivered therewith, including, without limitation, the Loan Documents, are true and correct in all material respects as of the date hereof (except insofar as such representations and warranties relate expressly to an earlier date).

     Each of the Borrowers further certifies that the Parent and its subsidiaries are in compliance with all the terms and conditions contained in the Credit Agreement on their part to be observed or performed, and at the time of and immediately after continuation/conversion of such Loans no Default or Event of Default has occurred or is continuing.

     Each of the Borrowers further certifies that there shall be sufficient remaining Term Loans and/or Stock Redemption Loans, as the case may be, after giving effect to the continuation/conversion of the Loans specified above, to repay the next succeeding scheduled principal installment with respect to such Term Loans and/or Stock Redemption Loans, as the case may be, without requiring an indemnity payment under Section 2.10B of the Credit Agreement.

     The Borrowers have caused this notice of continuation/conversion to be executed and delivered, and certification contained herein to be made, by their respective ______________________ this __ day of ______, ____.

                                   New Linden Price Rite, Inc.


                                   By:_________________________
                                      Name:
                                      Title:

                                   Shop Rite of Reading, Inc.


                                   By:__________________________
                                      Name:
                                      Title:

                                                                SCHEDULE 2.01


                                 Commitments


Heller Financial, Inc., as Agent:

     Revolving Commitment          $17,500,000

     Term Loan                     $11,000,000

     Stock Redemption Facility      $1,700,000

                                                                SCHEDULE 2.02


                          Domestic Lending Offices


                           500 West Monroe Street
                           Chicago, Illinois 60661

                                                                SCHEDULE 2.03


                         Eurodollar Lending Offices


                          To be provided by Heller

                     SCHEDULE 3.03 - ORIGINAL MORTGAGES


PROPERTY                 RECORDING DATE      MORTGAGE BOOK & PAGE

West Long Branch,        3/6/95              5761-367
Monmouth County

West Long Branch,        3/6/95              5761-323
Monmouth County

Edison (Oak Tree Rd.),   8/14/95             4938-754
Middlesex County

Edison (Oak Tree Rd.),   8/14/95             4938-705
Middlesex County

Edison (Old Post Rd.),   3/6/95              4869-421
Middlesex County

Edison (Old Post Rd.),   3/6/95              4869-379
Middlesex County

Neptune,                 3/6/95              5761-461
Monmouth County

Neptune,                 3/6/95              5761-418
Monmouth County

Middletown,              11/29/95            5895-97
Monmouth County

Middletown,              11/29/95            5895-139
Monmouth County

Middletown,              11/29/95            5895-182
Monmouth County

Middletown,              11/29/95            5895-224
Monmouth County

Sayreville,              3/6/95              4869-335
Middlesex County

Sayreville,              3/6/95              4869-292
Middlesex County

Brick,                   5/26/95             4083-190
Ocean County

Brick,                   5/26/95             4083-234
Ocean County

Freehold,                3/6/95              5761-139
Monmouth County

Freehold,                3/6/95              5761-181
Monmouth County

Freehold,                3/6/95              5761-231
Monmouth County

Freehold,                3/6/95              5761-273
Monmouth County

                               Schedule 4.01
                          Qualified Jurisdictions


Foodarama Supermarkets, Inc.               New Jersey

Shop Rite of Reading, Inc.                 Pennsylvania

New Linden Price Rite, Inc.                New Jersey

Shop Rite of Malverne, Inc.                New York

                             Schedule 4.06 (a)
                                Litigation

1.  Peaney vs. Leopold, Foodarama Supermarkets, Inc.-Sexual
Harassment Claim.

2.  Foodarama Supermarkets, Inc. adv. Pennsauken Solid Waste
Management Authority, et al. plaintiffs vs. Quick-Way, Inc.        defendant
and third party plaintiff.  There is a suit              involving a claim
made by Quick-Way, Inc. believed to be a solid waste disposal hauler for a
third-party complaint            against Foodarama as a generator of solid
waste and                allegations of liability for improper solid waste
disposal at      the Pennsauken Solid Waste Management Authority's facility.

                             Schedule 4.06 (b)
                           Compliance With Laws

The Company filed its Annual Report on Form 10-K for the year ended October 29,1994 on February 14, 1995, one day late, pursuant to an extension filed on Form 12b-25. Said Report on Form 10-K contained unaudited financial statements.

                               Schedule 4.10

Borrower is the sponsor of the following Pension Plans:

     - Foodarama Supermarkets, Incorporated Pension Plan

     - Foodarama Local 1360 Employees' Retirement Plan


Borrower contributes to the following Multi-employer Plans:

     - UFCW Local 1262 and Employers Pension Fund (includes
Locals 1263 & 1265)

     - (Local 464 A Pension Fund)*

     - (Local 465 Pension Fund)*


Borrower expects to affect a complete withdrawal from the Tri-State Pension Fund as a result of the sale of its two Pennsylvania stores in May 1995. The withdrawal liability is estimated to be $860,000 if the purchaser of the stores discontinues the business prior to May 2000.


The Foodarama Supermarkets, Incorporated Pension Plan has unfunded liability in the amount of approximately $915,356 as of 11/02/96.


The Foodarama Local 1360 Employees' Retirement Plan has no unfunded liability as of 11/02/96.


* - We have no information regarding these plans.

                               Schedule 4.14
                               Bank Accounts

Description               Core-States       Fleet Bank     1st Chicago

505 Hightstown-deposit    0200-379-972                    55-82954
513 Oak Tree Road-deposit 0200-554-608                  55-82695
525 Woodbridge-deposit    0200-554-574                  55-82709
552 Piscataway-deposit    0200-554-699                  55-82717
553 Sayreville-deposit    0200-554-707                  55-82725
573 Edison-deposit        0200-009-207                  55-82733
575 Franklin Park-deposit 0200-554-582                  55-82741
585 E.Brunswick-deposit   0200-554-590                  55-82768
602 Lakewood-deposit      0200-682-458                  55-82857
603 Aberdeen-deposit      0200-379-626                  55-82776
607 Freehold-deposit      0200-439-446                  55-82865
623 W.Long Branch-deposit 0200-379-634                  55-82873
625 Hazlet-deposit        0200-379-642                  55-82881
627 Middletown-deposit    0200-439-461                  55-82903
629 Brielle-deposit       0200-554-848                  55-82911
637 Belmar-deposit        0200-439-479                  55-82938
641 Bricktown-deposit     0200-379-618                  55-82946
735 Freehold Liquor-dep.  0200-616-605                  55-82792
299 Neptune-deposit       0200-619-609                  55-82849
700 Office-payroll        1415523190     2598-02-1432
700 Office-payables                      2598-02-1445
700 Office-concentration  0200-990-190   2182-01-6097   55-82822
700 Office-checks         1415523430
700 Office-deposit        1415525954
712 Commissary-deposit    0200-379-691
617 Montgomery-deposit    14125-09940                   55-82784
193 Marlboro-deposit      14125-09991                   55-82830

543 Raritan-tenant security- Freehold Savings and Loan #01-00-18556

                               Schedule 4.15
                               Subsidiaries

1.  Shop Rite of Reading, Inc.

2.  New Linden Price Rite, Inc.

3.  Shop Rite of Malverne, Inc.

                            Schedule 4.16 (a-1)
                            Owned Real Property

1.  1930 East Elizabeth Avenue           Meat Commissary
    Linden, New Jersey 07036

2.  1931 Pennsylvania Avenue             Meat Commissary
    Linden, New Jersey 07036

3.  550 Broad Street                     Strip Shopping Center-
Shrewsbury, New Jersey               own 70% interest as a
                          limited partner

4.  Routes 36 & 71                       Strip Shopping Center-
    West Long Branch, New Jersey         own 40% interest as a
    07740                                limited partner

                            Schedule 4.16 (a-2)
                            Leased Real Estate

Operating Locations


1.   1700 Madison Avenue, Lakewood, New Jersey 08701- Supermarket
2.   South Street & Route 9, Freehold, New Jersey 07728-Supermarket
3.   South Street & Route 9, Freehold, New Jersey 07728- Liquor Store
4.   South Street & Route 9, Freehold, New Jersey 07728- Garden Center
5.   2200 Highway 66, Neptune, New Jersey 07753- Supermarket-Liquor Store
6.   Routes 36 & 71, West Long Branch, New Jersey 07740-Supermarket
7.   629 Higgins Avenue, Brielle, New Jersey 08730- Supermarket
8.   Route 35, Belmar, New Jersey, 07719- Supermarket
9.   Route 70 & Chambersbridge Road, Bricktown, New Jersey 08723-Supermarket
10.  1665 Oak Tree Road, Edison, New Jersey 08820- Supermarket
11.  877 St. George Avenue, Woodbridge, New Jersey 07095-Supermarket
12.  14-22 Prospect Avenue, East Brunswick, New Jersey 08816-Supermarket
13.  Route 36, Hazlet, New Jersey 07730- Supermarket
14.  Route 35 & Harmony Road, Middletown, New Jersey 07740-Supermarket
15.  Route 130, Hightstown, New Jersey 08520- Supermarket
16.  Route 130, Hightstown, New Jersey 08520- Garden Center
17.  1306 Centennial Avenue, Piscataway, New Jersey 08854-Supermarket
18.  2909 Washington Road, Sayreville, New Jersey 08872-Supermarket
19.  Route 1 & Old Post Road, Edison, New Jersey 08817-Supermarket
20.  Route 27 & Veronica, Franklin Township, New Jersey 08873-Supermarket
21.  1911 Pennsylvania Avenue, Linden, New Jersey 07036- Meat Commissary
22.  Fairfield Industry Park, Bldg 2 Route 33, Freehold, New Jersey
07728- Warehouse
23.  Fairfield Industry Park, Bldg 3 Route 33, Freehold, New Jersey
07728- Warehouse

Page 2- Schedule 4.16 (a-2)


24.  Fairfield Industry Park, Bldg 8 Route 33, Freehold, New            Jersey
07728- Bakery Commissary
25.  Fairfield Industry Park, Bldg 6, Route 33, Freehold, New           Jersey
07728- Office
26.  280 Route 9, Morganville, New Jersey 07751- Supermarket
27.  1325 Route 206, Skillman, New Jersey 08558- Supermarket
28.  Lloyd Road & Route 34, Aberdeen, New Jersey 07747-
Supermarket
29.  Tea Street & Route 28, Bound Brook, New Jersey- Supermarket        Under
Construction


Non-Operating Locations

1.  3500 5th Street, Reading, Pennsylvania 19605- Sublet-
Furniture Store
2.  York Road, Warminster, Pennsylvania- Sublet-Distribution           Center
3.  Suffolk & Wheeler Avenue, Central Islip, New York- Sublet-
Supermarket
4.  Route 27 & Raymond Road, Kingston, New Jersey 08540- Vacant
5.  Kennedy Blvd., Lakewood, New Jersey 08701- Vacant
6.  521 Raritan Street, Sayreville, New Jersey- Sublet-
Supermarket
7.  Route 35 & New Monmouth Road, Middletown, New Jersey- Sublet-
Furniture Store
8.  Route 34 & Route 537, Colts Neck, New Jersey- Ground Lease


Does not include locations for which leases have been assigned.

              Schedule 4.19

4.19(iv)   Between 1976 and 1981, the Parent leased property
located at Route 9 and Craig Road in Manalapan, New                Jersey from
Vornado/Two Guys.  There were two                      underground storage
tanks at the property, one owned               and operated by Vornado/Two Guys
and the other                     operated by the Parent.  In 1979, there was
a                      spill from one of the tanks.  The Parent and
            Vornado/Two Guys promptly remedied the spill to the satisfaction of the New Jersey Department of
Environmental Protection and the matter was closed.

4.19 (vii) Since 1987, the Parent has been a ground lease tenant
at property located at Routes 34 and 537 in Colts                  Neck, New
Jersey.  The Parent and has not developed                the property and has
never conducted  any operations               there.  The property was formerly
operated as an auto              salvage yard.

4.19       There is a suit involving a claim made by Quick-Way,
Inc. believed to be a solid waste disposal hauler for a third-party complaint
against Foodarama as a   generator of solid waste and allegations of
liability              for improper solid waste
disposal at the Pennsauken                Solid Waste Management Authority's
facility.

                               Schedule 4.20
                            Material Arguments


1.  Trademark License Agreement with Wakefern Food Corporation

2.  Union Contracts

    Local 1360- Clerks, Hightstown- 02/19/95-02/20/99
    Local 464A- Meat, New Jersey- 01/01/95-12/18/98
    Local 465-  Meat, Commissary- 10/27/96-10/21/00
    Local 1262- Clerks, New Jersey except Hightstown- 04/13/97-    04/14/01
    Local 1263- Customer Service, New Jersey except Hightstown-
04/13/97-04/14/01
    Local 1265- Bakery Commissary- 04/17/94-04/18/98

                             Schedule 6.07 (a)
                       ERISA Covenant Qualifications

None

                               Schedule 7.01
                              Existing Liens

Expires

October 2000                Met Life Capital
                            Computer System RISC 6000

                            Aberdeen, New Jersey
                            Lakewood, New Jersey
                            Freehold, New Jersey
                            West Long Branch, New Jersey
                            Bricktown, New Jersey
                            Corporate Office, New Jersey

July 2000                   Met Life Capital
                            Computer System RISC 6000

                            Oak Tree Road, New Jersey
                            Woodbridge, New Jersey
                            Hightstown, New Jersey
                            Franklin, New Jersey
                            East Brunswick, New Jersey
                            Hazlet, New Jersey
                            Brielle, New Jersey

April 1999                  Pitney Bowes Credit Corp.
                            Equipment & Fixtures

                            Lakewood, New Jersey

February 2000               Finova
                            Equipment & Fixtures

                            Sayreville, New Jersey
                            Piscataway, New Jersey
                            Neptune, New Jersey

November 2004               Met Life Capital
                            Equipment

                            Marlboro, New Jersey
                            Montgomery, New Jersey


Page 2- Schedule 7.01


September 2000              Wakefern (Valley National)
                            Point of Sale Equipment

                            Oak Tree Road, New Jersey
                            Edison, New Jersey

                               Schedule 7.03
                           Existing Indebtedness

                                                Balance
                                                02/01/97

Wakefern Food Corporation (Investment)            795,500

Pitney Bowes Credit Corporation                1,141,229

Met Life Capital                                  369,518

Capitalized Property Leases                    13,758,723

Finova                                          3,205,507

Wakefern (Valley National)                        498,173

Met Life Capital                                5,836,450

                                                25,605,101



                          Contingent Liabilities

Assigned Leases                                   745,000
Westlo Loan Guarantee                             325,000
Tri-State Pension                                 860,000
Insure-Rite Call                                1,700,000


                                                3,630,000

                               Schedule 7.05
                           Assets Held For Sale

1.  Schedule A- Asset Redeployment Program

                               Schedule 7.06
                           Permitted Investments

1.  Wakefern Food Corporation- 13.4% of outstanding Capital            Stock-
owned by Parent

2.  Insure-Rite, Ltd.- Mutual Captive Offshore Insurance Company-      owned
by Parent

3.  CIGNA- deposits held by CIGNA for Worker's Compensation
Policies- $2,270,000

4.  State of Israel Bonds- $160,000
                                Schedule A

                        Asset Redeployment Program
                     Status As Of February 17, 1997

              Gross      Net
Asset         Proceeds   Proceeds    Timing Probability Comments

Roxborough-   $400,000   Less:Taxes    FY 1994               (1)
Sale of       plus 5 yr. of $129,000   fourth
Leasehold     note for   Net:$291,000  quarter
interest      $150,000   (includes
                         note coll-
                         ection of
                         $20,000

Pennsyl-      Gross      Less:Lease    FY 1995                (2)
vania         Proceeds:  Obligation    third
stores-       $5,700,000 $1,232,000    quarter
Sale as       Inventory: Transaction
Going Concern $2,308,000 Exp. $42,000
              Deposits&  Accts. Pay.
              Invest-    $2,045,624
              ments      Net:
              $534,780   $5,286,894
              Other:
              $63,738

Old Neptune   $975,000   Less:         FY 1995               (3)
Sale of Fee              Transac       first
Interest                 Expense:      quarter
                         $50,000
                         Net:$925,000

Shrewsbury    $800,000   Less:         FY 1997    High       (4)
Sale of                  Taxes:        fourth
Partnership              $320,000      quarter
Interest                 Net:$480,000

Aberdeen      $2,300,000 Less:         FY 1997               (5)
Sale/lease-              Taxes:$80,000 second
back                     Expense of    quarter
                         Sale $25,000
                         Net:$2,195,000

Page 2- Schedule A

              Gross      Net
Asset         Proceeds   Proceeds    Timing Probability Comments

Tax Credit    Federal:   Federal:     FY 1995                (6)
              $1,088,301 $1,088,301   2nd qtr.
              N.J. State:N.J. State   FY 1995
              $194,885   $194,885     3rd qtr.
              N.Y. State:N.Y. State   FY 1996
              $254,258   $254,258     1st qtr.

Neptune-      $2,000,000 $2,000,000   FY 1996                (7)
Equipment                             first
Financing                             quarter

Piscataway    $1,000,000 $1,000,000   FY 1996                (8)
Equipment                             first
Financing                             quarter

Sayreville-   $1,000,000 $1,000,000   FY 1996                (9)
Equipment                             first
Financing                             quarter

Mortgage-     $1,400,000 Less:        FY 1997     High       (10)
Linden                   Purchase     second
Commissary               of third     quarter
                         Building
                         $600,000
                         Expense of
                         Sale $25,000
                         Net:$775,000

West Long     $1,480,000 Less:Taxes   FY 1997    Moderate    (11)
Branch-                  $280,000     second
Sale of                  Expense of   quarter
Interest                 Sale $25,000
                         Net:$1,175,000

          TOTAL:          Total:
          $21,648,962     $16,665,338
          Completed:      Completed:
          $17,968,962     $14,325,338

Page 3- Schedule A

*Note: Taxes on gains assumed to be 40% to provide a highly conservative view of available proceeds. It is likely that some portion of this tax obligation will be Net Operating Loss Carryforwards and/or capital losses associated with equipment write-offs.


Comments

(1)   Completed

(2)   Completed

(3)   Completed

(4)   Foodarama has placed with several brokers

(5)   Completed

(6)   Completed

(7)   Completed

(8)   Completed

(9)   Completed

(10)  Discussions in process with several lenders

(11)  Discussions underway with 60% partner and an outside        developer


                               Schedule B
                           Certain Subsidiaries

None

                                Schedule C
                       Certain Intellectual Property

The Parent and Borrowers have no trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses except for a trademark license agreement with Wakefern Food Corporation for the right to use the Shop Rite name.