Form 10-Q
period 1997-08-02
FOODARAMA SUPERMARKETS INC
filed 1997-09-15
CIK 37914

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C.  20549

                                    FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly period ended August 2, 1997

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

                             Telephone #732-462-4700
              (Registrant's telephone number, including area code)

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

                                                         OUTSTANDING AT
            CLASS                                        September 5, 1997

         Common Stock                                    1,117,150 shares
         $1 par value
                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             August 2, 1997 and November 2, 1996

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             August 2, 1997 and July 27, 1996

                             Unaudited Consolidated Statements of
                             Operations for the thirty nine weeks ended
                             August 2, 1997 and July 27, 1996

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirty nine weeks ended
                             August 2, 1997 and July 27, 1996

                             Notes to the unaudited Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or
(ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or update the reasons actual results could differ from those projected in such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."


PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                              August 2,           November 2,
                                                  1997                1996
                                                (Unaudited)            (1)
ASSETS

Current assets:
 Cash and cash equivalents                     $   3,563           $  3,114
 Merchandise inventories                          32,109             31,654
 Receivables and other current assets              3,671              2,731
 Prepaid income taxes                                503                974
 Related party receivables - Wakefern              3,911              6,032
 Related party receivables - other                   918              1,259

     Total current assets                         44,675             45,764

Property and equipment:
 Land                                                 95              1,650
 Buildings and improvements                          827              1,867
 Leaseholds and leasehold improvements            32,718             33,238
 Equipment                                        57,581             55,805
 Property and equipment under capital leases      23,858             19,674

                                                 115,079            112,234
 Less accumulated depreciation and
 amortization                                     58,436             53,498

                                                  56,643             58,736

Other assets:
 Investments in related parties                    9,215              9,215
 Intangibles                                       5,194              5,475
 Other                                             2,663              3,730
 Related party receivables - Wakefern              1,395              1,029
 Related party receivables - other                   147                232

                                                  18,614             19,681

                                                $ 119,932          $124,181
                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996.

See accompanying notes to consolidated financial statements.


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands - except share data)
                                              August 2,        November 2,
                                                 1997                1996
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   6,257          $   5,182
 Current portion of long-term debt,
  related party                                      52                 52
 Current portion of obligations under
  capital leases                                    436                 67
 Deferred income tax liability                    1,261              1,261
 Accounts payable:
  Related party                                  23,330             23,850
  Others                                          4,467              5,100
 Accrued expenses                                 8,527              7,196

       Total current liabilities                 44,330             42,708

Long-term debt                                   18,268             26,852
Long-term debt, related party                       718                757
Obligations under capital leases                 17,468             13,634
Deferred income taxes                             2,886              2,886
Other long-term liabilities                       5,518              5,329

        Total long-term liabilities              44,858             49,458

Mandatory redeemable preferred stock
 $12.50 par; authorized
 1,000,000 shares; issued and outstanding
 -0- shares August 2, 1997; 136,000 shares
 November 2, 1996                                    0              1,700

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares      1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               33,400             32,964

                                                 37,373             36,937
 Less 504,477 shares August 2, 1997;
 503,477 shares November 2, 1996 held
 in treasury, at cost                             6,629              6,622
        Total shareholders' equity               30,744             30,315

                                              $ 119,932          $ 124,181

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 1996.
See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       13 Weeks Ended

                                                 August 2,      July 27,
                                                   1997           1996

Sales                                           $ 161,128     $ 147,793

Cost of merchandise sold                          120,224       110,037

Gross profit                                        40,904       37,756

Store operating, general and
 administrative expenses                           39,478        36,465

Income from operations                              1,426         1,291

Other (expense) income:
        Interest expense                           (1,075)        ( 811)
        Interest income                                56            26

Income before taxes                                   407           506

Income tax provision                                  162           186


Net income                                      $     245      $    320

Per Share Information:

Net income per common share                     $     .22       $   .25
Weighted average number of common
  shares outstanding                             1,117,150      1,118,150

Dividends per common share                          -0-             -0-


See accompanying notes to consolidated financial statements.













FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                         39 Weeks Ended

                                                    August 2,      July 27,
                                                      1997          1996


Sales                                                $ 480,470    $ 434,911

Cost of merchandise sold                               359,212      325,090

Gross profit                                           121,258      109,821

Store operating, general and
 administrative expenses                               117,332      105,618

Income from operations                                   3,926        4,203

Other (expense) income:
         Interest expense                               (3,242)
(2,414)
         Interest income                                  137            98

Income before taxes                                       821         1,887

Income tax provision                                      328           697



Net income                                          $     493     $   1,190


Per Share Information:

Net income per common share                        $      .39     $      97
Weighted average number of common
  shares outstanding                                  1,117,150     1,118,150

Dividends per common share                            -0-           -0-




See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)                                        39 Weeks Ended

                                                  August 2,1997  July 27,1996
Cash flows from operating activities:
  Net income                                       $     493       $  1,190
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        5,951          5,953
   Amortization, intangibles                             281            468
   Amortization, deferred financing costs                458            707
   Amortization, deferred rent escalation                325            242
   Amortization, other assets                            504              -

  Changes in assets and liabilities:
 Increase in inventories                              (  455)         2,579)
   Increase in receivables and other current
     assets                                           (  973)        (  743)
   Decrease in other assets                              328            643
   Decrease in related party receivables-Wakefern      2,121            634
   (Decrease) increase in accounts payable            (1,153)         6,204
  Increase (decrease) in other liabilities             1,056         (1,559)

       Net cash provided by operating
        activities                                     8,936         11,160

Cash flows from investing activities:
  Purchase of property and equipment                  (1,824)       ( 9,808)
  Decrease in related party receivables-other            341             83
  Net proceeds from sale of property                   2,282              -

       Net cash provided by (used in)
        investing activities                             799        ( 9,725)

Cash flows from financing activities:
  Principal payments under long-term debt             (7,509)       ( 6,730)
  Principal payments under capital
    lease obligations                                     19        (   227)

  Proceeds from issuance of debt                           -          6,346
  Preferred stock dividend payments                   (   57)       (   491)
  Principal payments under long-term debt,
    related party                                     (   39)            -
  Purchase of preferred stock                         (1,700)            -

     Net cash used in financing
        activities                                    (9,286)       ( 1,102)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                        449            333

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,114          3,435

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  3,563       $  3,768

See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending August 2, 1997, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 1996 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November 2, 1996.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.


Note 2    Adoption of Accounting Standards

Impairment of Assets

Effective November 3, 1996, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. This Statement requires that an asset held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no material effect on earnings, in the quarter ended August 2, 1997, from the adoption of SFAS No. 121.



Stock-Based Compensation

Effective November 3, 1996, The Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. There was no material effect on earnings, in the quarter ended August 2, 1997, from the adoption of SFAS No. 123.


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Registrant entered into a Revolving Credit and Term Loan Agreement on February 15, 1995 ("the Credit Agreement"), which was amended as of July 26, 1996 (the "Amended Credit Agreement") and as of May 2, 1997 (the "Amended and Restated Credit Agreement"). The Amended Credit Agreement was assigned by the lending group to one financial institution on December 12, 1996. The Amended and Restated Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $30,200,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000 and the Stock Redemption Facility in the amount of $1,700,000. The Amended and Restated Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through August 2, 1997.

The Amended and Restated Credit Agreement (a) provides for a Stock Redemption Facility of $1,700,000 which the Registrant is required to use to repay the revolving credit facility for the monies used to redeem the Preferred Stock on March 31, 1997; (b) revises the repayment schedule for Term Loan C to provide for a quarterly payment schedule through December 31, 1999 and a final payment of $500,000 on February 15, 2000;(c)amends certain definitions;
(d) changes certain borrowing limitations, including a provision which permits secured borrowing of up to $1,500,000 from third party lenders in fiscal 1997; (e)eliminates all the major financial covenants except the fixed charge coverage ratio which was redefined and renamed the debt service coverage ratio; and (f)reduces interest rates on the revolving credit facility by .50% and on Term Loan C by .25% to the Base Rate (defined below) plus .75% and 1.00%, respectively. The interest rate on the Stock Redemption Facility is the same as for Term Loan C. The Base Rate is the rate which is the greater of the (i) bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus
 .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") to determine the interest rate. Other terms and conditions of the Credit Agreement previously reported upon by the Registrant have not been modified.


The Registrant has pursued an asset redeployment program since entering into the Credit Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The remaining components of the asset redeployment program consist of the sale of real estate partnership interests in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket, and the sale/leaseback or mortgaging of buildings owned by the Registrant and located in Linden, New Jersey. The sale/leaseback of a supermarket property in Aberdeen, which was part of the asset redeployment program, was completed on February 3, 1997 for $2.3 million which resulted in a deferred gain of $199,000. The sale of the partnership interest in the West Long Branch shopping center is under contract. Additionally, a commitment has been received for the financing of the buildings in Linden.

The Amended and Restated Credit Agreement combined with the asset redeployment plan described above strengthen the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.


The Registrant's compliance with the major financial covenant under the Amended and Restated Credit Agreement was as follows as of August 2, 1997.

                                                   Actual
                          Amended and              (As defined in the
Financial                 Restated Credit          Amended and Restated
Covenant                  Agreement                Credit Agreement)


Debt Service Coverage
 Ratio                    Not less than 1.00 to 1.00     1.39 to 1.00


As of March 29, 1996 the Registrant and Wakefern Food Corporation ("Wakefern"), the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock"), amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and (b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and since then has paid dividends of $34,000 per quarter. The Amended Credit Agreement provides that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996. The Registrant has met all of these targets and redeemed all of the outstanding Preferred Stock on March 31, 1997. The pro-rata portion of the dividend due, $22,667, was also paid at that time.



No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended and Restated Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At August 2, 1997, the Registrant had working capital of $345,000 compared to working capital of $3,056,000 at November 2, 1996 and a working capital deficiency of $2,061,000 at July 27, 1996.

The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

August 2, 1997        1.01 to 1.00
November 2, 1996      1.07 to 1.00
July 27, 1996         0.95 to 1.00



Cash flows (in millions) were as follows:


                                    39 Weeks Ended
                           8/2/97                 7/27/96

Operating activities...    $ 8.9                   $11.1
Investing activities...      0.8                    (9.7)
Financing activities...     (9.3)                   (1.1)
       Totals              $ 0.4                   $ 0.3


The Registrant had $12,310,000 of available credit, at August 2, 1997, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1997.

For the 39 weeks ended August 2, 1997 depreciation was $5,951,000 while capital expenditures totaled $1,824,000, compared to $5,953,000 and $9,808,000 respectively, in the prior year period.






Results of Operations    (13 weeks ended August 2, 1997 compared to 13
                          weeks ended July 27, 1996)

Sales:

Same store sales from the eighteen stores in operation for 13 weeks in both periods increased 2.6% in the current year period versus the prior year period. Increased sales from stores affected by competitive openings in the prior fiscal year contributed to this increase.

Sales for the current quarter totaled $161.1 million as compared to $147.8 million of sales in the prior year period. Sales for the current quarter included the operations of the new locations in Marlboro and Montgomery, New Jersey for the entire period while the prior year period only included the sales from the two new locations from their opening dates of June 19, 1996 and July 13, 1996, respectively.

Gross Profit:

Gross profit on sales decreased slightly to 25.4% of sales in the current period compared to 25.5% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.0 million in the current period versus $1.2 million in the prior year period. The decrease in gross profit was due to the reduced assessment charged by Wakefern on purchases for new store locations received in the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.5% versus 24.7% in the prior year period. The decrease in selling, general and administrative expenses as a percent of sales was due to decreases in certain expense categories. As a percentage of sales, labor and related fringe benefit costs decreased .30% and selling expense decreased
 .53%. These decreases were partially offset by increased supply costs of .11%, general liability insurance costs of .16%, other store expenses, which include debit and credit card processing fees and Wakefern support services, of .19% and the amortization of deferred pre-store opening costs of .16%.

Interest Expense:

Interest expense increased to $1,075,000 from $811,000 while interest income was $56,000 compared to $26,000 for the prior period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt since July 27, 1996.

Income Taxes:

An income tax rate of 40% has been used in the current period based on the expected effective tax rate for fiscal 1997, while a rate of 37% was used in the prior year period.


Net Income:

Net income was $245,000 in the current year period as compared to $320,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended August 2, 1997 were $3,930,000 as compared to $3,744,000 in the prior year period. Net income per common share was $.22 in the current period compared to $.25 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in the current year period and 1,118,150 shares outstanding and a provision of $34,000 for preferred stock dividends in the prior year period. There were no dividends paid on the preferred stock in the current year period since the preferred stock was redeemed on March 31, 1997.


Results of Operations    (39 weeks ended August 2, 1997 compared to 39
                          weeks ended July 27, 1996)


Sales:

Same store sales from the eighteen stores in operation in both periods increased 2.0% in the current year period versus the prior year period. Increase sales from stores affected by competitive openings in the prior fiscal year contributed to this increase.

Sales for the stores in operation for the current year thirty nine week period totaled $480.5 million as compared to $434.9 million of sales from the stores operated in the prior year period. Sales for the thirty nine weeks ended August 2, 1997 include the operations of two new locations in Marlboro and Montgomery, New Jersey opened June 19, 1996 and July 13, 1996, respectively, while the prior year period includes sales from these two new locations for only six and two weeks, respectively.

Gross profit:

Gross profit on sales decreased slightly to 25.2% of sales compared to 25.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.6 million compared to $3.4 million in the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.4% compared to 24.3% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was due to increases in certain expense categories. As a percentage of sales, supply costs increased .04%, general liability insurance costs increased .14%, other store expenses, which include debt and credit card processing fees and Wakefern support services, increased .19% and the amortization of deferred pre-store opening costs increased .10%. These increases were partially offset by decreases in selling expense of .17% and labor and related fringe benefit costs of .08%.

Interest Expense:

Interest expense increased to $3,242,000 from $2,414,000 while interest income was $137,000 compared to $98,000 for the prior period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt since July 27, 1996.

Income Taxes:

An income tax rate of 40% has been used in the current period based on the expected effective tax rate for fiscal 1997, while a rate of 37% was used in the prior year period.

Net Income:

Net income was $493,000 in the current year period. This compares to $1,190,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $11,445,000 as compared to $11,573,000 in the prior year period. Net income per common share was $.39 in the current period compared to $.97 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding and preferred stock dividends of $56,667 in the current year period and 1,118,150 shares outstanding and a provision of $102,000 for preferred stock dividends in the prior year period.
































                               PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                         Exhibit (27) - Financial Data Schedule.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended August 2, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:   September 15, 1997                  /S/ Michael Shapiro

                                                  (Signature)
                                                Michael Shapiro
                                                Senior Vice President
                                                Chief Financial Officer


Date:   September 8, 1997                   /S/ Joseph C. Troilo

                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer