Form 10-K
period 1997-11-01
FOODARAMA SUPERMARKETS INC
filed 1998-01-30
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K
          Annual Report pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number
November 1, 1997                                         1-5745
                    FOODARAMA SUPERMARKETS, INC.
       (Exact name of registrant as specified in its charter)

  New Jersey                                       21-0717108
(State or other jurisdiction of                   I.R.S. Employer
incorporation or organization)                    Identification No.)

Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
              (Address of principal executive offices)

Registrant's telephone number, including area code:    (732) 462-4700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,601,000.
Computation is based on the closing sales price of $23.50 per share of such stock on the American Stock Exchange on January 16, 1998.

     As of January 16, 1998, the number of shares outstanding of Registrant's Common Stock was 1,117,150.

DOCUMENTS INCORPORATED BY REFERENCE
     Information contained in the 1998 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.





                               PART I

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Registrant's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, year 2000 issues relating to computer applications, and other risk factors detailed herein and in other of the Registrant's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.



Item 1.       Business

General


The Registrant, a New Jersey corporation formed in 1958, operates a chain of twenty supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies its stores with bakery products. The Registrant is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name.

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




The following table sets forth certain data relating to the Registrant's business for the periods indicated:
                                    Fiscal Year Ended
             November 1, November 2,  October 28, October 29,  October 30,
                1997         1996*       1995         1994          1993**

Average annual sales per store
(in millions)  $31.8     $31.8     $30.9       $30.2     $27.4
Same store sales increase
(decrease) from prior year
 .........       1.67%     2.63%     1.62%       0.84%    (3.66%)
Total store area in square feet
(in thousands) 1,080     1,080       954       1,072     1,106
Total store selling area in square
feet (thousands)  808      807       710         789       823
Average total square feet per store
(in thousands)    54        54        53          54        53
Average square feet of selling area
/ store(thousands)40        40        39          39        39
Annual sales per square foot of
selling area.   $788      $789      $784        $766      $698
Number of stores:
Stores remodeled
(over $500,000)    0         1         0           0         0
New stores opened. 0         1         0           0         0
Replaced/expanded. 0         1         0           0         3
Closed/divested..  0         0         2           1         6
Number of stores by size
(total store area):
30,000-39,000 sq.ft4         4         4           4         5
40,000-49,900 sq.ft4         4         4           4         4
Over 50,000 sq.ft.12        12        10          12        12
Total stores open
 at period end..  20        20        18          20        21


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

During fiscal year 1996, one new and one replacement location were opened in Marlboro and Montgomery, New Jersey, respectively. Over the next three years the Registrant plans to open two new and four replacement stores and expand three existing locations. One replacement and one new store are presently under construction in East Windsor and Bound Brook, New Jersey.

Technology

Automation and computerization are important to the Registrant's operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. Additionally, all stores have IBM RS/6000 processors and satellite communications. The use of these systems allows the Registrant to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the ShopRite co-branded Master Card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can receive electronic discounts, the value of ShopRite in-ad Clip Less coupons and cash personal checks. Additionally, customers receive a 1% future rebate when paying with the ShopRite Master Card.

The Registrant is also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have new computerized time and attendance systems which are used for, among other things, automated labor scheduling and most have computerized energy management systems. The Registrant also utilizes a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The direct store delivery receiving systems are presently being replaced.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions.

Both the Registrant and Wakefern have undertaken projects to address any year 2000 issues in computer applications. At this time the Registrant does not anticipate any material costs or adverse consequences relative to year 2000 issues.




Industry Segment and Principal Products

The Registrant is engaged in one industry segment. For the last three fiscal years, the Registrant's sales were divided approximately among the categories listed below:


                                         Fiscal Year Ended

Product Categories                 11/01/97  11/02/96  10/28/95

Groceries                          40.6%     41.7%     42.6%
Dairy & Frozen                     16.4      16.1      15.9
Meats, Seafood & Poultry           11.1      11.2      11.3
Non-Foods                           9.9       9.7       9.7
Produce                             8.3       8.3       8.3
Appetizers & Prepared Foods         5.8       5.5       5.0
Pharmacy                            3.8       3.4       3.3
Bakery                              2.2       2.2       2.1
Liquor, Floral & Garden Centers     1.9       1.9       1.8
                                  100.0%    100.0%    100.0%



Gross profit derived by the Registrant from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Registrant owns a 12.9% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite supermarkets. Together, Wakefern and its shareholder members operate approximately 193 supermarkets. Products bearing the ShopRite label accounted for approximately 17% of total sales for the period. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name "ShopRite", the Registrant does not believe that the ownership of or rights in patents, trademarks, licenses, franchises and concessions is material to its business. The locations at which the Registrant may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $450,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligation to Wakefern. As of November 1, 1997 and November 2, 1996, the Registrant's investment in Wakefern was $8,427,000. The Registrant also has an investment in another company affiliated with Wakefern which was $829,000 at November 1, 1997 and $788,000 at November 2, 1996, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Registrant has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments and restrictions on all shareholders of Wakefern. Under the agreement, each shareholder, including the Registrant, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Registrant fulfilled this obligation during the 52 week period ended November 1, 1997. If any shareholder fails to meet such purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern. See Management's Discussion and Analysis - Financial Condition and Liquidity for a discussion of Preferred Stock issued by the Registrant to Wakefern.

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

Many of the Registrant's competitors have greater financial resources and sales. As most of the Registrant's competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of meat, produce, delicatessen, and prepared foods, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The Registrant believes that its membership in Wakefern and ShopRite allows it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. The Registrant also provides clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities it services. The supermarket business is characterized by narrow profit margins, and accordingly, the Registrant's viability depends primarily on its ability to maintain a relatively greater sales volume and more efficient operations than its' competitors.




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

Employees

As of December 31, 1997, the Registrant employed approximately 4,000 persons, of whom approximately 3,600 are covered by collective bargaining agreements. 73% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. The Registrant has historically maintained favorable relations with its unionized employees. However, a strike of Retail Clerk Union Local 1262 workers occurred in May 1993 against the Registrant and three other New Jersey supermarket chains and continued for three weeks until it was satisfactorily settled. The Registrant is subject to six collective bargaining agreements expiring on various dates from April 1998 to April 2001.

By virtue of the nature of the Registrant's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Registrant's twenty supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

The leases expire on various dates from 1999 through 2022. One lease expires in 1999 and does not contain a renewal clause. This location will be replaced by a new supermarket which is under construction and for which a lease has been signed. All other leases contain renewal options ranging from 5 to 25 years. Six leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the six locations in the last fiscal year. Most leases also require the Registrant to pay for insurance, common area maintenance and real estate taxes. Four additional leases have been signed for supermarket locations, one of which is scheduled to open during fiscal year 1998. The three other sites will be replacements for existing stores.

Also, the Registrant is subject to a lease covering its executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Registrant also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns meat and prepared foods processing facilities in Linden, New Jersey. As part of the Registrant's Asset Redeployment Program, the Registrant sold in 1997 its limited partnership interest in two partnerships and financed the facility in Linden, New Jersey, which is the only real property owned by the Registrant. In addition, the Registrant is a party to an additional fifteen leases relating to locations where the Registrant no longer conducts supermarket operations; thirteen of such locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. See Management's Discussion and Analysis-Financial Condition and Liquidity.



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

























                              Part II


Item 5.  Market for Registrant's Common Stock and Security Holder
Matters

     (a)  The Registrant's Common Stock is traded on the American
Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock
Exchange for the fiscal years ended November 2, 1996 and November 1, 1997.

     Fiscal Quarter Ended          High            Low


     January 27, 1996              13 5/8         10
     April 27, 1996                18 1/4         13 3/8
     July 27, 1996                 21 1/2         17
     November 2, 1996              17 1/2         14 1/4


     February 1, 1997              16 3/4         14
     May 3, 1997                   17 3/8         14 7/8
     August 2, 1997                19 1/2         17 1/2
     November 1, 1997              18 3/4         16 7/8



     (b) The approximate number of record holders of the Registrant's Common Stock was 435 as of January 16, 1998.

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




                             Year Ended


             November 1, November 2, October 28, October 29, October 30,
               1997       1996 (1)    1995 (2)    1994 (3)   1993 (4)
                    (Dollars in thousands, except per share amounts)

Income Statement
     Data:
Sales              $636,731  $601,143  $586,477  $611,074  $674,675

Net income (loss)  $  1,064  $  1,396  $  (191)  $   (513) $ (1,965)

Income (loss) per
common share       $  .90    $  1.13   $  (.29)  $  (.58)  $ (1.84)

Cash dividends
per common share      -            -         -         -         -

Balance sheet data
(at year end):
Working capital    $  3,518  $  3,056  $ (4,451) $ (8,674) $ (30,613)(5)

Total assets       $121,500  $124,181  $110,984  $130,821  $137,440

Long-term debt
(excluding current
portion)           $ 36,996  $ 41,243  $ 28,334  $ 37,439  $ 13,432 (6)

Common share-
holders' equity    $ 31,315  $ 30,315  $ 28,672  $ 28,984  $ 30,182

Book value per
common share       $  28.03  $  27.11  $  25.64  $  25.92  $  27.00

Tangible book value
per common share   $  23.47  $  22.22  $ 20.24   $  19.21  $  19.71

(1) 53 week period. The Registrant opened two new locations in June and July, 1996. See Management's Discussion and Analysis - Results of
Operations - Sales.

(2) The period presented includes the results of operations of the two Pennsylvania stores for the 30 weeks prior to their sale on May 23, 1995. The net sales of these two stores for the 30 weeks of fiscal 1995 during which they were owned by the Registrant were $29.2 million.

(3) The period presented includes the results of operations of one New Jersey store for 34 weeks prior to its closing on June 25, 1994,. Net sales for this location for the 34 weeks prior to its closing were $6.0 million.

(4) The period presented includes the results of operations of the five New York stores for the 50 weeks prior to their sale on October 18, 1993. Net sales for the five locations for the 50 weeks of fiscal 1993 during which they were owned by the Registrant were $85.4 million.

(5) Includes $32.6 million of long term debt at October 30, 1993 reclassified as current. See note 6 below.

(6) Does not include $32.6 million of long-term debt at October 30, 1993 reclassified as current due to a default of a loan covenant under the Registrant's credit agreements which terminated February 15, 1995. Such long-term debt was classified as a current liability on the Registrant's balance sheet at October 30, 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

The Registrant entered into a Revolving Credit and Term Loan Agreement on February 15, 1995 ("the Credit Agreement"), which was amended as of July 26, 1996 (the "Amended Credit Agreement"). The Amended Credit Agreement was assigned by the lending group to one financial institution on December 12, 1996, and was further amended as of May 2, 1997, October 28, 1997, November 14, 1997 and January 15, 1998 (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $30,200,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000 and the Stock Redemption Facility in the amount of $1,700,000. The Amended and Restated Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through November 1, 1997.

The Amended and Restated Credit Agreement (a) provides for a Stock Redemption Facility of $1,700,000 which the Registrant is required to use to repay the revolving credit facility for the monies used to redeem the Preferred Stock held by Wakefern on March 31, 1997; (b) revises the repayment schedule for Term Loan C to provide for a quarterly payment schedule through December 31, 1999 and a final payment of $500,000 on February 15, 2000;(c) amends certain definitions; (d) changes certain borrowing limitations, including a provision which permits secured borrowing of up to $1,500,000 from third party lenders in fiscal 1997;
(e) eliminates all the major financial covenants except the fixed charge coverage ratio which was redefined and renamed the debt service coverage ratio; (f) reduces interest rates on the revolving credit facility by 1.00% and on Term Loans by .75% to the Base Rate (defined below) plus
 .25% and .50%, respectively; and (g) redefines Term Loan C and the Stock Redemption Facility as Fixed Rate Loans. The interest rate on the Fixed Rate Loans is 8.38%. The Base Rate is the rate which is the greater of the (i) bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") to determine the interest rate. Other terms and conditions of the Credit Agreement previously reported upon by the Registrant have not been modified.

The Registrant has pursued an asset redeployment program since entering into the Credit Agreement, utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The program was completed November 14, 1997. The components of the asset redeployment program completed in 1997 were the sale/leaseback of a supermarket property in Aberdeen, New Jersey on February 3, 1997 for $2.3 million which resulted in a deferred gain of $199,000; the sale of a real estate partnership interest in a shopping center in West Long Branch, New Jersey in which the Registrant operates a supermarket on October 6, 1997 resulting in a gain of $140,000 and the receipt of $677,000 in payment of accounts receivable owed by the partnership to the Registrant; the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey on October 8, 1997 for $735,000 which resulted in a gain of the same amount; and the financing of two buildings owned by the Registrant and located in Linden, New Jersey on November 14, 1997. The proceeds from the financing, $1.5 million, were used to purchase a third building in the complex for $600,000, with the balance of the proceeds to be used for the remodeling and refurbishment of the meat and prepared foods processing facility which is housed in the three buildings. The note bears interest at 9.18% and is payable in monthly installments over its seven year term based on a ten year amortization.

The Amended and Restated Credit Agreement combined with the completion of the asset redeployment plan described above strengthened the Registrant's financial condition by increasing liquidity and providing increased working capital through the Revolving Note.

On May 23, 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investments of $1,200,000 in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt.

On January 25, 1996 the Registrant financed $4,068,000 of used equipment at three existing locations. The note bears interest at 10.58% and is payable in monthly installments over its four year term. The proceeds were used to repay existing debt.

On September 13, 1996 the Registrant financed $536,000 of Point of Sale ("POS") equipment at two existing locations. The note bears interest at 8.82% and is payable in monthly installments over its four year term. The proceeds were used to purchase the POS equipment.

On September 30, 1996 and November 1, 1996 the Registrant financed the purchase of $4,602,075 and $1,397,925, respectively, of equipment for the two new store locations in Marlboro and Montgomery, New Jersey. The notes bear interest at 9.02% and 8.74%, respectively, and are payable in monthly installments over their eight year terms.

The Registrant's compliance with the major financial covenant under the Amended and Restated Credit Agreement was as follows as of November 1, 1997:

                                                  Actual
                          Amended and             (As defined in the
Financial                 Restated Credit         Amended and Restated
Covenant                  Agreement               Credit Agreement)


Debt Service Coverage
 Ratio                    Not less than 1.00 to 1.00     1.26 to 1.00

As of March 29, 1996 the Registrant and Wakefern Food Corporation ("Wakefern"), the owner of the Registrant's Class A 8% Cumulative Convertible Preferred Stock (the "Preferred Stock"), amended certain provisions of the Preferred Stock to (a) extend the date after which Wakefern shall be entitled to convert the Preferred Stock to Common Stock from March 31, 1996 to March 31, 1997; and (b) defer the 2% increase in the dividend rate effective March 1996 to March 1997. On May 14, 1996 the Registrant paid dividends in arrears on the Preferred Stock of $456,980 as well as a quarterly dividend of $34,000 for the quarter ended April 30, 1996 and since then has paid dividends of $34,000 per quarter. The Amended Credit Agreement provides that the Preferred Stock may be redeemed only if the Registrant has met or exceeded its financial performance and debt reduction targets for the year ended November 2, 1996. The Registrant met all of these targets and redeemed all of the outstanding Preferred Stock on March 31, 1997. The pro-rata portion of the dividend due, $22,667, was also paid at that time.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended and Restated Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital:

At November 1, 1997, the Registrant had working capital of $3,518,000 compared to $3,056,000 at November 2, 1996 and a deficiency of $4,451,000 at October 28, 1995. Working capital in fiscal 1997 remained at approximately the same levels as the prior year. Accounts receivable consist primarily of bad checks due the Registrant, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for bad checks which are not written off until all collection efforts are exhausted. The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital improved in fiscal 1996 as the result of (a) the equipment financing completed in January 1996, with $3,000,000 of current debt replaced by long term borrowing; (b) the reduction in current payables relating to inventory and store operations using proceeds of long term borrowings under the Revolving Note; and (c) an increase of $1,000,000 in current related party receivables which become due in fiscal 1997.

Changes in working capital components for fiscal 1995 were primarily attributable to the sale of assets in Pennsylvania, the accelerated application of cash receipts against the Revolving Note and the improved liquidity resulting from the Credit Agreement.

Working capital ratios were as follows:

     November 1, 1997         1.1 to 1.0
     November 2, 1996         1.1 to 1.0
     October 28, 1995          .9 to 1.0




Cash flows (in millions) were as follows:

                                         1997     1996      1995

From operations.....................    $10.1     $ 9.7     $ 9.6
Investing activities................       .5      (6.5)      2.7
Financing activities................    (10.0)     (3.5)    (14.4)
     Totals                             $  .6     $( .3)    $(2.1)

Fiscal 1997 capital expenditures totaled $3,620,000 with depreciation of $8,104,000 compared to $13,181,000 and $8,207,000 respectively for fiscal 1996 and $3,755,000 and $8,371,000 respectively for fiscal 1995. In fiscal 1997 long-term debt decreased $2,231,000, using proceeds from the sale of assets under the asset redeployment program and cash generated by operations which was partially offset by financing obtained under the Stock Redemption Facility, the capitalization of a real estate lease for the Aberdeen, New Jersey store and increased debt as the result of the Insur-Rite premium calls.

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

The Registrant had $11,727,000 of available credit, at November 1, 1997, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and debt service for fiscal 1998.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $636.7 million, $601.1 million and $586.5 million, respectively in fiscal 1997, 1996 and 1995. This represents an increase of 5.9 percent in 1997 and an increase of 2.5 percent in 1996. These changes in sales levels were the result of the 53rd week in fiscal 1996, opening of two new locations in June and July 1996 and the sale of two Pennsylvania stores in May 1995. Comparable store sales were $581.1 million, $571.5 million and $556.9 million in the respective three year periods, an increase of 1.7% in fiscal 1997 and 2.6% in fiscal 1996 after adjusting for the 53rd week in fiscal 1996.

Gross Profit:

Gross profit totaled $161.0 million in fiscal 1997 compared to $152.1 million in fiscal 1996 and $148.3 million in fiscal 1995. Gross profit as a percent of sales was 25.3%, in each of the three fiscal years 1997, 1996 and 1995.

In both fiscal 1997 and 1996 gross profit percentage was positively affected by the continued improvement in product mix and Wakefern incentive programs for the two new locations. However, this improvement was offset by price reductions instituted to combat increased competitive pressure in the Registrant's marketing area.

The increase in gross profit percentage in fiscal 1995, when compared to the gross profit percentage of 24.3% for fiscal 1994, was primarily due to improved product mix and the ability of the Registrant to maintain full inventory levels in its stores. The ability to maintain full inventory levels is the result of improved liquidity under the new financing obtained on February 15, 1995. The exclusion of results of the two Pennsylvania stores sold on May 23, 1995 would not have had any material impact on gross profit percentages when comparing fiscal 1995 results to the prior year results.

Patronage dividends applied as a reduction of the cost of merchandise sold were $6,633,000, $6,905,000 and $7,246,000 for the last three fiscal years. This translates to 1.04%, 1.15% and 1.24% of sales for the respective periods.








                                     Fiscal Years Ended
                              11/01/97  11/02/96  10/28/95
                                      (in millions)

Sales........................ $636.7    $601.1    $586.5
Gross profit.................  161.0     152.1     148.3
Gross profit percentage......   25.3%     25.3%     25.3%


Operating, General and Administrative Expenses:

Fiscal 1997 expenses totaled $155.9 million compared to $147.0 million in fiscal 1996 and $142.9 million in fiscal 1995.


                                     Fiscal Years Ended
                              11/01/97  11/02/96  10/28/95
                                      (in millions)

Sales........................ $636.7    $601.1    $586.5
Operating, General and
Administrative Expenses......  155.9     147.0     142.9
% of Sales...................   24.5%     24.5%     24.4%

Operating, general and administrative expenses as a percent of sales remained the same in fiscal 1997 compared to fiscal 1996. Decreases, primarily related to the two new locations opened in fiscal 1996, in selling expense and labor and related fringe benefit costs, as well as reduced corporate administrative expense, were offset by increases in general liability insurance expense, other store expenses, which include debit and credit card processing fees and Wakefern support services, and the amortization of deferred pre-store opening costs. The general liability insurance increase was the result of premium calls from Insure-Rite, Ltd., for policy years ended December 1, 1993 and December
1, 1994 as previously discussed in the Commitments and Contingencies footnote in prior years financial statements. As a percentage of sales, selling expense decreased .27%, payroll and related fringe benefit costs decreased .10% and corporate administrative expense decreased .09%.
These decreases were offset by increases in general liability insurance of .27%, other store expenses of .18% and amortization of deferred pre-store opening costs of .04%. Pre-opening costs were $505,000 in fiscal 1997.

Operating, general and administrative expenses increased slightly in fiscal 1996 compared to fiscal 1995. This increase was the result of grand opening expenses for the two new locations, as well as increased promotional activity in the Registrant's marketing area and a decrease in income generated from the sale of cardboard due to a drop in the cardboard market. As a percentage of sales, labor and related fringe benefit costs increased .28%, selling expense increased .25% and miscellaneous income declined .08%. These increases were partially offset by decreases in other store expenses of .13% and administrative expense of .29%. Pre-opening costs were $90,000 in fiscal 1996.

Amortization expense increased in fiscal 1997 to $1,956,000 compared to $1,826,000 in fiscal 1996 and $2,954,000 in fiscal 1995. The increase in fiscal 1997, as compared to fiscal 1996, was the result of increased amortization of deferred escalation rents and deferred pre-store opening costs partially offset by decreased amortization of goodwill and deferred financing costs. The decline in fiscal 1996 was the result of decreased amortization of goodwill and deferred escalation rents as compared to fiscal 1995 which included the write off of goodwill on the sale of the Pennsylvania stores.

Interest Expense:

Interest expense totaled $4.3 million in fiscal 1997 compared to $3.5 million in fiscal 1996 and $4.6 million in fiscal 1995. The increase in fiscal 1997, as compared to fiscal 1996, was due to an increase in the average debt outstanding since November 2, 1996 partially offset by lower interest rates on the Registrant's credit facility. The decrease in fiscal 1996, as compared to fiscal 1995, resulted from an overall reduction in debt levels coupled with lower rates on the Registrant's bank credit facility. Interest income was $0.3 million in fiscal 1997 compared to $0.2 million in fiscal 1996 and $0.4 million in fiscal 1995.

Income Taxes:

The Registrant recorded a tax provision of $0.6 million in fiscal 1997 and $0.3 million in fiscal 1996 and a tax benefit of $0.2 million in fiscal 1995. See Note 15 of Notes to Consolidated Financial Statements.

Net Income:

The Registrant had net income of $1,064,000 or $.90 per share in fiscal 1997 compared to net income of $1,396,000 or $1.13 per share in fiscal 1996. 1997 results included a net gain after tax on real estate transactions of $413,000 or $.37 per share. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1997 were $15,744,000 as compared to $15,107,000 in fiscal 1996. Fiscal 1997
EBITDA includes $656,000 as a result of the gain on real estate transactions.

Fiscal 1995 resulted in a net loss of $191,000 or $.29 per share after an extraordinary charge of $1,009,000 or $.90 per share for the write off of expenses related to the early extinguishment of debt and a charge for the cumulative effect of a change in accounting for post-employment benefits of $129,000 or $.12 per share in fiscal 1995. 1995 results included a net gain on real estate transactions of $259,000 or $.23 per share. Excluding the net loss from the sale of, and operating losses from, the two Pennsylvania stores sold on May 23, 1995, income before the extraordinary item and the change in accounting would have been $1,802,000 or $1.49 a share for fiscal 1995. EBITDA for fiscal 1995 were $17,205,000 after the gain of $474,000 on real estate transactions.

Shares outstanding were 1,117,150 for fiscal 1997 and 1,118,150 for fiscal 1996 and fiscal 1995. Per share amounts for fiscal 1997, 1996 and 1995 are after Preferred Stock dividends of $56,667, $136,000 and $136,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 128 which becomes effective for the Registrant in the first quarter of fiscal 1998.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 130 which becomes effective for the Registrant in fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 131 which becomes effective for the Registrant in fiscal 1999.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Schedules included in Part IV,
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in Form 8-K filed November 1, 1996 and Form 8-K/A filed December 4, 1996, on October 25, 1996, Amper, Politziner and Mattia was appointed to serve as the independent public accountants for the Registrant for the fiscal year ended November 2, 1996. Deloitte & Touche, LLP ("Deloitte") had served as the Registrant's independent public accountants for the fiscal year ended October 28, 1995 and until Deloitte's dismissal on October 25, 1996. The decision to dismiss Deloitte and appoint Amper, Politziner and Mattia was approved by the Registrant's Audit Committee and Board of Directors.

In connection with the audits of the fiscal year ended October 28, 1995, and the subsequent interim period through October 25, 1996, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Deloitte's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Registrant's audit report issued by Deloitte contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.



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


                                Part IV



Item 14. Exhibits, Financial Statement Schedules,and Reports on Form 8-K

a.1.     Audited financial statements and                          Page
No.
          supplementary data

              Independent Auditors' Report                       F-1-2

              Foodarama Supermarkets, Inc. and
                  Subsidiaries Consolidated Financial
                  Statements:

              Balance Sheets as of November 1, 1997              F-3-4
                  and November 2, 1996.

              Statements of Operations for each of the           F-5
                  fiscal years ended November 1, 1997,
                  November 2, 1996 and October 28, 1995.

              Statements of Shareholders' Equity                 F-6
                  for each of the fiscal years ended
                  November 1, 1997, November 2, 1996
                  and October 28, 1995.

              Statements of Cash Flows for each of the           F-7
                  fiscal years ended November 1, 1997,
                  November 2, 1996 and October 28, 1995.

              Notes to Consolidated Financial Statements    F-8 to 30

a.2.    Financial Statement Schedules

             Schedule II                                    S-1
              Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                  E-1 to 6


b.      Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the fourth quarter of fiscal 1997.

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

Date: January 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date



 /S/  Joseph J. Saker
Joseph J. Saker               Chairman of the Board        January 27, 1998
                         of Directors and President,
                         Chief Executive Officer

/S/  Charles T. Parton
Charles T. Parton        Director                             January 28, 1998



Albert A. Zager          Director


/S/  Richard Saker
Richard Saker            Executive Vice President,            January 27, 1998
                         Secretary and Director,
                         Chief Operating Officer


Independent Auditors' Report

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of November 1, 1997 and November 2, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, shareholders' equity and cash flows of Foodarama Supermarkets Inc. and Subsidiaries for the fiscal year ended October 28, 1995 were audited by other auditors whose report dated January 25, 1996 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of November 1, 1997 and November 2, 1996 and the results of their operations and their cash flows for the fiscal years ended November 1, 1997 and November 2, 1996 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



                           Amper, Politziner & Mattia P.A.

                                AMPER, POLITZINER & MATTIA P.A.
January 23, 1998
Edison, New Jersey







Independent Auditors' Report


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended October 28, 1995 of Foodarama Supermarkets, Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Foodarama Supermarkets, Inc. and Subsidiaries for the fiscal year ended October 28, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Parsippany, New Jersey
January 25, 1996









                           FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                               November 1, 1997 and November 2, 1996

                                               Assets


                                                     1997             1996
Current assets
 Cash and cash equivalents                 $       3,678,000   $    3,114,000
 Merchandise inventories                          33,585,000       31,654,000
 Receivables and other current assets              3,576,000        2,731,000
 Prepaid income taxes                                392,000          974,000
 Related party receivables - Wakefern              5,389,000        6,032,000
 Related party receivables - other                   238,000        1,259,000
                                                  46,858,000       45,764,000

Property and equipment
 Land                                                 93,000        1,650,000
 Buildings and improvements                          829,000        1,867,000
 Leasehold improvements                           32,064,000       33,238,000
 Equipment                                        65,935,000       62,314,000
 Property under capital leases                    19,443,000       15,259,000
                                                 118,364,000      114,328,000
 Less accumulated depreciation
  and amortization                                62,210,000       55,592,000
                                                  56,154,000       58,736,000

Other assets
 Investments in related parties                    9,256,000        9,215,000
 Intangibles                                       5,100,000        5,475,000
 Other                                             2,847,000        3,730,000
 Related party receivables - Wakefern              1,191,000        1,029,000
 Related party receivables - other                    94,000          232,000
                                                  18,488,000       19,681,000

                                           $     121,500,000  $   124,181,000

                               See notes to consolidated Financial Statements.


                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     November 1, 1997 and November 2, 1996

                     Liabilities and Shareholders' Equity


                                                     1997            1996
Current liabilities
  Current portion of long-term debt        $       6,647,000   $    5,182,000
  Current portion of long-term debt,
   related party                                     738,000          589,000
  Current portion of obligations under
   capital leases                                    469,000           67,000
  Deferred income tax liability                      945,000        1,261,000
  Accounts payable
   Related party - Wakefern                       23,723,000       23,850,000
   Others                                          3,763,000        5,100,000
  Accrued expenses                                 7,055,000        6,659,000
                                                  43,340,000       42,708,000

Long-term debt                                    17,874,000       26,852,000
Long-term debt, related party                      1,797,000          757,000
Obligations under capital leases                  17,325,000       13,634,000
Deferred income taxes                              3,828,000        2,886,000
Other long-term liabilities                        6,021,000        5,329,000
                                                  46,845,000       49,458,000


Mandatory redeemable preferred stock,
 $12.50 par; authorized 1,000,000
 shares; issued and outstanding -0-
 shares November 1, 1997; 136,000
 shares November 2, 1996                                   -        1,700,000

Shareholders' equity
  Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627
   shares                                          1,622,000        1,622,000
  Capital in excess of par                         2,351,000        2,351,000
  Retained earnings                               33,971,000       32,964,000
                                                  37,944,000       36,937,000
  Less 504,477 shares November 1, 1997;
   503,477 shares November 2, 1996,
   held in treasury, at cost                       6,629,000        6,622,000
                                                  31,315,000       30,315,000

                                           $     121,500,000      124,181,000

                 See notes to consolidated financial statments


              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
         Fiscal Years Ended November 1, 1997, November 2, 1996
                          and October  28, 1995


                                      1997          1996           1995

Sales                       $      636,731,000 $  601,143,000   $ 586,477,000

Cost of merchandise sold           475,764,000    449,077,000     438,222,000

Gross profit                       160,967,000    152,066,000     148,255,000

Operating, general and
 administrative expenses           155,939,000    146,992,000     142,849,000

Income from operations               5,028,000      5,074,000       5,406,000

Other (expense) income:
 Gain on sale of stores                      -              -         474,000
 Gain on real estate
   transactions                        656,000              -               -
 Interest expense                   (4,273,000)    (3,522,000)     (4,578,000)
 Interest income                       279,000        183,000         432,000
                                    (3,338,000)    (3,339,000)     (3,672,000)
Income before taxes,
 extraordinary item and
 cumulative effect of
 change in accounting                1,690,000      1,735,000       1,734,000

Income tax provision                  (626,000)      (339,000)       (787,000)

Income before
 extraordinary item and
 cumulative effect of
 change in accounting                1,064,000      1,396,000         947,000

Extraordinary item:
 Early extinguishment of
  debt (net of tax benefit
  of $839,000)                               -              -      (1,009,000)

Cumulative effect of
 change in accounting
 (net of tax benefit
 of $107,000)                                -              -        (129,000)

Net income (loss)           $        1,064,000   $  1,396,000   $    (191,000)

Per share information:

Income before extraordinary
 item and cumulative effect
 of change in accounting    $              .90   $       1.13   $         .73

Extraordinary item                           -              -            (.90)

Cumulative effect of change
  in accounting                              -              -            (.12)

Net income (loss) per
 common share               $              .90   $       1.13   $       ( .29)

Weighted average shares
 outstanding                         1,117,150      1,118,150       1,118,150


               See notes to consolidated financial statements.

                             FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                            Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended November 1, 1997, November 2, 1996 and October 28, 1995


                                                       Capital
                                Common Stock          in Excess    Retained
                              Shares      Amount       of Par      Earnings

Balance - October 29,1994
                            1,621,627  $ 1,622,000  $ 2,351,000  $ 32,318,000

Net loss 1995                       -            -            -      (191,000)

Minimum pension
 liability adjustment               -            -            -             -

Balance - October 28,
 1995                       1,621,627    1,622,000    2,351,000    32,127,000

Net income 1996                     -            -            -     1,396,000

Preferred stock
 dividends paid -
 $4.11 per share                    -            -            -      (559,000)

Minimum pension
 liability adjustment               -            -            -             -

Balance - November 2,
 1996                       1,621,627    1,622,000    2,351,000    32,964,000

Net income 1997                     -            -            -     1,064,000

Shares repurchased                  -            -            -             -

Preferred stock
 dividends paid -
 $.42 per share                     -            -            -       (57,000)

Balance - November 1,
 1997                       1,621,627  $ 1,622,000  $ 2,351,000 $  33,971,000

                            Minimum
                            Pension
                          Liability            Treasury Stock        Total
                          Adjustment       Shares      Amount        Equity

Balance - October 29,
 1994                     $  (685,000) $  (503,477) $(6,622,000) $ 28,984,000

Net Loss 1995                       -            -            -      (191,000)

Minimum pension
 liability adjustment        (121,000)           -            -      (121,000)

Balance - October 28,
 1995                        (806,000)    (503,477)  (6,622,000)   28,672,000

Net Income 1996                     -            -            -     1,396,000

Preferred Stock
 dividends paid -
 $4.11 per share                    -            -            -      (559,000)

Minimum pension
 liability adjustment         806,000            -            -       806,000

Balance - Novemeber 2,
 1996                               -    (503,477)   (6,622,000)   30,315,000

Net Income 1997                     -            -            -     1,064,000

Shares repurchased                  -      (1,000)       (7,000)       (7,000)

Preferred stock
 dividends paid -
 $.42 per share                     -           -             -       (57,000)

Balance - November 1,
 1997                               -    (504,477) $ (6,629,000) $ 31,315,000



          See notes to consolidated financial statements.

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
 Fiscal Years Ended November 1, 1997, November 2, 1996 and October 28,
                                 1995



                                         1997          1996          1995

Cash flows from operating
 activities
 Net income (loss)                 $  1,064,000   $ 1,396,000   $   (191,000)
 Adjustments to reconcile net
   income (loss) to net cash
   from operating activities
   Depreciation                       8,104,000     8,207,000      8,371,000
   Amortization, intangibles            375,000       563,000      1,440,000
   Amortization, deferred
   financing costs                      642,000       820,000        846,000
   Amortization, deferred rent
    escalation                          434,000       353,000        539,000
   Amortization, other assets           505,000        90,000        129,000
   Gain on real estate
    transactions                       (656,000)            -       (474,000)
   Deferred income taxes                626,000       136,000       (729,000)
   Loss on disposal of store
   property and equipment
    and other assets                          -             -         93,000
   (Increase) decrease in
    Merchandise inventories          (1,931,000)   (3,985,000)     2,131,000
    Receivables and other
     current assets                    (845,000)      185,000        946,000
   Prepaid income taxes                 582,000      (974,000)             -
   Other assets                         (78,000)    2,484,000      1,928,000
   Related party
    receivables - Wakefern              481,000    (1,386,000)     1,065,000
   Increase (decrease) in
    Accounts payable                 (1,464,000)    2,958,000     (5,551,000)
    Income taxes payable                      -       (77,000)      (168,000)
    Other liabilities                 2,286,000    (1,042,000)      (623,000)
    Other                                     -             -       (121,000)
                                     10,125,000     9,728,000      9,631,000

Cash flows from investing
 activities
 Net proceeds from the sale
  of property and equipment                   -             -         41,000
 Net proceeds from the sale
  of stores                                   -             -      6,649,000
 Net proceeds from real
  estate transactions                 2,938,000             -              -
 Cash paid for the purchase
  of property and equipment          (3,620,000)   (6,645,000)    (3,755,000)
 (Increase) decrease in
  related party
  receivables - other                 1,159,000        95,000       (246,000)
                                        477,000    (6,550,000)     2,689,000

              See notes to consolidated financial statements.

              FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows - (continued)
 Fiscal Years Ended November 1, 1997, November 2, 1996 and October 28,
                                 1995




Cash flows from financing
 activities
 Payment for redemption of
  preferred stock                 (1,700,000)             -                -
 Preferred stock dividend
  payments                           (57,000)      (559,000)               -
 Proceeds from issuance
  of debt                          1,700,000     13,202,000       35,005,000
 Principal payments under
  long-term debt                  (9,213,000)   (15,768,000)     (46,618,000)
 Principal payments under
  capital lease obligations          (91,000)      (197,000)      (1,380,000)
 Principal payments under
  long-term debt, related
  party                             (450,000)      (177,000)               -
 Deferred financing costs           (227,000)             -                -
 Debt restructuring costs                  -              -       (1,434,000)
                                 (10,038,000)    (3,499,000)     (14,427,000)

Net change in cash and cash
 equivalents                         564,000       (321,000)      (2,107,000)

Cash and cash equivalents,
 beginning of year                 3,114,000      3,435,000        5,542,000

Cash and cash equivalents,
 end of year                 $     3,678,000   $  3,114,000   $    3,435,000

Supplemental disclosures of
 cash paid (received)
   Interest                  $     4,277,000   $  3,526,000   $    5,105,000
   Income taxes                     (606,000)     1,263,000          494,000

                     See notes to consolidated financial statement. Notes to Consolidated Financial Statements.

Note  1 -  Summary of Significant Accounting Policies
           Nature of Operations
           Foodarama Supermarkets, Inc. and Subsidiaries operate 20 ShopRite supermarkets primarily in Central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

           Fiscal Year
           The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1997 consists of the 52 weeks ended November 1, 1997, fiscal 1996 consists of the 53 weeks ended November 2, 1996 and fiscal 1995 consists of the 52 weeks ended October 28, 1995.

           Principles of Consolidation
           The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

           Industry Segment
           The Company operates in one industry segment, the retail sale of food and non-food products, primarily in the central New Jersey region.

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

           Cash Equivalents
           The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

           Merchandise Inventories
           Merchandise inventories are stated at the lower of cost (first-in, first-out) or market with cost being determined under the retail method.



Note  1 -  Summary of Significant Accounting Policies - (continued)
           Property and Equipment
           Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of between three and ten years for equipment, the shorter of the useful life or lease term for leasehold improvements, and twenty years for buildings.

           Property and equipment under capital leases is recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or its useful life.

           Investments
           The Company's investment in its principal supplier, Wakefern, is stated at cost (see Note 4).

           Intangibles
           Intangibles consist of goodwill, favorable operating lease costs and a covenant not to compete. Goodwill is being amortized on a straight-line basis over periods from 15 to 37 years. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases which range from 14 to 31 years. The covenant not to compete was amortized on a straight-line basis over the contractual life of the agreements of six years, ending March 1996.

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

Note  1 -  Summary of Significant Accounting Policies - (continued)
           Advertising
           Advertising costs are expensed as incurred.
           Advertising expense was $13,204,000, $14,028,000 and $12,776,000, for the fiscal years 1997, 1996 and 1995, respectively.

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

           Earnings (Loss) Per Share
           The computation of earnings (loss) per share is based on the weighted average number of common shares outstanding during each year (1,117,150 shares in 1997 and 1,118,150 shares in 1996 and 1995) and mandatory preferred stock dividend requirements of $57,000 in fiscal 1997 and $136,000 in fiscal 1996 and 1995.
           Fully diluted net income (loss) per share has not been presented since the amount would be antidilutive or would not result in a material dilution of net income
           (loss) per share.

Note  2 -  Concentration of Cash Balance
           As of November 1, 1997 and November 2, 1996 cash balances of approximately $854,000 and $1,051,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation (FDIC). These balances exceed the insured amount of $100,000.

Note  3 -  Receivables and Other Current Assets

                                            November 1,   November 2,
                                              1997           1996

           Accounts receivable       $        2,676,000  $  1,867,000
           Prepaids                           1,279,000       979,000
           Rents receivable                      94,000       550,000
           Less allowance for
            uncollectible accounts             (473,000)     (665,000)
                                            $ 3,576,000  $  2,731,000

Note  4 -  Related Party Transactions
           Wakefern Food Corporation
           As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern.
           The maximum required investment per store was $450,000 at November 1, 1997 and November 2, 1996. The Company has a 13% investment in Wakefern of $8,427,000 at November 1, 1997 and November 2, 1996. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/shareholders of the Company. As of November 1, 1997 and November 2, 1996, the Company was obligated to Wakefern for $757,000 and $809,000, respectively, for the increase in its required investment (see Note 10 Long-Term Debt, Related Party).

           The Company also has an investment of approximately 13% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $829,000 at November 1, 1997 and
           $788,000 at November 2, 1996. Insure-Rite, Ltd.
           provides the Company with liability and property insurance coverage.

           In fiscal 1997, Insure-Rite, Ltd. made two retrospective premium calls for the 1992/93 and the 1993/94 policy years for $869,000 and $770,000, respectively. The premium calls represent actuarial projections of claims to be paid in excess of the deposit premium paid by the members. The Company also has a balance due of $139,000 for premium calls for the 1991/92 policy year. After the 1993/94 policy year, Insure-Rite, Ltd. changed its policy to provide for a fixed premium covering all insured losses and the elimination of premium calls. The premium calls are payable in scheduled semi-annual payments through September 1999. No interest is being charged on this obligation. At November 1, 1997 and November 2, 1996, $686,000 and $537,000 was included in current portion of long-term debt, respectively, and $1,092,000 was the long-term portion at November 1, 1997. Insurance premiums paid to Insure-Rite, Ltd. for fiscal years 1997 and 1996 was $2,702,000 and $2,738,000 respectively.


Note  4 -  Related Party Transactions - (continued)
           Wakefern Food Corporation  - (continued)
           As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated financial statements. For fiscal 1997, 1996 and 1995, the patronage dividends were $6,633,000, $6,905,000 and $7,246,000, respectively.

           At November 1, 1997 and November 2, 1996, the Company has current receivables due from Wakefern of approximately $5,389,000 and $6,032,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,191,000 and $1,029,000, respectively.

           In September 1987, the Company and all other stockholder members of Wakefern, entered into an agreement, as amended in 1992, with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each stockholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a stockholder's stores, merger with another entity or on the transfer of a controlling interest in the stockholder.

           The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $444,000,000, $416,000,000 and
           $404,000,000 for the fiscal years 1997, 1996 and 1995,
           respectively.



Note  4 -  Related Party Transactions - (continued)
           Wakefern Food Corporation  - (continued)
           Wakefern charges the Company for, and provides the Company with product and support services in numerous administrative functions. These services include advertising, insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing.

           In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various
           Wakefern committees.

           Other
           The Company has receivables from related parties that include shareholders, directors, officers and real estate partnerships. At November 1, 1997 and November 2, 1996, approximately $307,000 and $840,000 respectively, of these receivables, consist of notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates.

           Fair Value
           Determination of the fair value of the above receivables is not practicable due to their related party nature. As the Company's investments in Wakefern can only be sold to Wakefern at amounts that approximate the Company's cost, it is not practicable to estimate the fair value of such stock.

Note  5 -  Intangibles
                                              November 1,    November 2,
                                                1997             1996

           Goodwill                         $   3,493,000    $  3,493,000
           Favorable operating
            lease costs                         4,685,000       4,685,000
                                                8,178,000       8,178,000
           Less accumulated
            amortization                        3,078,000       2,703,000
                                            $   5,100,000    $  5,475,000

Note  6 -  Other Assets
                                               November 1,     November 2,
                                                 1997              1996
           Cash collateral for
            workers compensation
            insurance                       $     905,000     $     927,000
           Deferred financing costs               696,000         1,156,000
           Deposits                               560,000           394,000
           Other                                  686,000         1,253,000
                                            $   2,847,000     $   3,730,000

Note  7-   Accrued Expenses
                                               November 1,     November 2,
                                                 1997               1996



           Payroll and payroll
            related expenses          $        3,579,000     $    3,263,000
           Insurance                             324,000             86,000
           Sales, use and other
            taxes                                924,000            900,000
           Interest                              207,000            207,000
           Employee benefits                     569,000            544,000
           Occupancy costs                       964,000          1,058,000
           Real estate taxes                     276,000            316,000
           Other                                 212,000            285,000
                                      $        7,055,000     $    6,659,000

Note  8 -  Real Estate Transactions
           In order to repay indebtedness under the Revolving Credit and Term Loan agreement on a timely basis (see
           Note 9 Long-Term Debt), the Company developed an Asset Redeployment Program. This program consists of the sale of the assets of two supermarkets, located in Bethlehem and Whitehall, Pennsylvania, the sale of a real estate partnership interest in a non-supermarket property located in Shrewsbury, New Jersey and a shopping center in West Long Branch in which the Company operates a supermarket, the sale/leaseback or mortgaging of buildings owned by the Company and located in Linden and Aberdeen, New Jersey and the financing of equipment at three operating locations in Neptune, Piscataway and Sayreville, New Jersey.

           On October 8, 1997, the Company sold its Shrewsbury,
           New Jersey real estate partnership interest, which resulted in proceeds and a gain of $735,000.

           On October 6, 1997, the Company sold its West Long
           Branch, New Jersey real estate partnership interest, which resulted in proceeds and a gain of $140,000.

           On April 10, 1997, the Company sold its lessee interest in a Colonia, New Jersey location to the subtenant.
           The sale provided proceeds and a gain of $245,000.

           On February 26, 1997, the Company bought out its lease on the East Northport, New York location for $331,000, which resulted in a net loss of $342,000 after the write off of related fixed assets and expenses.

           On February 3, 1997, the Company bought out its lease on the Oakhurst, New Jersey location for $218,000 and had a loss on fixed assets written off $67,000. The transaction was reserved for in previous years in the amount of $261,000, therefore the transaction resulted in a net loss of $24,000.

           The Company had other miscellaneous transactions that resulted in a net loss of $97,000 in fiscal year 1997.

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

Note  9 -  Long-term Debt
           Long-term debt consists of the following:

                                             November 1,     November 2,
                                                 1997           1996

           Term loan C                $       9,500,000     $   12,500,000
           Stock redemption note              1,700,000                  -
           Revolving note                     3,773,000          7,809,000
           Other notes payable                9,548,000         11,725,000
                                             24,521,000         32,034,000
           Less current portion               6,647,000          5,182,000
                                      $      17,874,000     $   26,852,000

           On February 15, 1995, the Company entered into a Revolving Credit and Term Loan Agreement ("the Agreement"), which was assigned to a financial institution and amended and restated as of May 2, 1997 and had an additional amendment as of October 28, 1997 ("the Amended Agreement"). The Amended Agreement is collateralized by substantially all of the Company's assets and provides for a total commitment of $30,200,000. The Amended Agreement provides the Company with the option to borrow any of the loan amounts in the agreement under a Eurodollar loan rate based on LIBOR. Eurodollar loans must be borrowed in multiples of $1,000,000, no more than three Eurodollar loans can be outstanding at any one time, and the Eurodollar loan term cannot exceed six months. Interest rates on the Eurodollar loans are fixed for that loan term based on the borrowing terms.

           The Agreement consisted of three Term Loans (A, B, and
           C) and a Revolving Note. The Amended Agreement consists of the remaining Term Loan C, a Stock Redemption Note and a Revolving Note. Term Loan A totaled $2,000,000, and was due within six months from closing. Term Loan B totaled $8,500,000, and was due within 1 year from closing. As of November 2, 1996, Term Loans A and B have been fully repaid.

           Term Loan C totaled $12,500,000 and bore interest at 1.25% over prime under the original Agreement. Under the Amended Agreement dated May 2, 1997, Term Loan C totaled $11,000,000, bears interest at .5% over prime or 2.50% over LIBOR, and is payable in quarterly installments through February 15, 2000. At November 1, 1997, the principal balance due on Term Loan C was $9,500,000 and the full balance was under a Eurodollar loan rate, expiring December 1997, with a fixed interest rate of 9.21875%.

Note  9 -  Long-term Debt - (continued)
           The Stock Redemption Note totaled $1,700,000 and was used to reimburse the funding of the redemption of the Preferred Stock on March 31, 1997. The Stock Redemption Note bears interest at .5% over prime or 2.50% over LIBOR, and is payable in quarterly installments commencing March 31, 1998 through February 15, 2000. At November 1, 1997, the entire Stock Redemption Note was under a Eurodollar loan rate, expiring December 1997, with a fixed interest rate of 9.21875%.

           The Revolving Note, with a total availability, based on 60% of eligible inventory, of up to $17,500,000, bears interest at .25% over prime (1.25% over prime under the original Agreement) or 2.25% over LIBOR. A commitment fee of 1/2 of 1 percent is charged on the unused portion of the Revolving Note. At November 1, 1997, $1,800,000 of the revolving note was under a Eurodollar loan rate, expiring December 1997, with a fixed interest rate of 8.96875%. The remaining principal balance of $1,973,000 was at a rate of 8.75% (prime plus .25%).
           The prime rate on November 1, 1997 was 8.50% and on November 1, 1996 was 8.25%.

           The Revolving Note matures February 15, 2000. The Company had a $2,000,000 letter of credit outstanding at November 1, 1997 and November 2, 1996 and available credit under the revolving note was $11,727,000 and $7,691,000, respectively. All cash receipts are required to be deposited each day and applied against the Revolving Note balance. Disbursements are charged as they are paid and increase the Revolving Note balance. As of November 1, 1997 and November 2, 1996, $5,201,000 and $4,904,000 of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

           The Amended Agreement contains certain affirmative and negative covenants which, among other matters, restrict payment of common dividends, and require the maintenance of a debt service ratio.

           Pursuant to the provisions of loan agreements which terminated on February 15, 1995, the Company was required to pay a special premium totaling $1,100,000. Additionally, the Company paid the new lenders a facility fee of $1,000,000 and an annual administrative fee of $150,000. The Company recorded an extraordinary write-off of $1,848,000 in 1995 on the early extinguishment of debt.

Note  9 -  Long-term Debt - (continued)
           On January 25, 1996, the Company financed, and pledged as collateral, equipment which cost approximately $9,942,000. The note for $4,068,000 bears interest at 10.58% and is payable in monthly installments over its four year term. At November 1, 1997 and November 2, 1996, the balance outstanding on this loan was $2,578,000 and $3,503,000, respectively and is included in other notes payable. Term Loan B was fully repaid from the proceeds of this equipment financing and from the collection of other non-operating assets.

           The balance of other notes payable consists of various equipment loans. These notes bear interest ranging from 5.87% to 10.58% and the due dates range from March 1999 to November 2004. At November 1, 1997 and November 2, 1996, property and equipment which cost approximately $20,371,000, was pledged as collateral for these notes.

           Aggregate maturities of long-term debt are as follows:

                 Fiscal Year

              1998                                             $    6,647,000
              1999                                                  6,619,000
              2000                                                  7,756,000
              2001                                                    772,000
              2002                                                    843,000
              Thereafter                                            1,884,000

           As of November 1, 1997, the fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt.

Note 10 -  Long-term Debt, Related Party
           As of November 1, 1997 the Company was indebted for an investment in Wakefern in the amount of $757,000 and to Insure-Rite, Ltd. in the amount of $1,778,000 (see Note
           4). The debt is non-interest bearing and payable in scheduled installments as follows:

                 Fiscal Year

               1998                                              $    738,000
               1999                                                 1,263,000
               2000                                                   182,000
               2001                                                   182,000
               2002                                                   170,000

           Determination of the fair value of the above long-term
           debt is not practicable due to its related party
           nature.
Note 11 -  Other Long-term Liabilities
                                                     November 1,   November 2,
                                                         1997         1996

           Deferred escalation rent              $    4,409,000  $  3,975,000
           Deferred compensation                        859,000       760,000
           Other                                        753,000       594,000
                                                 $    6,021,000  $  5,329,000

Note 12 -  Long-term Leases
           Capital Leases
                                                     November 1,   November 2,
                                                         1997         1996

           Real estate                            $ 19,443,000  $  15,259,000
           Less accumulated
            amortization                             5,406,000      4,600,000
                                                  $ 14,037,000  $  10,659,000

           On February 3, 1997, the Company sold the Aberdeen, New Jersey store at a sale price of $2,300,000 which resulted in a gain of $199,000. The store was leased back for a lease term of twenty-five years. The lease was capitalized and the gain was deferred and will be amortized over the life of the lease.

           The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of November 1, 1997:

                Fiscal Year

              1998                                       $          2,087,000
              1999                                                  2,087,000
              2000                                                  2,087,000
              2001                                                  2,101,000
              2002                                                  2,251,000
              Thereafter                                           26,605,000
              Total minimum lease payments                         37,218,000
              Less amount representing interest                    19,424,000
              Present value of net minimum
               lease payments                                      17,794,000
              Less current maturities                                 469,000
              Long-term maturities                       $         17,325,000

           Included in the above are four leases on stores, one of which is being leased from a partnership in which the Company has a 40% limited partnership interest at annual lease payments of $663,000 in fiscal 1997, and $628,000 in fiscal 1996 and 1995. The 40% interest was sold on October 6, 1997.


Note 12 -  Long-term Leases - (continued)
           Operating Leases
           The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and six leases require a further rental payment based on a percentage of the stores annual sales in excess of a stipulated minimum. Percentage rent expense was $219,000, $225,000 and $206,000 for the fiscal years
           1997, 1996 and 1995, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

           Total rental expense for all operating leases consists of:

                                    Fiscal 1997      Fiscal 1996  Fiscal 1995

           Land and buildings  $     10,471,000   $    9,824,000 $ 10,152,000
           Less subleases            (1,963,000)      (2,140,000)  (1,920,000)
                               $      8,508,000   $    7,684,000 $  8,232,000

           The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at November 1, 1997 are as follows:

                                           Income from
              Fiscal         Land and     Noncancellable       Net Rental
               Year        Buildings        Subleases          Commitment

               1998    $     9,389,000    $ 1,538,000   $       7,851,000
               1999          9,385,000      1,199,000           8,186,000
               2000          8,885,000        595,000           8,290,000
               2001          8,406,000        506,000           7,900,000
               2002          7,734,000        201,000           7,533,000
               Thereafter   67,739,000        161,000          67,578,000
                       $   111,538,000    $ 4,200,000   $     107,338,000

           The Company is presently leasing one of its supermarkets, a garden center and liquor store, from a partnership in which the president has an interest, at an annual aggregate rental of $645,000, $591,000 and $560,000 for the fiscal years 1997, 1996 and 1995, respectively.

Note 13 -  Mandatory Redeemable Preferred Stock
           As of February 16, 1993, the Company received
           $1,700,000 for the issuance of 136,000 shares of Preferred Stock at $12.50 par value per share to Wakefern Food Corporation. These securities were issued partially to fund capital expenditures made in fiscal
           1992.


Note 13 -  Mandatory Redeemable Preferred Stock - (continued)
           Dividends on the Preferred Stock are cumulative, accrue at an annual rate of 8% for the first four years and increase by 2% per year thereafter until redeemed, and are payable when and as declared by the Company's board of directors. The Preferred Stock was redeemed and canceled on March 31, 1997, at par value, for $1,700,000. As of the redemption date, all dividends had been declared and paid.

Note 14 -  Stock Options
           On May 10, 1995, the Company's shareholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, at prices not less than fair market value at the date of the grant. Options granted under the plan vest over a period of three years from the date of grant. At November 1, 1997, no options had been granted.

Note 15 -  Income Taxes
           The income tax provision (benefit) consists of the following:

                                    Fiscal 1997    Fiscal 1996    Fiscal 1995
           Federal:
             Current          $               -   $          -    $   412,000
             Deferred                   526,000        114,000       (699,000)
           State and local:
             Current                          -        203,000        135,000
             Deferred                   100,000         22,000         (7,000)

                              $         626,000   $    339,000    $  (159,000)

           The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                           Fiscal     Fiscal    Fiscal
                                            1997      1996       1995

           Tax provision at the
            statutory rate                  34.0 %    34.0 %     34.0%
           State and local income tax
            provision, net of federal
            income tax                       5.9 %     5.9 %      9.0%
           Goodwill amortization not
            deductible for tax purposes      2.9 %     2.8 %        -
           Officers' life insurance
            income not includable for
            tax purposes                    (0.1)%    (2.0)%        -
           Adjustment to prior years
            tax provision                   (6.3)%    (2.7)%        -
           Adjustment to contingent
            tax liabilities                    -     (19.0)%        -
           Other                             0.6 %      .5 %     2.5%
           Actual tax provision             37.0 %    19.5 %    45.5%

           Net deferred tax assets and liabilities consist of the
           following:
                                                   November 1,    November 2,
                                                      1997            1996

           Current deferred tax assets:
             Reserves                             $   654,000    $    687,000
             Other                                    646,000         581,000
                                                    1,300,000       1,268,000

           Current deferred tax
            liabilities:
             Patronage dividend
              receivable                           (1,401,000)     (1,426,000)
             Inventories                             (194,000)       (291,000)
             Prepaid pension                         (451,000)       (316,000)
             Other                                   (199,000)       (496,000)
                                                   (2,245,000)     (2,529,000)

           Current deferred income
            tax liability                         $  (945,000)   $ (1,261,000)

           Noncurrent deferred tax assets:
             Alternative minimum tax
              credits                             $    66,000    $    230,000
             State loss
              carryforward                            664,000         630,000
             Investment tax
              credits                                       -       1,089,000
             Lease obligations                      1,532,000       1,233,000
             Other                                    380,000         397,000
                                                    2,642,000       3,579,000



Note 15 -  Income Taxes - (continued)
           Noncurrent deferred tax liabilities:
             Depreciation of fixed
              assets                                (4,606,000)    (5,285,000)
             Pension obligations                      (347,000)      (311,000)
             Other                                  (1,517,000)      (869,000)
                                                    (6,470,000)    (6,465,000)

           Noncurrent deferred income
            tax liability                          $(3,828,000)   $(2,886,000)

Note 16 -  Commitments and Contingencies
           Legal Proceedings
           The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

           Guarantees
           The Company remains contingently liable under leases assumed by third parties. As of November 1, 1997, the minimum annual rental under these leases amounted to approximately $428,000, expiring at various dates through 2000. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

           Contingencies
           In May, 1995 the Company sold its two operating locations in Pennsylvania. If the purchaser of these supermarkets ceases to operate prior to May, 2000 the Company may be liable for an unfunded pension withdrawal liability. As of November 1, 1997 the potential withdrawal liability was approximately $860,000. The Company fully anticipates that the purchaser of these stores, a Wakefern member, will remain in operation throughout this period.

Note 17 -  Retirement and Benefit Plans
           Defined Benefit Plans
           The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earn benefits based upon percentage of annual compensation and may make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of November 1, 1997 and November 2, 1996, the plans held at fair market value $688,000 and $523,000 in common stock of the Company.

           Net pension expense consists of the following:

                                           Fiscal     Fiscal    Fiscal
                                            1997      1996       1995
           Service cost - benefits earned
            during the period       $      296,000  $ 308,000 $  276,000
           Interest cost on projected
            benefit obligation             466,000    445,000    398,000
           Actual return on plan assets   (675,000)  (621,000)  (404,000)
           Net amortization and deferral   277,000    360,000    154,000
           Net pension cost         $      364,000  $ 492,000 $  424,000

           On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded relating to this amendment.

           The following table sets forth the two pension plan's funded status and amounts recognized in the Company's consolidated financial statements at November 1, 1997 and November 2, 1996.

                                          November 1,              November 2,
                                             1997                      1996
           Actuarial present value
            of benefit obligations:
           Vested benefits
            obligation                   $ 5,162,000    $          5,106,000
           Non-vested benefits
            obligation                       336,000                 218,000

           Accumulated benefit
            obligations                  $ 5,498,000    $          5,324,000


Note 17 -  Retirement and Benefit Plans - (continued)
           Defined Benefit Plans - (continued)
           Projected benefit
            obligations                  $(5,498,000)   $        (6,569,000)
           Plan assets at fair
            value                          6,206,000              5,658,000
           Plan assets in excess
            of projected benefit
            obligations                      708,000                      -
           Projected benefit
            obligations in excess
            of plan assets                         -                (911,000)
           Unrecognized transition
            asset                            (27,000)                (36,000)
           Unrecognized prior
            service costs                    348,000                 381,000
           Unrecognized loss from
            prior experience,
            amortized over eleven
            and eight years                   84,000               1,345,000

           Prepaid pension cost          $ 1,113,000    $            779,000

           The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 7.25% to 7.5% at November 1, 1997 and was 7.5% at November 2, 1996. The expected long-term rate of return on plan assets was 8% at November 1, 1997 and November 2, 1996. The rate of increase in future compensation levels was 4% at November 1, 1997 and November 2, 1996.

           Multi-Employer Plan
           Health, welfare and retirement expense was approximately $6,354,000 in fiscal 1997, $6,036,000 in fiscal 1996 and $5,942,000 in fiscal 1995 under plans covering union employees. Such plans are administered through the unions involved. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have potential obligation as a participant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans. (see Note 16).



Note 17 -  Retirement and Benefit Plans - (continued)
           401(k)/Profit Sharing Plan
           The Company maintains an employee 401(k) Savings Plan for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 15% of compensation. Effective October 1, 1997, the Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions which are allocated to each eligible employee in proportion to their compensation. 401(k) expense for the fiscal year ended November 1, 1997 was approximately $12,000.

Note 18 -  Other Postretirement and Postemployment Benefits
           Postretirement Benefits
           The Company provides certain current and former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment, the relevant actuarial assumptions at November 1, 1997 and November 2, 1996, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

           Net periodic postretirement benefit cost expense consists of the following:

                                           Fiscal     Fiscal    Fiscal
                                            1997      1996       1995

           Service cost - benefits
            earned during the period    $   18,000  $  16,000  $ 13,000
           Interest cost                    90,000     83,000    80,000
           Net amortization and deferral 38,000 30,000 35,000 Net periodic postretirement
            benefit cost            $      146,000  $ 129,000  $128,000

           The following table sets forth the funded status and amounts recognized in the Company's consolidated financial statements at November 1, 1997 and November
           2, 1996.

Note 18 -  Other Postretirement and Postemployment Benefits -
           (continued)
           Postretirement Benefits - (continued)

                                              November 1,    November 2,
                                                  1997          1996

           Accumulated postretirement
            benefit obligation          $     1,309,000   $    1,240,000
           Unrecognized net loss,
            amortized over eleven and
            nine years                         (414,000)        (480,000)
           Unrecognized prior service
            cost, amortized over
            ten years                           (36,000)               -
           Accrued postretirement
            benefit cost                $       859,000   $      760,000

           The assumed discount rate used in determining the postretirement benefit obligation as of November 1, 1997 and November 2, 1996 was 7.5% and 8%, respectively.

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

           The accrued liability under SFAS No. 112 as of November 1, 1997 and November 2, 1996 was $384,000 and $306,000,
           respectively.

Note 19-   Noncash Investing and Financing Activities
           A capital lease obligation of $4,184,000 was incurred when the Company entered into a lease for a store in a sale/leaseback transaction during the year ended
           November 1, 1997.

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

           In addition, a capital lease obligation of $5,610,000 was incurred in fiscal 1996 when the Company entered into a lease for a new store.

           The Company was required to make an additional investment in Wakefern for $900,000 for the two new stores opened during the year ended November 2, 1996.
           In conjunction with the investment, liabilities were assumed for the same amount.

           At November 2, 1996, the additional minimum liability of $880,000, the related intangible of $74,000 and the direct charge to equity of $806,000 was reversed since the Company's defined benefit plans assets exceeded the accumulated benefit obligations.

Note 20 -  Unaudited Summarized Consolidated Quarterly Information
           Summarized quarterly information for the years ended
           November 1, 1997 and November 2, 1996 was as follows:

                                           Thirteen Weeks Ended

                           February 1,    May 3,    August 2,     November 1,
                               1997         1997       1997           1997
                              (Dollars in thousands, except per share data)

           Sales          $   163,356  $  155,986 $   161,128  $      156,261
           Gross profit        40,588      39,766      40,904          39,709
           Net income             176          72         245             571
           Mandatory preferred
            stock dividend
            requirement           (34)        (23)          -               -
           Earnings available
            to common stock       142          49         245             571
           Earnings available per
            common share          .13         .04         .22             .51

Note 20 -  Unaudited Summarized Consolidated Quarterly Information
           - (continued)

                                     Thirteen - Fourteen Weeks Ended

                          January 27,    April 27,     July 27,    November 2,
                              1996         1996          1996          1996
                           (Dollars in thousands, except per share data)

           Sales         $   146,303 $    140,815  $   147,793   $   166,232
           Gross profit       36,540       35,525       37,756        42,245
           Net income            496          374          320           206
           Mandatory preferred
            stock dividend
            requirement          (34)         (34)         (34)          (34)
           Earnings available to
            common stock         462          340          286           172
           Earnings available
            per common share     .41          .31          .25           .16

Note 21 -  Subsequent Events
           On November 14, 1997, the Company obtained additional financing on the Revolving Credit and Term Loan Agreement (Note 9) of $1,500,000. This additional financing ("Expansion loan") was used to purchase a building in Linden, New Jersey at a cost of $600,000 on November 14, 1997. The remaining balance of the loan will be used to renovate the building and add additional equipment. The expansion loan is collateralized by the building, all improvements and equipment. The note will be payable in monthly installments of $12,500 plus interest at a fixed rate of 9.18%, maturing December 1, 2004.

           The Revolving Credit and Term Loan Agreement was amended January 15, 1998. The amendment adjusted the interest rate for the Term Loan C and the stock redemption loan to a fixed rate of 8.38% for the remaining term of the loans.

                                                   Additions
                 Balance     Charge to    Charge to                   Balance
               at beginning  costs and      other                     at end
 Description     of year      expenses    accounts     Deductions     of year

 Fiscal year ended
  11/1/97:
 Allowance for
  doubtful accounts
  (deducted from
 receivables and other
 current assets)$  665,000 $  120,000   $        -    $  312,000 (1) $473,000

 Fiscal year ended
  11/2/96:
 Allowance for
  doubtful accounts
 (deducted from
 receivables and other
 current assets)$  516,000 $  149,000   $       -    $         -    $ 665,000

 Fiscal year ended
  10/28/95:
 Allowance for
  doubtful accounts
  (deducted from
 receivables and other
 current assets)$  779,000 $        -   $       -   $    263,000 (1)$ 516,000

 (1)  Accounts deemed to be uncollectible.

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

  ******vii.        Amendment to the Certificate of Incorporation of the
                    Registrant dated April 4, 1996.

     **viii.        By-Laws of Registrant.

        *ix.        Amendments to By-Laws of Registrant adopted
                    September 14,1983.

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

   ***iii.          By-laws of Wakefern Food Corporation.

       iv. Purchase Agreement, dated March 10, 1989, by and between Hilltop Supermarkets, Inc. and the Registrant is incorporated herein by reference to Exhibit (2)(i) to the registrant's Form 8-K filed with the Securities and Exchange
                    Commission on April 4, 1989.

        v. Agreement, dated March 10, 1989, by and between Afta Equipment Leasing Co., an affiliate of Hilltop Supermarkets, Inc., and the Registrant is incorporated herein by reference to Exhibit (2)(i) to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 4, 1989.

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



                         E-2
      ***x.         Letter Agreement, dated January 25, 1990, among the
                           Registrant, the Banks which are parties to the
                    Credit Agreement, dated as of March 16, 1989, and each of institutional lenders who issued senior secured notes pursuant to the several Note Agreements, dated as of June
                    1, 1989 between each such institutional investor and the Registrant.

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

        xxvi.  Waiver and Amendment of Revolving Credit and Term
               Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on September 10, 1996.

*******xxvii. Amended and Restated Revolving Credit and Term Loan
              Agreement, dated as of May 2, 1997, between the Registrant and the Financial Institution which are signatory thereto.

      xxviii. First Amendment to Amended and Restated Revolving
              Credit and Term Loan Agreement, dated October 28, 1997, between the Registrant and the Financial Institution which are signatory thereto.

        xxix. Consent and Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and other loan documents, dated November 14, 1997, between the Registrant and the Financial Institution which are signatory thereto.

         xxx. Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated January 15, 1998, between the Registrant and the Financial Institution which are signatory thereto.


 ******       Incorporated herein by reference to the Registrant's
              Form 10-Q for the quarterly period ended April 27, 1996, filed
              with the Securities and Exchange Commission on June 10,   1996.
*******       Incorporated herein by reference to the Registrant's Form
              10-Q for the quarterly period ended May 3, 1997, filed with the Securities and Exchange Commission on June 16, 1997.

 E-5

                                           Exhibit 21

                               LIST OF SUBSIDIARIES
                       OF FOODARAMA SUPERMARKETS, INC.




Name of Subsidiary                                   State of
                                            Incorporation

ShopRite of Malverne, Inc.          New York

New Linden Price Rite, Inc.                New Jersey

ShopRite of Reading, Inc.           Pennsylvania

                                   MATERIAL CONTRACT    XXVIII
FIRST AMENDMENT
TO AMENDED AND RESTATED REVOLVING CREDIT
AND TERM LOAN AGREEMENT


     THIS FIRST AMENDMENT TO AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT__________________ (this "Amendment") is made and entered into this ______ day of October 1997, by and among FOODARAMA SUPERMARKETS, INC. ("Parent"), NEW LINDEN PRICE RITE,
INC. ("New Linden"), SHOP RITE OF READING, INC. ("Reading", and together with New Linden, each a "Borrower" and collectively, "Borrowers"), the Guarantors signatory hereto and HELLER
FINANCIAL, INC., as Agent for the Lenders party to the Credit
Agreement described below (in such capacity, "Agent").

     WHEREAS, Agent, the Lenders, Parent, Borrowers and Guarantors are parties to a certain Amended and Restated Revolving Credit and Term Loan Agreement dated May 2, 1997 (as amended, the "Loan
Agreement"); and

     WHEREAS, the parties desire to amend the Loan Agreement as hereinafter set forth;

     NOW THEREFORE, in consideration of the mutual conditions and agreements set forth in the Loan Agreement and this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Definitions. Capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such term in the Loan Agreement.

     2. Amendments. Article I "Definitions" of the Loan Agreement is amended by deleting the definition of "Applicable Margin" in its entirety and replacing it with the following:

     "Applicable Margin" shall mean (i) in the case of Loans which are Base Rate Loans, (x) one-quarter of one percent (.25%) if such Base Rate Loans are Revolving Loans, and (y) one-half of one percent (.50%) if such Base Rate Loans are Term Loans or Stock
Redemption Loans; and (ii) in the case of Loans which are Eurodollar Loans, (x) two and one-quarter percent (2.25%) if such Eurodollar Loans are Revolving Loans, and (y) two and one-half percent (2.50%) if such Eurodollar Loans are Term Loans or Stock
Redemption Loans.

     3. Conditions. The effectiveness of this Amendment is subject to the following conditions precedent (unless specifically waived in writing by Agent):

     A. There shall have occurred no material adverse change in the business, operations, financial condition, profits or prospects of Parent, Borrowers or Guarantors, or in the Collateral;

     B. Parent, Borrowers and Guarantors shall have executed and delivered such other documents and instruments as Agent may require;

     C. All proceedings taken in connection with the transactions contemplated by this
 Amendment and all documents, instruments and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel; and

     D. No Default or Event of Default under the Loan Agreement as amended hereby shall have occurred and be continuing.

     5. Corporate Action. The execution, delivery, and performance of this Amendment has been duly authorized by all requisite corporate action on the part of Parent, Borrowers and Guarantors and this Amendment has been duly executed and delivered by Parent, Borrowers and Guarantors.

     6. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

     7. References. Any reference to the Loan Agreement contained in any of the other Loan Documents or in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Amendment shall be deemed to include this Amendment unless the context shall otherwise require.

     8. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, but all of which taken together shall be one and the same instrument.

     9. Ratification. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions of the Loan Agreement and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement are ratified and confirmed and shall continue in full force and effect.
     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal and delivered by their respective duly authorized officers on the date first written above.

                         FOODARAMA SUPERMARKETS, INC.,
                         as Parent and as Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         NEW LINDEN PRICE RITE, INC.,
                         as Borrower and as Guarantor

                         By:_______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                    SHOP RITE OF READING, INC.,
                         as Borrower and as Guarantor

                         By:______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         SHOP RITE OF MALVERNE, INC., as
                         Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         HELLER FINANCIAL, INC.,
                         as Agent and Lender

                         By:______________________________
                              Dwayne L. Coker
                         Title:    Vice President

                                        MATERIAL CONTRACT     XXIX
CONSENT AND SECOND AMENDMENT
TO AMENDED AND RESTATED REVOLVING CREDIT
AND TERM LOAN AGREEMENT AND OTHER LOAN DOCUMENTS


     THIS CONSENT AND SECOND AMENDMENT TO AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT__________________ AND OTHER LOAN DOCUMENTS (this "Amendment") is made and entered into this ______ day of November, 1997 by and among FOODARAMA SUPERMARKETS, INC. ("Parent"), NEW LINDEN PRICE RITE, INC. ("New Linden"), SHOP RITE OF READING, INC. ("Reading", and together with New Linden, each a "Borrower" and collectively, "Borrowers"), the Guarantors signatory hereto and HELLER FINANCIAL, INC., as Agent for the Lenders party to the Credit Agreement described below (in such capacity, "Agent").

     WHEREAS, Agent, the Lenders, Parent, Borrowers and Guarantors are parties to a certain Amended and Restated Revolving Credit and Term Loan Agreement dated May 2, 1997 (as amended, the "Loan
Agreement"); and

     WHEREAS, the parties desire to amend the Loan Agreement and modify certain other Loan Documents executed and delivered pursuant to the Loan Agreement as hereinafter set forth;

     WHEREAS, Agent and Lenders have also agreed to consent to the incurrence by Parent of additional secured indebtedness pursuant to the Asset Redeployment Program contemplated by the Loan
Agreement as described below;

     NOW THEREFORE, in consideration of the mutual conditions and agreements set forth in the Loan Agreement and this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Definitions. Capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such term in the Loan Agreement.

     2. Amendments to Loan Agreement. The Loan Agreement is amended as follows:

     A. Article I is amended by inserting, in proper alphabetical order, the following new definitions:

          "Expansion Loan" shall mean the $1,500,000 term loan made by Heller to Parent pursuant to the terms of the Expansion Loan
Documents.

          "Expansion Loan Documents" shall mean the $1,500,000 Promissory Note of even date herewith of Parent payable to the order of Heller, the Security Agreement dated as of November ___, 1997 between Parent and Heller and the Mortgage, Assignment of Rents and Security Agreement dated as of November ___, 1997 by Parent in favor of Heller.

          "Expansion Loan Obligations" shall mean that portion of the Obligations described in clause (b) of the definition of the term
"Obligations" in this Article, regardless of whether Heller is the holder thereof.

     B. Article I is further amended by deleting the definitions of "Loan Documents," "Obligations," and "Security Documents" in their entirety and replacing them with the following:

          "Loan Documents" shall mean this Agreement, each Security Document, the Notes, the Intercreditor Agreement, any letter of credit applications with respect to Letters of Credit and each other document, instrument, or agreement now or hereafter delivered to the Agent, any Lender or Heller in connection herewith or therewith, expressly excluding the Expansion Loan Documents.

          "Obligations" shall mean (a) all obligations, liabilities and Indebtedness of the Parent, any Borrower and/or any Guarantor to the Lenders, the Agent and/or Heller, whether now existing or hereafter created, direct or indirect, due or not, whether created directly or acquired by assignment, participation or otherwise, under or with respect to this Agreement, the Notes, the Security Documents and the other Loan Documents, including without limitation, the principal of and interest on the Loans and the payment or performance of all other obligations, liabilities, and Indebtedness of the Parent, any Borrower and/or any Guarantor to the Lenders, the Agent and/or Heller hereunder, under or with respect to the Letters of Credit or under any one or more of the other Loan Documents, including but not limited to all fees, costs, expenses and indemnity obligations hereunder and thereunder expressly excluding the Expansion Loan Obligations, and (b) for so long as Heller holds both the obligations described in clause (a) above, and those described in this clause
(b), all other obligations, liabilities and Indebtedness of the Parent, any Borrower and/or any Guarantor to Heller, whether now existing or hereafter created, under or with respect to the Expansion Loan Documents, including but not limited to, the principal of and interest on the Expansion Loan and all fees, costs, expenses and indemnity obligations under the Expansion
Loan Documents (but not including any refinancing of all or any portion thereof by any Person other than Heller).

          "Security Documents" shall mean the Pledge Agreement, the Security Agreement, the Security Agreement (Partnership
Interests), the Mortgages and each other agreement now existing or hereafter created providing collateral security for the payment or performance of any Obligations, other than the Expansion Loan Obligations.

     C. Section 2.07 is amended by deleting paragraph (b) in its entirety and replacing it with the following:

          (b) Simultaneously with any termination of the Total Revolving Commitment pursuant to paragraph (a) of this Section 2.07, the Borrower shall (i) pay to the Agent for the account of the Lenders, the Commitment Fee due and owing through and including the date of such termination on the amount of the Revolving
Commitment and Stock Redemption Facility commitment of such Lender and (ii) terminate all other Commitments under this Agreement and repay all of the Obligations (other than the Expansion Loan Obligations).

     D. Section 2.09 is amended by deleting paragraph (b) thereof in its entirety and substituting the following therefor:

     (b) On the date of any termination of the Total Revolving Commitment pursuant to Section 2.07(a) hereof or elsewhere in this Agreement, the Borrowers shall pay the aggregate principal amount of all Loans then outstanding, together with interest to the date of such payment and all fees and other amounts due under this Agreement (other than fees and other amounts in connection with the Expansion Loan Obligations) and deposit in a cash collateral account with the Agent on terms satisfactory to the Agent an amount equal to 105% of the amount of the Letter of Credit Usage.

E. Section 2.09 is further amended by adding the following sentence to the end of clause (iv) of paragraph (e):

(iv) Notwithstanding anything to the contrary contained in this paragraph (e), no prepayment of the Obligations shall be due upon the Parent's or any of its subsidiaries' receipt of any net proceeds of any insurance referred to in this paragraph (e) or in
Section 6.03 hereof, if such net proceeds constitute proceeds in respect of assets (and/or business operations relating thereto) subject to a lien permitted under the Loan Documents in favor of any person or entity other than Heller, unless such lien is subordinate to the Liens granted under the Security Documents.

F. Section 2.09 is further amended by deleting paragraph (f) thereof in its entirety and substituting the following therefor:

(f) Subject to paragraph (e)(ii) above, all prepayments made pursuant to the foregoing clause (e)(i) shall be applied in a manner set forth in paragraph (g) below.

G. Section 2.09 is further amended by deleting the third sentence of paragraph (g) and replacing it with the following:

     Prepayments made pursuant to paragraph (d) (other than paragraph
(d)(i)) or (e)(i)(x) above shall be applied to the repayment of the Stock Redemption Loans, with any excess to be applied to the repayment of the Term Loan, any further excess to be applied to the repayment of the Revolving Loans, and if the Stock Redemption Loans, the Term Loan and the Revolving Loans have been repaid in full and the Commitment has terminated, any further excess to be applied to the repayment of the Expansion Loan Obligations in accordance with the terms of the Expansion Loan Documents (with respect to the Term Loan and the Stock Redemption Loans, such payment being applied to installments in inverse order of maturity (in the case of prepayments of less than $1,000,000) or, if such prepayment is equal to or greater than $1,000,000, then pro rata to each installment of the Loan being repaid).

     H. Section 2.11 is amended by deleting such Section in its entirety and substituting the following therefor:

     SECTION 2.11. Pro Rata Treatment. Except as otherwise provided hereunder and subject to the provisions of Section 2.15 and 2.16 hereof, each borrowing, each payment or prepayment of principal of the Notes, each payment of interest on the Notes, each payment of any fee or other amount payable hereunder (other than payments in respect of the Expansion Loan Obligations) and each reduction of the Total Revolving Loan Commitment and/or the Total Stock Redemption Facility Commitment shall be made pro rata among the Lenders in proportions that their Commitments bear to the Total Commitment.

     I. Section 2.13 is amended by deleting the last sentence of paragraph (c) thereof and substituting the following therefor:

If any Lender receives a refund in respect of any Taxes or Other Taxes for which such Lender has received payment from the Borrowers hereunder, such Lender shall promptly notify the Borrowers of such refund and such Lender shall, within 30 days of receipt of a request by the Borrowers, repay such refund to the Borrowers (or if there shall at such time be continuing a Default or Event of Default, pay the same to the Agent to be applied to the Obligations (other than the Expansion Loan Obligations) in such order and manner as the Agent shall choose in its discretion), provided that the Borrowers, upon the request of such Lender, agree to return such refund (whether returned to the Borrowers or applied to the Obligations (other than the Expansion Loan Obligations)) (plus any penalties, interest or other charges) to such Lender in the event such Lender is required to repay such refund.

     J. Article VI is amended by deleting the preamble thereto in its entirety and substituting the following therefor:

     The Parent and each Borrower covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit or any fee, expense or amount payable hereunder (other than the Expansion Loan Obligations) or in connection with any of the Transactions shall be unpaid, it will, and will cause each of its Subsidiaries and, with respect to Section 6.07 hereof, each ERISA Affiliate, to:

     K. Article VII is amended by deleting the preamble thereto in its entirety and substituting the following therefor:

     The Parent and each Borrower covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit or any fee, expense or amount payable hereunder (other than the Expansion Loan Obligations) or in connection with any of the Transactions shall be unpaid, it will, and will cause each of its Subsidiaries and, with respect to Section 7.15 hereof, each ERISA Affiliate, to, either directly or indirectly:

     L. Article VIII is amended by deleting paragraph (n)(iv) in its entirety and replacing it with the following:

          (iv) FOURTH, to payment of the principal of the Obligations (excluding the Expansion Loan Obligations and all Obligations with respect to the undrawn amount of Letters of Credit) ratably amongst the Lenders and Heller in accordance with the proportion which the principal amount of the Obligations (excluding the Expansion Loan Obligations and all Obligations with respect to the undrawn amount of Letters of Credit) owing to each such Lender and Heller bears to the aggregate principal amount of the Obligations (excluding the Expansion Loan Obligations and all Obligations with respect to the undrawn amount of Letters of Credit) owing to all of the Lenders and Heller until such principal of the Obligations (excluding the Expansion Loan Obligations and all Obligations with respect to the undrawn amount of Letters of Credit) shall be paid in full;

     M. Article VIII is further amended by deleting paragraph (n)(vi) in its entirety and replacing it with the following two paragraphs:

          (vi) SIXTH, to the payment of the Expansion Loan Obligations, in such order and manner as is specified in the Expansion Loan
Documents; and

          (vii) SEVENTH, the balance if any, after all of the Obligations have been satisfied, shall, except as otherwise provided in the Security Documents, be deposited by the Agent in an operating account of the Borrowers with the Agent designated by the Borrowers, or paid over to such other person or persons as may be required by law.

     N. Article VIII is further amended by deleting the last paragraph thereof in its entirety and replacing it with the following:

          The Borrowers and the Guarantors acknowledge and agree that they shall remain liable to the extent of any deficiency between the amount of the proceeds of the Collateral and collections under the Guarantees of the Obligations and the aggregate amount of the sums referred to in the first through sixth clauses above.

     O. Article IX is amended by deleting clause (a) of the second paragraph of such Article in its entirety and substituting the following therefor:

(a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder (other than payments in respect of the Expansion Loan Obligations) paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received.

     P. Section 10.01 is amended by deleting the third sentence of paragraph (a) in its entirety and replacing it with the following:

     All Payments that are deposited with the Agent in accordance with the foregoing will, if deposited by 1:00 p.m. (New York time), be applied by the Agent to reduce the outstanding balance of the Revolving Loans and thereafter other Obligations then due and payable (other than the Expansion Loan Obligations), subject to final collection in cash of the item deposited and subject to
Section 2.09.

     Q. Section 10.01 is further amended by deleting the last sentence of paragraph (b)(i) in its entirety and replacing it with the following:

     This power of attorney being coupled with an interest is irrevocable until all of the Obligations (other than the Expansion Loan Obligations) are paid in full and this Agreement and the Total Commitment is terminated.

     R.   Section 11.08 is amended by adding the following new clause
(iii) to the end of paragraph (b) of such Section:

     and (iii) that no such agreement shall amend, modify or otherwise affect the rights of Heller with respect to the Expansion Loan
Obligations under this Agreement without the written consent of Heller

     S. Section 11.08 is further amended by deleting the last sentence of paragraph (c) in its entirety and replacing it with the following:

     Notwithstanding that this Agreement may not be extended, this Agreement shall continue in full force and effect, and the duties, covenants and other liabilities of the Borrowers hereunder and under the other Loan Documents shall continue in full force and effect until all Obligations have been paid in full (excluding the Expansion Loan Obligations in the event of a prepayment in full of the Loans not resulting from the liquidation of the Collateral).

     2.   Modifications to other Loan Documents.       Certain of the Loan
Documents executed and delivered pursuant to the Loan Agreement are modified as follows:

     A. Section 27 of the Security Agreement is amended by deleting such Section in its entirety and replacing it with the following:

     27. Termination. This Agreement and the Security Interest shall terminate when all the Obligations (excluding the Expansion Loan Obligations in the event of a prepayment in full of the Loans not resulting from the liquidation of the Collateral) have been fully and indefeasibly paid in cash or in a manner otherwise satisfactory to the Agent and when the Lenders have no further commitment to make any Loans or open or cause to be opened
Letters of Credit under the Credit Agreement, at which time the Agent shall forthwith assign, transfer and deliver to the Grantors such Collateral as shall not have been sold, transferred or otherwise applied or disposed of pursuant to the terms hereof, such assignment, transfer or delivery to be without any representations or warranties of any kind, and shall execute and deliver to the Grantors all Uniform Commercial Code termination statements and similar documents which the Grantors shall reasonably request to evidence such termination; provided, however, that all indemnities of the Grantors contained in this Agreement shall survive, and remain operative and in full force and effect regardless of the termination of this Agreement.

     B.   Section 14 of the Pledge Agreement is amended by deleting such
Section in its entirety and replacing it with the following:

     14. Termination. This Agreement shall terminate when all Obligations (excluding the Expansion Loan Obligations in the event of a prepayment in full of the Loans not resulting from the liquidation of the Collateral) have been fully and indefeasibly paid in cash or in a manner otherwise satisfactory to the Agent and when the Lenders have no further commitment to make Loans or open or cause to be opened Letters of Credit under the Credit Agreement, at which time the Agent shall reassign and deliver to the Grantors, or to such person or persons as the Grantors shall designate, against receipt, such of the Collateral (if any) as shall not have been sold or otherwise still be held by it hereunder, together with appropriate instruments of reassignment and release; provided, however, that all indemnities of the Grantors contained in this Agreement shall survive, and remain operative and in full force and effect regardless of, the termination of this Agreement. Upon any such termination, the Agent will, at the Grantors' expense, execute and deliver to the Grantors such documents as the Grantors shall reasonably request to evidence such termination, such execution and delivery to be without recourse to or warranty by the Agent.

     4. Consent. Agent and Lenders hereby consent to the execution and delivery by Parent of the Expansion Loan Documents and its incurrence of the Expansion Loan Obligations. Agent and Lenders hereby confirm to Parent and Borrowers that (a) the Expansion
Loan Obligations constitute Indebtedness permitted by Section
7.03 (i) of the Loan Agreement and (b) the Liens created by the Expansion Loan Documents constitute Liens permitted under Section
7.01(l) of the Loan Agreement.  In accordance with Section
2.09(d) of the Loan Agreement, the Parent will not be required to prepay the Loans with the proceeds of the loan contemplated by the Expansion Loan Documents.

     5. Conditions. The effectiveness of this Amendment is subject to the following conditions precedent (unless specifically waived in writing by Agent):

     A. There shall have occurred no material adverse change in the business, operations, financial condition, profits or prospects of Parent, Borrowers or Guarantors, or in the Collateral;

     B. Parent, Borrowers and Guarantors shall have executed and delivered such other documents and instruments as Agent may require;

     C. All proceedings taken in connection with the transactions contemplated by this Amendment and all documents, instruments and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel; and

     D. No Default or Event of Default under the Loan Agreement as amended hereby shall have occurred and be continuing.

     6. Corporate Action. The execution, delivery, and performance of this Amendment has been duly authorized by all requisite corporate action on the part of Parent, Borrowers and Guarantors and this Amendment has been duly executed and delivered by Parent, Borrowers and Guarantors.

     7. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

     8. References. Any reference to the Loan Agreement or to any other Loan Document modified hereby contained in any of the other Loan Documents or in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Amendment shall be deemed to include this Amendment unless the context shall otherwise require.

     9. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, but all of which taken together shall be one and the same instrument.

     10. Ratification. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions of the Loan Agreement and the other Loan Documents and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal and delivered by their respective duly authorized officers on the date first written above.

                         FOODARAMA SUPERMARKETS, INC.,
                         as Parent and as Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         NEW LINDEN PRICE RITE, INC.,
                         as Borrower and as Guarantor

                         By:_______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                    SHOP RITE OF READING, INC.,
                         as Borrower and as Guarantor

                         By:______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         SHOP RITE OF MALVERNE, INC., as
                         Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         HELLER FINANCIAL, INC.,
                         as Agent and Lender

                         By:______________________________
                              Dwayne L. Coker
                         Title:    Vice President

                                        MATERIAL CONTRACT     XXX
THIRD AMENDMENT
TO AMENDED AND RESTATED REVOLVING CREDIT
AND TERM LOAN AGREEMENT


     THIS THIRD AMENDMENT TO AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT__________________ (this "Amendment") is made and entered into this 15th day of January 1998, by and among FOODARAMA SUPERMARKETS, INC. ("Parent"), NEW LINDEN PRICE RITE,
INC. ("New Linden"), SHOP RITE OF READING, INC. ("Reading", and together with New Linden, each a "Borrower" and collectively, "Borrowers"), the Guarantors signatory hereto and HELLER
FINANCIAL, INC., as Agent for the Lenders party to the Credit
Agreement described below (in such capacity, "Agent").

     WHEREAS, Agent, the Lenders, Parent, Borrowers and Guarantors are parties to a certain Amended and Restated Revolving Credit and Term Loan Agreement dated May 2, 1997 (as amended, the "Loan
Agreement"); and

     WHEREAS, the parties desire to amend the Loan Agreement as hereinafter set forth;

     NOW THEREFORE, in consideration of the mutual conditions and agreements set forth in the Loan Agreement and this Amendment, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Definitions. Capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meaning ascribed to such term in the Loan Agreement.

     2.   Amendments.

          A. Article I of the Loan Agreement is amended by deleting the definitions of "Applicable Margin" and "Interest Payment Date" contained in said article in their entirety and replacing them with the following:

     "Applicable Margin" shall mean (i) in the case of Loans which are Base Rate Loans, (x) one-quarter of one percent (.25%) if such Base Rate Loans are Revolving Loans, and (y) one-half of one percent (.50%) if such Base Rate Loans are Term Loans; and (ii) in the case of Loans which are Eurodollar Loans, (x) two and one-quarter percent (2.25%) if such Eurodollar Loans are Revolving
Loans, and (y) two and one-half percent (2.50%) if such Eurodollar Loans are Term Loans.

     "Interest Payment Date" shall mean (i) in the case of Fixed Rate and Base Rate Loans, the last Business Day of each December,
March, June and September, commending June 30, 1997, and (ii) with respect to Eurodollar Loans, the last day of the Interest
Period applicable thereto, and, in addition, in respect of any Eurodollar Loan of more than three (3) months' duration, each earlier day which is three (3) months after the first day of such Interest Period.

Article I is further amended by inserting, in proper alphabetical order, the following new definition:

     "Fixed Rate Loans" shall mean (i) the Term Loan evidenced by that certain Amended and Restated Term Note C in the original amount of $12,500,000 dated December 12, 1996 and (ii) the Stock
Redemption Loan evidenced by that certain Stock Redemption
Facility Note in the original amount of $1,700,000 dated May 14, 1997.

          B.   Section 2.05 of the Loan Agreement is amended by deleting said section in its entirety and replacing it with the following:

          SECTION 2.05. Interest on Loans. (a) Subject to the provisions of Sections 2.05(c) and Section 2.08 hereof, the Fixed Rate Loans shall bear interest at a rate per annum equal to eight and three-eighths percent (8.38%).

          (b)  Subject to the provisions of Section 2.05(c) and Section
2.08 hereof, (i) each Loan which is a Base Rate Loan shall bear interest at a rate per annum equal to the Base Rate plus the Applicable Margin and (ii) each Loan which is a Eurodollar Loan shall bear interest at a rate per annum equal to the Adjusted
LIBO Rate plus the Applicable Margin.

          (c) Interest on each Loan shall be payable in arrears on each applicable Interest Payment Date and on the maturity thereof
(whether as scheduled, by acceleration or otherwise). Interest on each Base Rate Loan and each Eurodollar Loan shall be computed based on the number of days elapsed in a year of 360 days. The
Agent shall determine each interest rate applicable to said Base
Rate and Eurodollar Loans and shall promptly advise the Borrowers and the Lenders of the interest rate so determined (which determination shall be conclusive and binding on the Borrowers and the Lenders absent manifest error).

     3. Conditions. The effectiveness of this Amendment is subject to the following conditions precedent (unless specifically waived in writing by Agent):

     A. There shall have occurred no material adverse change in the business, operations, financial condition, profits or prospects of Parent, Borrowers or Guarantors, or in the Collateral;

     B. Parent, Borrowers and Guarantors shall have executed and delivered such other documents and instruments as Agent may require;

     C. All proceedings taken in connection with the transactions contemplated by this Amendment and all documents, instruments and other legal matters incident thereto shall be satisfactory to Agent and its legal counsel; and

     D. No Default or Event of Default under the Loan Agreement as amended hereby shall have occurred and be continuing.

     5. Corporate Action. The execution, delivery, and performance of this Amendment has been duly authorized by all requisite corporate action on the part of Parent, Borrowers and Guarantors and this Amendment has been duly executed and delivered by Parent, Borrowers and Guarantors.

     6. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

     7. References. Any reference to the Loan Agreement contained in any of the other Loan Documents or in any notice, request, certificate, or other document executed concurrently with or after the execution and delivery of this Amendment shall be deemed to include this Amendment unless the context shall otherwise require.

     8. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, but all of which taken together shall be one and the same instrument.

     9. Ratification. The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions of the Loan Agreement and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Loan Agreement are ratified and confirmed and shall continue in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed under seal and delivered by their respective duly authorized officers on the date first written above.

                         FOODARAMA SUPERMARKETS, INC.,
                         as Parent and as Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         NEW LINDEN PRICE RITE, INC.,
                         as Borrower and as Guarantor

                         By:_______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                    SHOP RITE OF READING, INC.,
                         as Borrower and as Guarantor

                         By:______________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         SHOP RITE OF MALVERNE, INC., as
                         Guarantor

                         By:________________________________
                              Michael Shapiro
                         Title:    Senior Vice President and CFO


                         HELLER FINANCIAL, INC.,
                         as Agent and Lender

                         By:______________________________
                              Dwayne L. Coker
                         Title:    Vice President