Form 10-Q
period 1998-01-31
FOODARAMA SUPERMARKETS INC
filed 1998-03-17
CIK 37914

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION


                          Washington D.C.  20549

                                FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

             For the Quarterly period ended January 31, 1998

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

                                                    OUTSTANDING AT
            CLASS                                    March 13,1998

         Common Stock                               1,117,150 shares
         $1 par value
                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             January 31, 1998 and November 1, 1997

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             January 31, 1998 and February 1, 1997

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirteen weeks ended
                             January 31, 1998 and February 1, 1997

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             PART II.  OTHER INFORMATION


                 Item 6.     Exhibits and Reports on Form 8-K

    Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant, year 2000 issues related to computer applications and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)
                                              January 31,       November 1,
                                               1998                1997
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  7,030           $  3,678
 Merchandise inventories                          35,210             33,585
 Receivables and other current assets              3,640              3,576
 Prepaid income taxes                                  -                392
 Related party receivables - Wakefern              2,770              5,389
 Related party receivables - other                   255                238

                                                  48,905             46,858

Property and equipment:
 Land                                                308                 93
 Buildings and improvements                        1,220                829
 Leaseholds and leasehold improvements            32,409             32,064
 Equipment                                        66,648             65,935
 Property and equipment under capital leases      19,443             19,443
 Construction in progress                          2,837                  0
                                                 122,865            118,364
 Less accumulated depreciation and
 amortization                                     64,319             62,210

                                                  58,546             56,154

Other assets:
 Investments in related parties                    9,256              9,256
 Intangibles                                       4,966              5,100
 Other                                             1,541              2,847
 Related party receivables - Wakefern              1,216              1,191
 Related party receivables - other                    87                 94
                                                  17,066             18,488

                                                $124,517           $121,500

                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997.
See accompanying notes to consolidated financial statements.





FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                            January 31,  November 1,
                                                1998           1997
                                              (Unaudited)      (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   6,935     $   6,647
 Current portion of long-term debt,
  related party                                     901           738
 Current portion of obligations under
  capital leases                                    460           469
 Deferred income tax liability                      945           945
 Accounts payable:
  Related party                                  27,976        23,723
  Others                                          5,320         3,763
 Accrued expenses                                 7,943         7,055

                                                 50,480        43,340

Long-term debt                                   13,709        17,874
Long-term debt, related party                     1,508         1,797
Obligations under capital leases                 17,221        17,325
Deferred income taxes                             3,728         3,828
Other long-term liabilities                       5,773         6,021

                                                 41,939        46,845
Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares                                          1,622         1,622
 Capital in excess of par                         2,351         2,351
 Retained earnings                               34,754        33,971
                                                 38,727        37,944
 Less 504,477 shares January 31, 1998 and
  November 1, 1997, held
  in treasury, at cost                            6,629         6,629
                                                 32,098        31,315

                                              $ 124,517     $ 121,500



(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997. See accompanying notes to consolidated financial statements.










FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except per share data)

                                                    13 Weeks Ended

                                               January 31,   February 1,
                                                  1998          1997

Sales                                          $ 170,231    $ 163,356

Cost of merchandise sold                         127,797      122,768

Gross profit                                      42,434       40,588

Operating, general and
 administrative expenses                          40,345       39,246

Income from operations                             2,089        1,342

Other (expense) income:
  Interest expense                                 ( 960)      (1,077)
  Interest income                                     58           29
                                                   ( 902)     (1,048)

Income before taxes                                1,187          294

Income tax provision                                 404          118

Net income                                     $     783    $     176

Per share information:

Net income per common share, basic
 and diluted                                   $     .70    $     .13

Weighted average number of common
  shares outstanding                           1,117,150    1,117,150

Dividends per common share                        -0-           -0-



See accompanying notes to consolidated financial statements.













FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                  13 Weeks Ended

                                            January 31,      February 1,
                                               1998            1997

Cash flows from operating activities:
  Net income                                    $     783    $    176
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    1,941       2,019
    Amortization, intangibles                         134          94
    Amortization, deferred financing costs            153         171
    Amortization, deferred rent escalation             66         108
    Amortization, other assets                          -         181
    Deferred income taxes                            (100)           -
    (Increase) decrease in
      Merchandise inventories                      (1,625)     (1,042)
      Receivables and other current assets         (   64)     (1,290)
      Prepaid income taxes                            392           -
      Related party receivables-Wakefern            2,594       2,923
      Other assets                                  1,153       1,037
    Increase (decrease) in
      Accounts payable                              5,810       1,684
      Other liabilities                               574         237
                                                   11,811       6,298

Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                   (  890)     ( 702)
  Construction in progress                         (2,837)         -
  Decrease(increase) in related party
   receivables-other                               (   10)       448
                                                   (3,737)     ( 254)
Cash flows from financing activities:
  Principal payments under long-term debt          (5,377)    (5,335)
  Principal payments under capital
    lease obligations                              (  113)        21
  Proceeds from issuance of debt                      894          -
  Preferred stock dividend payments                     -     (   34)
  Principal payments under long-term
   debt, related party                             (  126)    (   13)
                                                   (4,722)    (5,361)
NET INCREASE IN CASH AND CASH EQUIVALENTS           3,352        683

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,678      3,114
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  7,030    $ 3,797


See accompanying notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending January 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 1997 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November 1, 1997.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Earnings per Share

Effective December 15, 1997, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There was no material impact from adopting the provisions of SFAS No. 128 in the quarter ended January 31, 1998.



















    Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity


The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $31,700,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan
C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and a loan in the amount of $1,500,000, made in November 1997, to fund the acquisition of a building in, and refurbishment of, the Registrant's prepared food and meat processing facility (the"Expansion Loan"). As of January 31, 1998 the Registrant owed $8,500,000 on Term Loan C, $1,700,000 on the Stock Redemption Facility and $1,475,000 on the Expansion Loan. Term Loan C and the Stock Redemption Loan are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through January 31, 1998.

The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of January 31, 1998.

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage
Ratio                    Not less than 1.00 to 1.00    1.24 to 1.00

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.







Working Capital

At January 31, 1998, the Registrant had a working capital deficiency of $1,575,000 compared to positive working capital of $3,518,000 at November 1, 1997 and a deficiency of $126,000 at February 1, 1997.


The decline in working capital from November 1, 1997 was primarily due to the collection of $3,200,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long term borrowings.
The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern Food Corporation and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

         January 31, 1998    .97 to 1.0
         November 1, 1997   1.08 to 1.0
         February 1, 1997   1.00 to 1.0


Cash flows (in millions) were as follows:

                           1/31/98                 2/1/97

Operating activities...    $11.8                   $ 6.3
Investing activities...     (3.7)                   ( .2)
Financing activities...     (4.7)                   (5.4)
       Totals              $ 3.4                   $ 0.7

The Registrant had $15,500,000 of available credit, at January 31, 1998, under its revolving credit facility, and short term investments of $2,983,000. The Registrant believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1998.

For the 13 weeks ended January 31, 1998 depreciation was $1,941,000 while capital expenditures totaled $1,496,000, compared to $2,019,000 and $702,000 respectively in the prior year period.


Results of Operations    (13 weeks ended January 31, 1998 compared to 13
                          weeks ended February 1, 1997)

Sales:

Same store sales from the twenty stores in operation in both periods increased 4.21%. Sales for the current period totaled $170.2 million as compared to $163.4 million in the prior year period. An increase in promotion expense in the current period, primarily for the Thanksgiving holiday period, contributed to this increase.





Gross Profit:

Gross profit as a percent of sales increased slightly to 24.9% of sales compared to 24.8% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.1 million in the current period compared to $1.3 million in the prior year period.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 23.7% versus 24.0% in the prior year period. The decrease in operating, general and administrative expenses as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales which resulted from the increase in comparable store sales in the current period and fixed expenses remaining stable period to period. As a percentage of sales, labor and related fringe benefits decreased .12%, supplies decreased
 .07%, occupancy decreased .09% and the amortization of deferred pre-store opening costs decreased .11%. These decreases were partially offset by an increase in other store expense of .05%.

Interest Expense:

Interest expense decreased to $960,000 from $1,077,000, while interest income was $58,000 compared to $29,000 for the prior period. The decrease in interest expense for the current year period was due to a decrease in outstanding debt since February 1, 1997 and a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in the current period based on the expected effective tax rate for fiscal 1998, while a rate of 40% was used in the prior year period.

Net Income:

Net income was $783,000 in the current year period compared to $176,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $4,383,000 as compared to $3,915,000 in the prior year period. Net income per common share, both basic and diluted, was $.70 in the current period compared to $.13 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in the both periods and a provision of $34,000 for preferred stock dividends in the prior year period. There were no dividends paid on the preferred stock in the current year period since the preferred stock was redeemed on March 31, 1997.














                                  PART II


                             OTHER INFORMATION



   Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                         Exhibit (27) - Financial Data Schedule


                 (b)     No reports on Form 8-K were required to
                  be filed for the 13 weeks ended
                  January 31, 1998

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOODARAMA SUPERMARKETS, INC.

                                             (Registrant)


Date:  March 17, 1998                 /S/    MICHAEL SHAPIRO
                                             (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:  March 17, 1998                 /S/   JOSEPH C. TROILO
                                             (Signature)
                                      Joseph C. Troilo
                                      Senior Vice President
                                      Principal Accounting Officer