Form 10-Q
period 1998-05-02
FOODARAMA SUPERMARKETS INC
filed 1998-06-16
CIK 37914

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

              For the Quarterly period ended May 2, 1998

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

                                                    OUTSTANDING AT
       CLASS                                         June 12,1998

    Common Stock                                    1,117,150 shares
    $1 par value
                          FOODARAMA SUPERMARKETS, INC.


             PART I.   FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Unaudited Consolidated Balance Sheets
                             May 2, 1998 and November 1, 1997

                             Unaudited Consolidated Statements of
                             Operations for the thirteen weeks ended
                             May 2, 1998 and May 3, 1997

                             Unaudited Consolidated Statements of
                             Operations for the twenty six weeks ended
                             May 2, 1998 and May 3, 1997

                             Unaudited Consolidated Statements of
                             Cash Flows for the twenty six weeks ended
                             May 2, 1998 and May 3, 1997

                             Notes to the Consolidated Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


             PART II.  OTHER INFORMATION

                 Item 6.     Exhibits and Reports on Form 8-K

Certain information included in this report and other Registrant filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, andthe Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant, year 2000 issues related to computer applications and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                                May 2,           November 1,
                                                 1998              1997
                                              (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $  3,939           $  3,678
 Merchandise inventories                          36,056             33,585
 Receivables and other current assets              3,828              3,576
 Prepaid income taxes                                 80                392
 Related party receivables - Wakefern              3,252              5,389
 Related party receivables - other                   143                238

                                                  47,298             46,858

Property and equipment:
 Land                                                308                 93
 Buildings and improvements                        1,220                829
 Leaseholds and leasehold improvements            32,682             32,064
 Equipment                                        72,244             65,935
 Property and equipment under capital leases      19,464             19,443
 Construction in progress                          1,000                  0
                                                 126,918            118,364
 Less accumulated depreciation and
 amortization                                     65,546             62,210

                                                  61,372             56,154

Other assets:
 Investments in related parties                    9,256              9,256
 Intangibles                                       4,831              5,100
 Other                                             1,819              2,847
 Related party receivables - Wakefern              1,242              1,191
 Related party receivables - other                   253                 94
                                                  17,401             18,488

                                               $ 126,071           $121,500
                                                                  (continued)
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997.
See accompanying notes to consolidated financial statements.






FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                                May 2,          November 1,
                                                 1998              1997
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt            $   7,027          $   6,647
 Current portion of long-term debt,
  related party                                   1,158                738
 Current portion of obligations under
  capital leases                                    494                469
 Deferred income tax liability                      945                945
 Accounts payable:
  Related party                                  26,324             23,723
  Others                                          5,642              3,763
 Accrued expenses                                 8,164              7,055

                                                 49,754             43,340

Long-term debt                                   15,800             17,874
Long-term debt, related party                     1,239              1,797
Obligations under capital leases                 17,093             17,325
Deferred income taxes                             3,693              3,828
Other long-term liabilities                       6,136              6,021

                                                 43,961             46,845

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares      1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               35,012             33,971

                                                 38,985             37,944
 Less 504,477 shares, May 2, 1998 and
 November 1, 1997 held in treasury,
 at cost                                          6,629              6,629
                                                 32,356             31,315

                                              $ 126,071          $ 121,500


(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997. See accompanying notes to consolidated financial statements.






FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       13 Weeks Ended

                                                  May 2,         May 3,
                                                   1998           1997

Sales                                           $ 166,245      $ 155,986

Cost of merchandise sold                          123,820        116,220

Gross profit                                       42,425         39,766

Operating, general and
 administrative expenses                           41,304         38,608

Income from operations                              1,121          1,158

Other (expense) income:
    Interest expense                               (  889)        (1,090)
    Interest income                                   159             52

Income before taxes                                   391            120

Income tax provision                                  133             48


Net income                                     $      258       $     72

Per share information:

Net income per common share,
  basic and diluted                            $      .23       $    .04
Weighted average number of common
  shares outstanding                            1,117,150      1,117,150

Dividends per common share                          -0-            -0-



See accompanying notes to consolidated financial statements.










FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                       26 Weeks Ended

                                                  May 2,         May 3,
                                                   1998           1997

Sales                                           $ 336,476      $ 319,342

Cost of merchandise sold                          251,617        238,988

Gross profit                                       84,859         80,354

Operating, general and
 administrative expenses                           81,649         77,854

Income from operations                              3,210          2,500

Other (expense) income:
    Interest expense                               (1,849)        (2,167)
    Interest income                                   217             81

Income before taxes                                 1,578            414

Income tax provision                                  537            166


Net income                                     $    1,041       $    248

Per share information:

Net income per common share,
  basic and diluted                            $      .93       $    .17
Weighted average number of common
  shares outstanding                            1,117,150      1,117,150

Dividends per common share                          -0-            -0-


See accompanying notes to consolidated financial statements.











FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                     26 Weeks Ended

                                                   May 2,      May 3,
                                                   1998        1997

Cash flows from operating activities:
  Net income                                    $   1,041    $    248
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    3,879       3,932
    Amortization, intangibles                         269         188
    Amortization, deferred financing costs            326         316
    Amortization, deferred rent escalation            133         217
    Amortization, other assets                          -         362
    Deferred income tax benefit                    (  135)          -
    (Increase) decrease in
      Merchandise inventories                      (2,471)     (  967)
      Receivables and other current assets         (  252)     (1,519)
      Prepaid income taxes                            312           -
      Related party receivables-Wakefern            2,086       2,494
      Other assets                                    702         462
    Increase (decrease) in
      Accounts payable                              4,480      (2,059)
      Other liabilities                             1,092         382
                                                   11,462       4,056
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                   (7,492)     (1,273)
  Cash paid for construction in progress           (1,000)          -
  Decrease(increase) in related party
   receivables-other                               (   64)        427
  Net proceeds from sale of property                    -       2,282
                                                   (8,556)      1,436
Cash flows from financing activities:
  Principal payments under long-term debt          (6,194)     (3,082)
  Principal payments under capital
    lease obligations                              (  207)         35
  Proceeds from issuance of debt                    3,894           -
  Preferred stock dividend payments                     -      (   57)
  Principal payments under long-term
   debt, related party                             (  138)     (   26)
  Purchase of preferred stock                           -      (1,700)
                                                   (2,645)     (4,830)

NET INCREASE IN CASH AND CASH EQUIVALENTS             261         662

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,678       3,114
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,939    $  3,776
See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending May 2, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 1997 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November
1, 1997.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Earnings per Share

Effective December 15, 1997, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There was no material impact from adopting the provisions of SFAS No. 128 in the quarter ended May 2, 1998.

Reporting on the Cost of Start-Up Activities

On April 3, 1998, the Financial Accounting Standards Board (FASB) approved Statement of Position (SOP) No. 98-5 "Reporting on the Cost of Start-Up Activities". SOP No. 98-5 requires that costs associated with start-up activities, such as opening a new facility, be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, however, early application is encouraged.


Prior to the thirteen weeks ended May 2, 1998, the Registrant had capitalized pre-opening costs, including payroll, employee recruitment and advertising, incurred in the start-up and training period prior to the opening of each supermarket, and amortized these costs over twelve months from the date of opening. The Registrant has elected early application of SOP No. 98-5 for its fiscal year beginning November 2, 1997. There was no material cumulative effect of a change in accounting principle on net income due to the early application of this SOP. As a result of the early application, all pre-opening costs incurred for the location in East Windsor New Jersey opened on February 25, 1998, have been expensed in the quarter ended May 2, 1998 reducing net income by $190,000 or $.17 per share. Under the previous method, net income would have been reduced by $32,000 or $.03 per share.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $31,700,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and a loan in the amount of $1,500,000, made in November 1997, to fund the acquisition of a building in, and refurbishment of, the Registrant's prepared food and meat processing facility (the"Expansion Loan"). As of May 2, 1998 the Registrant owed $7,500,000 on Term Loan C, $1,615,000 on the Stock Redemption Facility and $1,425,000 on the Expansion Loan. Term Loan C and the Stock Redemption Loan are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through May 2, 1998.

On April 2, 1998 the Registrant financed the purchase of $3,000,000 of equipment for the new store location in East Windsor, New Jersey. The note bears interest at 7.44% and is payable in monthly installments over its seven year term.


The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of May 2, 1998.

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage
Ratio                    Not less than 1.00 to 1.00    1.00 to 1.00

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital

At May 2, 1998, the Registrant had a working capital deficit of $2,456,000 compared to working capital of $3,518,000 at November 1, 1997 and $3,397,000 at May 3, 1997.

The decline in working capital from November 1, 1997 was primarily due to the collection of current related party receivables which were used to reduce the Revolving Note which is classified as long term borrowings. Additionally, accounts payable increased which when paid will increase the Revolving Note.

The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern Food Corporation and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

May 2, 1998         .95 to 1.00
November 1, 1997   1.08 to 1.00
May 3, 1997        1.08 to 1.00


Cash flows (in millions) were as follows:

                          5/02/98                 5/03/97

Operating activities...    $11.5                   $ 4.1
Investing activities...     (8.6)                    1.4
Financing activities...     (2.6)                   (4.8)
       Totals              $ 0.3                   $ 0.7

The Registrant had $14,610,000 of available credit, at May 2, 1998, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1998.

For the twenty six weeks ended May 2, 1998 depreciation was $3,879,000 while capital expenditures totaled $8,098,000, compared to $3,932,000 and $1,273,000 respectively in the prior year period.


Results of Operations    (13 weeks ended May 2, 1998 compared to 13
                          weeks ended May 3, 1997)

Sales:

Same store sales from the nineteen stores in operation in both periods increased 2.84% in the current year period versus the prior year period. The Registrant believes that continued sales growth in the current period resulted from increased promotion expense during the Thanksgiving holiday period.

Sales for the twenty stores in operation for the current quarter totaled $166.2 million as compared to $156.0 million of sales from the twenty stores operated in the prior year period. Sales for the current period included the operations of a new location in East Windsor New Jersey opened February 25, 1998 which replaced an older, smaller location in Hightstown New Jersey.

Gross Profit:

Gross profit on sales was 25.5% of sales in both the current and prior year periods. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.2 million in the current year period compared to $1.4 million in the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales were 24.8% in both the current and prior year periods. As a percentage of sales, advertising expense increased .06%, supply costs increased .11%, occupancy costs increased .18% and pre-store opening costs increased .03%. These increases were offset by a decrease in labor and related fringe benefit costs of .33% and an increase in miscellaneous income of .05%.

Interest Expense:

Interest expense decreased to $889,000 from $1,090,000, while interest income was $159,000 compared to $52,000 for the prior year period. The decrease in interest expense for the current year period was due to a decrease in outstanding debt since May 3, 1997 and a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in the current period based on the expected effective tax rate for fiscal 1998, while a rate of 40% was used in the prior year period.

Net Income:

Net income was $258,000 in the current year period compared to $72,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $3,434,000 as compared to $3,600,000 in the prior year period. Net income per common share was $.23 in the current period compared to $.04 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods and a provision of $22,667 for preferred stock dividends in the prior year period. There were no dividends paid on the preferred stock in the current year period since the preferred stock was redeemed on March 31, 1997.


Results of Operations    (26 weeks ended May 2, 1998 compared to 26
                          weeks ended May 3, 1997)

Sales:

Same store sales from the nineteen stores in operation in both periods increased 3.47% in the current year period versus the prior year period. An increase in promotional activities in the current period contributed to this increase.

Sales for the twenty stores in operation for the current year twenty six week period totaled $336.5 million as compared to $319.3 million of sales from the twenty stores operated in the prior year period. Sales for the current period included the operations of a new location in East Windsor New Jersey opened February 25, 1998 which replaced an older, smaller location in Hightstown New Jersey.

Gross profit:

Gross profit on sales was to 25.2% of sales in both the current and prior year periods. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.3 million compared to $2.6 million in the prior year period.

Operating Expenses:

Store operating, general and administrative expenses as a percent of sales decreased to 24.3% from 24.4% in the prior year period. The decrease in selling, general and administrative expenses was due to decreases in certain expense categories. As a percentage of sales, labor and related fringe benefit costs decreased .14% and pre-store opening costs decreased .05%. These decreases were partially offset by an increase in occupancy costs of
 .04%.





Interest Expense:

Interest expense decreased to $1,849,000 from $2,167,000, while interest income was $217,000 compared to $81,000 for the prior year period. The decrease in interest expense for the current year period was due to a decrease in outstanding debt since May 3, 1997 and a decrease in the interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in the current period based on the expected effective tax rate for fiscal 1998, while a rate of 40% was used in the prior year period.

Net Income:

Net income was $1,041,000 in the current year period compared to $248,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,817,000 as compared to $7,515,000 in the prior year period. Net income per common share was $.93 in the current period compared to $.17 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods and a provision of $56,667 for preferred stock dividends in the prior year period. There were no dividends paid on the preferred stock in the current year period since the preferred stock was redeemed on March 31, 1997.




























                                 PART II


                             OTHER INFORMATION



        Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                  Exhibit (27) - Financial Data Schedule.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended May 2, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOODARAMA SUPERMARKETS, INC.

                                                  (Registrant)


Date:   June 15, 1998                      /S/    MICHAEL SHAPIRO
                                                  (Signature)
                                           Michael Shapiro
                                           Senior Vice President
                                           Chief Financial Officer


Date:   June 15, 1998                      /S/   JOSEPH C. TROILO
                                                  (Signature)
                                           Joseph C. Troilo
                                           Senior Vice President
                                           Principal Accounting Officer