Form 10-Q
period 1998-08-01
FOODARAMA SUPERMARKETS INC
filed 1998-09-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly period ended August 1, 1998

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

                                                         OUTSTANDING AT
            CLASS                                        September 4, 1998

         Common Stock                                    1,117,150 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.


                      PART I.   FINANCIAL INFORMATION

                         Item 1.              Financial Statements

                             Unaudited Consolidated Balance Sheets
                             August 1, 1998 and November 1, 1997

                             Unaudited Consolidated Statements of Operations for
                             the  thirteen   weeks  ended
                             August 1, 1998 and August 2, 1997

                             Unaudited Consolidated Statements of
                             Operations for the thirty  nine weeks ended
                             August 1, 1998 and August 2, 1997

                             Unaudited Consolidated Statements of
                             Cash Flows for the thirty  nine weeks ended
                             August 1, 1998 and August 2, 1997

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                                           August 1, November 1,
                                                               1998       1997
                                                         (Unaudited)       (1)
ASSETS

Current assets:
 Cash and cash equivalents ...........................     $  3,634     $  3,678
 Merchandise inventories .............................       35,553       33,585
 Receivables and other current assets ................        2,808        3,576
 Prepaid income taxes ................................          252          392
 Related party receivables - Wakefern ................        3,971        5,389
 Related party receivables - other ...................          134          238
                                                           --------     --------

                                                             46,352       46,858
                                                           --------     --------

Property and equipment:
 Land ................................................          308           93
 Buildings and improvements ..........................        1,220          829
 Leaseholds and leasehold improvements ...............       33,143       32,064
 Equipment ...........................................       72,766       65,935
 Property and equipment under capital leases .........       19,464       19,443
 Construction in progress ............................        4,214            0
                                                           --------     --------
                                                            131,115      118,364
 Less accumulated depreciation and
 amortization ........................................       67,535       62,210
                                                           --------     --------

                                                             63,580       56,154
                                                           --------     --------

Other assets:
 Investments in related parties ......................        9,256        9,256
 Intangibles .........................................        4,697        5,100
 Other ...............................................        2,106        2,847
 Related party receivables - Wakefern ................        1,268        1,191
 Related party receivables - other ...................          222           94
                                                           --------     --------

                                                             17,549       18,488
                                                           --------     --------

                                                           $127,481     $121,500
                                                           ========     ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997.
See  accompanying  notes to  consolidated  financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands - except share data)
                                                           August 1, November 1,
                                                             1998         1997
                                                         (Unaudited)        (1)
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
 Current portion of long-term debt ...................     $  6,970     $  6,647
 Current portion of long-term debt,
  related party ......................................        1,248          738
 Current portion of obligations under
  capital leases .....................................          507          469
 Deferred income tax liability .......................          945          945
 Accounts payable:
  Related party ......................................       25,962       23,723
  Others .............................................        6,801        3,763
 Accrued expenses ....................................        8,342        7,055
                                                           --------     --------

                                                             50,775       43,340
                                                           --------     --------

Long-term debt .......................................       16,436       17,874
Long-term debt, related party ........................          846        1,797
Obligations under capital leases .....................       16,961       17,325
Deferred income taxes ................................        3,658        3,828
Other long-term liabilities ..........................        6,194        6,021
                                                           --------     --------

                                                             44,095       46,845
                                                           --------     --------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares .........        1,622        1,622
 Capital in excess of par ............................        2,351        2,351
 Retained earnings ...................................       35,267       33,971
                                                           --------     --------

                                                             39,240       37,944
 Less 504,477 shares held in treasury,
 at cost .............................................        6,629        6,629
                                                           --------     --------
                                                             32,611       31,315
                                                           --------     --------

                                                           $127,481     $121,500
                                                           ========     ========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 1997.

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                13 Weeks Ended

                                             August 1,    August 2,
                                               1998        1997

Sales ..................................   $  176,172   $  161,128

Cost of merchandise sold ...............      131,538      120,224
                                           ----------   ----------

Gross profit ...........................       44,634       40,904

Operating, general and
 administrative expenses ...............       43,353       39,478
                                            ----------   ----------

Income from operations .................        1,281        1,426

Other (expense) income:
               Interest expense ........         (937)      (1,075)
               Interest income .........           41           56
                                            ----------   ----------

Income before taxes ....................          385          407

Income tax provision ...................          130          162
                                            ----------   ----------

Net income .............................   $      255   $      245
                                            ==========   ==========

Per share information:

Net income per common share, basic and
  diluted ..............................   $      .23   $      .22
                                            ==========   ==========

Weighted average number of common
  shares outstanding ...................    1,117,150    1,117,150
                                            ==========   ==========

Dividends per common share .............        -0-          -0-


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                          39 Weeks Ended

                                                      August 1,       August 2,
                                                        1998            1997
                                                     ----------       ---------

Sales ........................................     $   512,648      $   480,470

Cost of merchandise sold .....................         383,155          359,212
                                                   -----------      -----------

Gross profit .................................         129,493          121,258

Operating, general and
 administrative expenses .....................         125,002          117,332
                                                   -----------      -----------

Income from operations .......................           4,491            3,926

Other (expense) income:
         Interest expense ....................          (2,786)          (3,242)
         Interest income .....................             258              137
                                                   -----------      -----------

Income before taxes ..........................           1,963              821

Income tax provision .........................             667              328
                                                   -----------      -----------


Net income ...................................     $     1,296      $       493
                                                   ===========      ===========

Per share information:

Net income per common share, basic and
  diluted ....................................     $      1.16      $       .39
                                                   ===========      ===========

Weighted average number of common
  shares outstanding .........................       1,117,150        1,117,150
                                                   ===========      ===========

Dividends per common share ...................             -0-              -0-


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)                                    39 Weeks Ended
                                             August 1,1998 August 2,1997
Cash flows from operating activities:
  Net income .................................   $ 1,296    $   493
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation ..............................     5,868      5,951
   Amortization, intangibles .................       403        281
   Amortization, deferred financing costs ....       478        458
   Amortization, deferred rent escalation ....       200        325
   Amortization, other assets ................      --          504

   Deferred income tax benefit ...............      (170)        --
   (Increase) decrease in
     Merchandise inventories .................    (1,968)      (455)
     Receivables and other current assets ....       768       (973)
     Prepaid income taxes ....................       140         --
     Related party receivables-Wakefern ......     1,343      2,121
     Other assets ............................       263        328
   Increase (decrease) in
     Accounts payable ........................     5,277     (1,153)
     Other liabilities .......................     1,260      1,056
                                                  -------    -------
                                                  15,158      8,936
Cash flows from investing activities:
   Cash paid for the purchase of property
    and equipment ............................    (8,474)    (1,824)
   Cash paid for construction in progress ....    (4,214)      --
   (Increase) decrease in related party
    receivables-other ........................       (24)       341
   Net proceeds from sale of property ........        --      2,282
                                                  -------    -------
                                                  (12,712)      799
                                                  -------    -------
Cash flows from financing activities:
  Principal payments under long-term debt ....     (5,615)   (7,509)
  Principal payments under capital
    lease obligations ........................       (326)       19

  Proceeds from issuance of debt .............      3,894       --
  Preferred stock dividend payments ..........         --       (57)
  Principal payments under long-term debt,
    related party ............................       (443)      (39)
  Purchase of preferred stock ................         --    (1,700)
                                                  -------    -------
                                                   (2,490)   (9,286)
                                                   -------    -------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ............................        (44)      449

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     3,678      3,114
                                                 -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....   $ 3,634    $ 3,563
                                                 =======    =======



See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ended August 1, 1998, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 1997 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended November 1, 1997.

These results are not necessarily indicative of the results for the entire fiscal year.


Note 2    Adoption of Accounting Standards

Earnings per Share

Effective December 15, 1997, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" ("EPS"). This Statement establishes standards for computing and presenting EPS and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. There was no material impact from adopting the provisions of SFAS No. 128 in the period ended August 1, 1998.

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

Prior to the thirteen weeks ended May 2, 1998, the Registrant had capitalized pre-opening costs, including payroll, employee recruitment and advertising, incurred in the start-up and training period prior to the opening of each supermarket, and amortized these costs over twelve months from the date of opening. The Registrant has elected early application of SOP No. 98-5 for its fiscal year beginning November 2, 1997. There was no material cumulative effect of a change in accounting principle on net income due to the early application of this SOP. As a result of the early application, all pre-opening costs incurred for the location in East Windsor New Jersey opened on February 25, 1998, have been expensed in the quarter ended May 2, 1998 and any pre-opening costs incurred prior to August 2, 1998 for the location in Bound Brook New Jersey, opened on August 26, 1998, have been expensed in the quarter ended August 1, 1998. As a result of this change, net income for the 13 and 39 weeks ended August 1, 1998 was reduced by $38,000 or $.03 per share and $266,000 or $.24 per share, respectively. Under the previous method, net income would have been reduced by $19,000 or $.02 per share for the 13 weeks ended August 1, 1998 and $95,000 or $.09 per share for the 39 weeks ended August 1, 1998.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provides for a total commitment of $31,700,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and a loan in the amount of $1,500,000, made in November 1997, to fund the acquisition of a building in, and refurbishment of, the Registrant's prepared food and meat processing facility (the"Expansion Loan"). As of August 1, 1998 the Registrant owed $6,500,000 on Term Loan C, $1,530,000 on the Stock Redemption Facility and $1,400,000 on the Expansion Loan. Term Loan C and the Stock Redemption Loan are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.25% to determine the interest rate on the revolving credit facility.

The Credit Agreement contains certain affirmative and negative covenants which require, among other matters, the maintenance of a debt service coverage ratio. The Registrant was in compliance with such covenants through August 1, 1998. The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of August 1, 1998.

                                     Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage
Ratio                    Not less than 1.00 to 1.00     .87 to 1.00


Although the Debt Service Coverage Ratio (the "Ratio") is below the level required by the Credit Agreement, the Registrant is not in default of this covenant. The Credit Agreement provides a second criteria, if the Ratio is not met, before a default is deemed to have occurred. Under this criteria, at all times when the Ratio is less than 1.00 to 1.00, the amount available and undrawn on the revolving credit facility must equal or exceed $2,500,000 which, in turn will mean that in order to remain in compliance with this covenant, the Registrant cannot borrow the last $2,500,000 of funds available under the revolving credit facility. After giving effect to this restriction on borrowing, the Registrant had $9,713,000 of available credit at August 1, 1998, under its revolving credit facility and believes that its capital resources are adequate to meet its operating needs, scheduled capital expenditures and its debt service in fiscal 1998.


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

Working Capital

At August 1, 1998, the Registrant had a working capital deficit of $4,423,000 compared to working capital of $3,518,000 at November 1, 1997 and $345,000 at August 2, 1997.

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

Working capital ratios were as follows:

August 1, 1998         .91 to 1.00
November 1, 1997      1.08 to 1.00
August 2, 1997        1.01 to 1.00


Cash flows (in millions) were as follows:

                                    39 Weeks Ended
                           8/1/98                 8/2/97

Operating activities...    $15.2                   $ 8.9
Investing activities...    (12.7)                    0.8
Financing activities...    ( 2.5)                   (9.3)
                           ------                  ------
       Totals              $ 0.0                   $ 0.4
                           ======                  ======


For the thirty nine weeks ended August 1, 1998 depreciation was $5,868,000 while capital expenditures totaled $9,080,000, compared to $5,951,000 and

$1,824,000 respectively, in the prior year period.


Results of Operations  (13 weeks ended August 1, 1998 compared to 13 weeks ended August 2, 1997)

Sales:

Same store sales from the nineteen stores in operation in both periods increased 4.6% in the current year period versus the prior year period. Sales for the current quarter totaled $176.2 million as compared to $161.1 million of sales in the prior year period. The Registrant believes that the continued sales growth in the current period resulted from increased promotion expense in both current and prior periods. Sales for the current quarter included the operations of a new location in East Windsor New Jersey opened February 25, 1998 which replaced an older, smaller location in Hightstown New Jersey.

Gross Profit:

Gross profit on sales decreased slightly to 25.34% of sales in the current period compared to 25.39% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.2 million in the current period versus $1.0 million in the prior year period.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.6% versus 24.5% in prior year period. The increases in operating, general and administrative expenses, as a percent of sales, was due to increases in certain expense categories. As a percentage of sales, advertising expense increased .51% due to new or increased competition in several of the Registrant's marketing areas, general liability insurance costs increased .04% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .05%. These increases were partially offset by decreases in labor and related fringe benefit costs of .45%, occupancy costs of
 .05% and pre-store opening costs of .03%.

Interest Expense:

Interest expense decreased to $937,000 from $1,075,000 while interest income was $41,000 compared to $56,000 for the prior year period. The decrease in interest expense for the current year period was due to a decrease in the average outstanding debt in the thirteen weeks ended August 1, 1998 compared to the prior year period and a decrease in the interest rate paid on this debt.

Income Taxes:

An income tax rate of 34% has been used in the current period based on the expected effective tax rate for fiscal 1998, while a rate of 40% was used in the prior year period.

Net Income:

Net income was $255,000 in the current year period as compared to $245,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended August 1, 1998 were $3,623,000 as compared to $3,930,000 in the prior year period. Net income per common share was $.23 in the current period compared to $.22 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods.

Results of Operations  (39 weeks ended August 1, 1998 compared to 39 weeks ended August 2, 1997)

Sales:

Same store sales from the nineteen stores in operation in both periods increased 3.9% in the current year period versus the prior year period. Sales for the stores in operation for the current year thirty nine week period totaled $512.6 million as compared to $480.5 million of sales from the stores operated in the prior year period. An increase in promotional activities in the current period contributed to this increase. Sales for the thirty nine weeks ended August 1, 1998 included the operations of a new location in East Windsor New Jersey opened February 25, 1998 which replaced an older, smaller location in Hightstown New Jersey.

Gross profit:

Gross profit on sales increased slightly to 25.26% of sales compared to 25.24% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.5 million compared to $3.6 million in the prior year period.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.4% in both the current and prior year periods. Increases in operating, general and administrative expenses, as a percent of sales, in certain expense categories were offset by decreases in other expense categories. As a percentage of sales, advertising expense increased .13%, supply costs increased .03%, general liability insurance costs increased .03%, and general administrative expense increased .05%. These increases were offset by decreases in labor and related fringe benefit costs of .25%.

Interest Expense:

Interest expense decreased to $2,786,000 from $3,242,000 while interest income was $258,000 compared to $137,000 for the prior year period. The decrease in interest expense for the current year period was due to a decrease in the average outstanding debt since August 2, 1997 and a decrease in the interest rate paid on this debt.

Income Taxes:

An income tax rate of 34% has been used in the current period based on the expected effective tax rate for fiscal 1998, while a rate of 40% was used in the prior year period.

Net Income:

Net income was $1,296,000 in the current year period. This compares to $493,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $11,440,000 as compared to $11,445,000 in the prior year period. Net income per common share was $1.16 in the current period compared to $.39 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods and a provision of $56,667 for preferred stock dividends in the prior year period. There were no dividends paid on the preferred stock in the current year period since the preferred stock was redeemed on March 31, 1997.

                                 PART II


                                OTHER INFORMATION



               Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                         Exhibit (27) - Financial Data Schedule.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended August 1, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FOODARAMA SUPERMARKETS, INC.
                                                          (Registrant)


Date:   September 14, 1998                       /S/ Michael Shapiro
                                                     (Signature)
                                                Michael Shapiro
                                                Senior Vice President
                                                Chief Financial Officer


Date:   September 14, 1998                       /S/ Joseph C. Troilo
                                                -------------------------------
                                                     (Signature)
                                                Joseph C. Troilo
                                                Senior Vice President
                                                Principal Accounting Officer