Form 10-K
period 1998-10-31
FOODARAMA SUPERMARKETS INC
filed 1999-01-29
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
For the fiscal year ended                                Commission file number
October 31, 1998                                                  1-5745

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)
  New Jersey                                                    21-0717108
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

          Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                    (Address of principal executive offices)

Registrant's telephone number, including area code:              732-462-4700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $15,243,000. Computation is based on the closing sales price of $32.375 per share of such stock on the American Stock Exchange on January 15, 1999.

     As of January 15, 1999, the number of shares outstanding of Registrant's Common Stock was 1,117,150.

     DOCUMENTS INCORPORATED BY REFERENCE Information contained in the 1999 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

                                    PART I

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and 'Business', are, or may be deemed to be, 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended (the 'Securities Act'), and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Registrants's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, year 2000 issues relating to computer applications, and other risk factors detailed herein and in other of the Registrants's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


Item 1.       Business

General


The Registrant, a New Jersey corporation formed in 1958, operates a chain of twenty-one supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. The Registrant also operates a central food processing facility to supply its stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies its stores with bakery products. The Registrant is a member of Wakefern Food Corporation ('Wakefern'), the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name.

The Registrant has incorporated the concept of 'World Class' supermarkets into its operations. 'World Class' supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, salad bars, snack bars, bulk foods and pharmacies. The Registrant has also introduced many of these features into its conventionally sized supermarkets through extensive renovations; these stores are considered 'Mini-World Class' supermarkets. Currently, fifteen of the Registrant's stores are 'World Class', four are 'Mini-World Class' and two are conventional supermarkets.

The following table sets forth certain data relating to the Registrant's business for the periods indicated:
                                                  Fiscal Year Ended
                                      Oct.31, Nov. 1,  Nov. 2, Oct. 28, Oct.29,
                                      1998    1997     1996**   1995    1994


Average annual sales per store
(in millions)*.....................   $35.8   $31.8    $31.8   $30.9   $30.2
Same store sales increase
from prior year....................    4.79%   1.67%    2.63%   1.62%   0.84%
Total store area in square feet
(in thousands).....................   1,195   1,080    1,080     954   1,072
Total store selling area in square
feet (in thousands)................     895     808      807     710     789
Average total square feet per store
(in thousands).....................      57      54       54      53      54
Average square feet of selling area
per store (in thousands)...........      43      40       40      39      39
Annual sales per square foot of
selling area*......................    $832    $788     $789    $784    $766
Number of stores:
  Stores remodeled (over $500,000).       1       0        1       0       0

  New stores opened................       1       0        1       0       0

  Stores replaced/expanded.........       2       0        1       0       0

  Stores closed/divested...........       0       0        0       2       1

Number of stores by size
(total store area):
  30,000 to 39,000 sq.ft ..........       4       4        4       4       4
  40,000 to 49,900 sq.ft ..........       3       4        4       4       4
  Greater than 50,000 sq.ft........      14      12       12      10      12
Total stores open at period end....      21      20       20      18      20


 * Sales for stores open less than 52 weeks have been annualized.

** Calculated on a 53 week basis. A like 52 week comparison would be $31.2 million in average sales per store and $781 in annual sales per square foot of selling area.

Store Expansion and Remodeling

The Registrant believes that significant capital investment is critical to its operating strategy and is continuing its program to upgrade its existing stores, replace outdated locations and open new 'World Class' supermarkets within its core market area of Central New Jersey.

In fiscal year 1998, one replacement and one new store were opened in East Windsor and Bound Brook, New Jersey, respectively. During fiscal year 1996, one new and one replacement location were opened in Marlboro and Montgomery, New Jersey, respectively. Over the next three years the Registrant plans to open four replacement stores and expand three existing locations. The expansion and remodeling of one location in West Long Branch New Jersey is presently under way and construction has started on a replacement store in Wall Township New Jersey.

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

The Registrant is also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have new computerized time and attendance systems which are used for, among other things, automated labor scheduling and most have computerized energy management systems. The Registrant also utilizes a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The replacement of the direct store delivery receiving systems was completed in fiscal 1998. During fiscal 1998 the Registrant installed computer based training systems in all stores. The system is presently being used to train all new checkout personnel and will be used in the future to train employees in other store level positions.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions.

Year 2000

In 1997, the Registrant appointed a year 2000 task force (the 'Task Force') to review all aspects of the Registrant's operations relating to Year 2000 ('Y2K') issues. The Task Force reports to the Registrant's Chief Financial Officer and is staffed primarily with representatives of the Registrant's Information Technology and Store Systems departments. Reports are made regularly to the Registrant's Board of Directors.

The Task Force is participating with Wakefern in the inventory and assessment of jointly operated store systems for Y2K readiness. The Task Force and Wakefern, where involved , have identified all computer-based systems and applications (including embedded chip systems) the Registrant uses or that affect its operations that might not be Y2K compliant. Those systems and equipment which are not Y2K compliant have been, or will be, modified, reprogrammed or replaced. The Registrant estimates that all critical systems and applications will be Y2K compliant by the fourth quarter of fiscal 1999. The costs related to the Y2K project are included in the normal operating and capital budgets of both the Registrant's and Wakefern's Information Technology Departments' budgets and should not have any material effect on the Registrant's operating results.

Both the Registrant and Wakefern are in the process of developing contingency plans to provide for viable alternatives to ensure that business operations are able to continue in the event of Y2K related system failures. The most significant impacts would likely be the inability to conduct normal operations due to a power failure at store level or at Wakefern or a systems failure in the banking process either at the local, federal or electronic payment level. If the Registrant, Wakefern or third party vendors are unable to resolve processing issues in a timely manner, the failure of these systems could result in the interruption of the Registrant's operations, which could have a material adverse effect on the financial condition of the Registrant.


Industry Segment and Principal Products

The Registrant is engaged in one industry segment. For the last three fiscal years, the Registrant's sales were divided approximately among the categories listed below:


                                                      Fiscal Year Ended

Product Categories                             10/31/98    11/01/97    11/02/96

Groceries ..................................      40.0%       40.6%       41.7%
Dairy & Frozen .............................      16.5        16.4        16.1
Meats, Seafood & Poultry ...................      10.9        11.1        11.2
Non-Foods ..................................      10.1         9.9         9.7
Produce ....................................       8.5         8.3         8.3
Appetizers & Prepared Foods ................       6.0         5.8         5.5
Pharmacy ...................................       4.0         3.8         3.4
Bakery .....................................       2.1         2.2         2.2
Liquor, Floral & Garden Centers ............       1.9         1.9         1.9
                                                 100.0%      100.0%      100.0%

Gross profit derived by the Registrant from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Registrant owns a 12.6% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Registrant, who are operators of ShopRite or alternate format supermarkets. Together, Wakefern and its shareholder members operate approximately 198 supermarkets. Products bearing the ShopRite label accounted for approximately 16% of total sales for the period. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

Wakefern's professional advertising staff and its advertising agency develop and place most of the Registrant's advertising on television, radio and in major newspapers. The Registrant is charged for these services based on various formulas which account for the estimated proportional benefits it receives. In addition, Wakefern charges the Registrant for, and provides the Registrant with, product and support services in numerous administrative functions. These include insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing. Additionally, the Registrant subleases two supermarkets from Wakefern. See Item 2. Properties.

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

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name 'ShopRite', the Registrant does not believe that the ownership of or rights in patents, trademarks, licenses, franchises and concessions is material to its business. The locations at which the Registrant may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $450,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern. Effective November 19, 1998 the maximum investment for each store was increased to $500,000.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, in the event that such bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock certificates with it as collateral for payment of their obligation to Wakefern. As of October 31, 1998 and November 1, 1997, the Registrant's investment in Wakefern was $8,877,000 and $8,427,000, respectively. The Registrant also has an investment in another company affiliated with Wakefern which was $829,000 at both October 31, 1998 and November 1, 1997. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Registrant has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments and restrictions on all shareholders of Wakefern. Under the agreement, each shareholder, including the Registrant, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Registrant fulfilled this obligation during the 52 week period ended October 31, 1998. If any shareholder fails to meet such purchase requirements, it must make payments to Wakefern (the 'Compensatory Payments') based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

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

Many of the Registrant's competitors have greater financial resources and sales. As most of the Registrant's competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of meat, produce, delicatessen, and prepared foods, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The Registrant believes that its membership in Wakefern and ShopRite allows it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. The Registrant also provides clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities it services. The supermarket business is characterized by narrow profit margins, and accordingly, the Registrant's viability depends primarily on its ability to maintain a relatively greater sales volume and more efficient operations than its competitors.

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

Employees

As of December 31, 1998, the Registrant employed approximately 4,550 persons, of whom approximately 4,150 are covered by collective bargaining agreements. 74% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. The Registrant has historically maintained favorable relations with its unionized employees. The Registrant is subject to six collective bargaining agreements expiring on various dates from February 1999 to April 2003. The bargaining agreement with the United Food and Commercial Workers Local 464A expired in December 1998 and has been renegotiated. The new contract expires April 2003.

By virtue of the nature of the Registrant's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Registrant's twenty one supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 19 of the 21 supermarkets expire on various dates from 2000 through 2022. Two of the Registrant's supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by the Registrant if certain conditions, which include the absence of defaults by the Registrant in its obligations to Wakefern and the Registrant's lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern and one lease which expires in 2004, all leases contain renewal options ranging from 5 to 25 years. Seven leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the seven locations in the last fiscal year. Most leases also require the Registrant to pay for insurance, common area maintenance and real estate taxes. Four additional leases have been signed for supermarket locations, all of which will be replacements for existing stores. The terms of these leases are substantially similar to the terms of the leases for the Registrants existing supermarkets.

Also, the Registrant is subject to a lease covering its executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Registrant also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey and owns meat and prepared foods processing facilities in Linden, New Jersey. As part of the Registrant's Asset Redeployment Program, the Registrant sold in 1997 its limited partnership interest in two real estate partnerships and financed the facility in Linden, New Jersey, which is the only real property owned by the Registrant. In addition, the Registrant is a party to an additional ten leases relating to locations where the Registrant no longer conducts supermarket operations; seven of such locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Registrant's obligations under its prime lease. See Management's Discussion and Analysis-Financial Condition and Liquidity. See Notes 11 and 15 of Notes to Consolidated Financial Statements.


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

                                                        Part II

Item 5.  Market for Registrant's Common Stock and Security Holder Matters

         (a) The Registrant's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended November 1, 1997 and October 31, 1998.



     Fiscal Quarter Ended                              High               Low

February 1, 1997 .........................             16 3/4             14
May 3, 1997 ..............................             17 3/8             14 7/8
August 2, 1997 ...........................             19 1/2             17 1/2
November 1, 1997 .........................             18 3/4             16 7/8


January 31, 1998 .........................             24                 18 3/4
May 2, 1998 ..............................             43                 23 5/8
August 1, 1998 ...........................             37                 33 1/2
October 31, 1998 .........................             34 5/8             31 1/2



         (b) The approximate number of record holders of the Registrant's Common Stock was 400 as of January 15, 1999.

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

                                             Year Ended


                     Oct. 31,     Nov. 1,        Nov. 2,     Oct. 28    Oct. 29,
                     1998 (1)      1997          1996 (2)    1995 (3)   1994(4)
               (Dollars in thousands, except per share amounts)
Income statement
data:
Sales               $697,358    $636,731       $601,143     $586,477   $611,074

Net income (loss)   $  1,780    $  1,064       $  1,396     $   (191)   $ ( 513)

Income (loss) per
common share        $   1.59    $    .90       $   1.13     $   (.29)   $  (.58)

Cash dividends
per common share          -           -              -            -          -

Balance sheet data
(at year end):
Working capital     $ (2,725)   $  3,532       $  3,056     $ (4,451)  $( 8,674)

Total assets        $149,567    $121,500       $124,181     $110,984   $130,821

Long-term debt
(excluding current
portion)            $ 50,656    $ 35,918       $ 41,243     $ 28,334   $ 37,439

Common share-
holders' equity     $ 33,014    $ 31,315       $ 30,315     $ 28,672   $ 28,984

Book value per
common share        $  29.55    $  28.03       $  27.11     $  25.64   $  25.92

Tangible book value
per common share    $  25.47    $  23.47       $  22.22     $  20.24   $  19.21


(1) The Registrant opened one replacement and one new location in February and August 1998, respectively. See Management's Discussion and Analysis - Results of Operations - Sales.

(2) 53 week period. The Registrant opened two new locations in June and July, 1996. See Management's Discussion and Analysis - Results of Operations - Sales.

(3) The period presented includes the results of operations of the two Pennsylvania stores for the 30 weeks prior to their sale on May 23, 1995. The net sales of these two stores for the 30 weeks of fiscal 1995 during which they were owned by the Registrant were $29.2 million.

(4) The period presented includes the results of operations of one New Jersey store for 34 weeks prior to its closing on June 25, 1994,. Net sales for this location for the 34 weeks prior to its closing were $6.0 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement (the 'Credit Agreement') with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provided for a total commitment of $31,700,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and a loan in the amount of $1,500,000, made in November 1997, to fund the acquisition of a building in, and refurbishment of, the Registrant's prepared food and meat processing facility (the 'Expansion Loan'). As of October 31, 1998 the Registrant owed $5,500,000 on Term Loan C, $1,445,000 on the Stock Redemption Facility and $1,362,500 on the Expansion Loan. Term Loan C and the Stock Redemption Loan are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, due on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term ending 2004 based on a ten year amortization. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant may elect to use the London Interbank Offered Rate ('LIBOR') plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which require, among other matters, the maintenance of a debt service coverage ratio. The Registrant is presently renegotiating the terms and conditions of the Credit Agreement.

The Registrant's compliance with the major financial covenant under the Amended and Restated Credit Agreement was as follows as of October 31, 1998:

                                                  Actual
                          Amended and             (As defined in the
Financial                 Restated Credit         Amended and Restated
Covenant                  Agreement               Credit Agreement)

Debt Service Coverage
Ratio                     Not less than 1.00 to 1.00      .60 to 1.00

Although the Debt Service Coverage Ratio (the 'Ratio') is below the level required by the Credit Agreement, the Credit Agreement provides a second criteria, if the Ratio is not met, before a default is deemed to have occurred. Under this criteria, at all times when the Ratio is less than 1.00 to 1.00, the amount available and undrawn on the revolving credit facility must equal or exceed $2,500,000 which, in turn will mean that in order to remain in compliance with this covenant, the Registrant cannot borrow the last $2,500,000 of funds available under the revolving credit facility. This borrowing limitation was exceeded twice in the quarter ended October 31, 1998 and once in the quarter ended January 30, 1999. This non-compliance with the covenant was waived. After giving effect to this restriction on borrowing, the Registrant had $7,184,000 of available credit at October 31, 1998, under its revolving credit facility.

Commencing in February 1995, the Registrant pursued an asset redeployment program under the Credit Agreement utilizing the proceeds from the disposition of certain assets to repay indebtedness under the Credit Agreement. The components of the asset redeployment program concluded in November 1997 included the sale/leaseback of a supermarket property; the sale of two real estate partnership interests, one relating to property in a shopping center where the Registrant operates a supermarket and the other a non-supermarket property; and the financing of two buildings owned by the Registrant. These transactions resulted in the receipt of $1,500,000 from the financing, which is referred to above as the Expansion Loan, and $3,852,000 from the sale of properties and gains on the sales of $1,074,000. The proceeds from the sales were used to pay down the revolving credit facility and the proceeds from the Expansion Loan were used to purchase a third building for $606,000, with the balance of the proceeds used for the remodeling and refurbishment of the meat and prepared foods processing facility which is housed in the three buildings.

In 1996 the Registrant financed $4,068,000 of used equipment at three existing locations. The note bears interest at 10.58% and is payable in monthly installments over its four year term. The proceeds were used to repay existing debt.

In 1995 the Registrant concluded the sale of its two operating locations in Pennsylvania for $5,700,000 plus inventory of $2,300,000 and obtained the return of its investments of $1,200,000 in Wakefern, a related party, with respect to the two stores. All proceeds were in cash and were used to reduce outstanding debt.

On April 2, 1998 the Registrant financed the purchase of $3,000,000 of equipment for the new store location in East Windsor, New Jersey. The note bears interest at 7.44% and is payable in monthly installments over its seven year term.

On October 22, 1998 the Registrant financed the purchase of $4,000,000 of equipment for the new store location in Bound Brook, New Jersey. The note bears interest at 7.26% and is payable in monthly installments over its six year term.

On September 13, 1996 the Registrant financed $536,000 of Point of Sale ('POS') equipment at two existing locations. The note bears interest at 8.82% and is payable in monthly installments over its four year term. The proceeds were used to purchase the POS equipment.

On September 30, 1996 and November 1, 1996 the Registrant financed the purchase of $4,602,000 and $1,398,000, respectively, of equipment for the two new store locations in Marlboro and Montgomery, New Jersey. The notes bear interest at 9.02% and 8.74%, respectively, and are payable in monthly installments over their eight year terms.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Working Capital:

At October 31, 1998, the Registrant had a working capital deficiency of $2,725,000 compared to working capital of $3,532,000 at November 1, 1997 and $3,056,000 at November 2, 1996. Working capital in fiscal 1998 decreased primarily due to increases in accounts payable and the current portion of long term debt partially offset by increases in inventory and receivables. These increases were primarily due to increased sales from two new locations and the impact of double coupons. Accounts receivable consist primarily of returned checks due the Registrant, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted. The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital in fiscal 1997 remained at approximately the same levels as the prior year.

Working capital improved in fiscal 1996 as the result of (a) the equipment financing completed in January 1996, with $3,000,000 of current debt replaced by long term borrowing; (b) the reduction in current payables relating to inventory and store operations using proceeds of long term borrowing under the revolving credit facility; and (c) an increase of $1,000,000 in current related party receivables which became due in fiscal 1997.

Working capital ratios were as follows:

         October 31, 1998                             .95 to 1.00
         November 1, 1997                            1.08 to 1.00
         November 2, 1996                            1.07 to 1.00



Cash flows (in millions) were as follows:

                                        1998          1997             1996

From operations.....................    $14.9         $ 9.7            $ 9.7
Investing activities................    (17.0)           .5             (6.5)
Financing activities................      2.3         ( 9.6)            (3.5)
         Totals                         $  .2         $  .6            $( .3)


Fiscal 1998 capital expenditures totaled $17,625,000 with depreciation of $8,273,000 compared to $3,620,000 and $8,104,000 respectively for fiscal
1997 and $13,181,000 and $8,207,000, respectively, for fiscal 1996. In fiscal 1998 long-term debt increased $16,246,000 due to the capitalization of a real estate lease for the Bound Brook, New Jersey store, the financing of equipment for the two new locations in East Windsor and Bound Brook, New Jersey, the financing of the acquisition and refurbishing of the meat and prepared foods processing facility in Linden, New Jersey and financing obtained under the revolving credit facility. These increases were partially offset by cash generated by operations used to pay down existing debt.

In fiscal 1997 long-term debt decreased $3,981,000, using proceeds from the sale of assets under the asset redeployment program and cash generated by operations which was partially offset by financing obtained under the Stock Redemption Facility, and the capitalization of a real estate lease for the Aberdeen, New Jersey store.

In fiscal 1996 long-term debt increased $10,106,000 as the result of the financing of POS equipment in two locations and equipment in the two new locations in Marlboro and Montgomery, New Jersey and the capitalization of a real estate lease for the Montgomery store.

The Registrant had $7,184,000 of available credit, at October 31, 1998, under its revolving credit facility. The Registrant is presently renegotiating the terms and conditions of the Credit Agreement in order to more adequately meet its operating needs, scheduled capital expenditures and debt service for fiscal 1999.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $697.4 million, $636.7 million and $601.1 million, respectively in fiscal 1998, 1997 and 1996. This represents an increase of
9.5 percent in 1998 and an increase of 5.9 percent in 1997. These changes in sales levels were the result of the opening of two new locations in February and August 1998, the impact of significantly increased promotional activities and expenditures and the full year of operations in fiscal 1997 of two locations opened in 1996. The increase in fiscal 1997 was partially offset by sales from a 53rd week in fiscal 1996. Comparable store sales increased 4.8% in fiscal 1998 and 1.7% in fiscal 1997 after adjusting for the 53rd week in fiscal 1996. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current year contributed to this increase.

Gross Profit:

Gross profit totaled $176.7 million in fiscal 1998 compared to $161.0 million in fiscal 1997 and $152.1 million in fiscal 1996. Gross profit as a percent of sales was 25.3%, in each of the three fiscal years 1998, 1997 and 1996.

In fiscal 1998, 1997 and 1996 gross profit percentage was positively affected by the continued improvement in product mix and Wakefern incentive programs for the new locations. However, this improvement was offset by price reductions instituted to combat increased competitive pressure in the Registrant's marketing area.

Patronage dividends applied as a reduction of the cost of merchandise sold were $7,438,000, $6,633,000 and $6,905,000 for the last three fiscal years. This translates to 1.07%, 1.04% and 1.15% of sales for the respective periods.

                                                   Fiscal Years Ended
                                          10/31/98      11/01/97      11/02/96
                                                     (in millions)

Sales ................................    $  697.4      $  636.7      $  601.1
Gross profit .........................       176.7         161.0         152.1
Gross profit percentage ..............        25.3%         25.3%         25.3%



Operating, General and Administrative Expenses:

Fiscal 1998 expenses totaled $170.6 million compared to $155.9 million in fiscal 1997 and $147.0 million in fiscal 1996.

                                               Fiscal Years Ended
                                   10/31/98          11/01/97         11/02/96
                                                  (in millions)

Sales........................      $697.4            $636.7           $601.1
Operating, General and
Administrative Expenses......       170.6             155.9            147.0
% of Sales...................        24.5%             24.5%            24.5%

Operating, general and administrative expenses as a percent of sales remained the same in fiscal 1998 compared to fiscal 1997. Decreases in general liability insurance expense, depreciation and amortization and corporate administrative expense, were offset by increases in selling expense and repairs and maintenance costs. The decrease in general liability insurance expense was the result of final prior year premium calls from Insure-Rite, Ltd., a Wakefern affiliate which provided the Registrant with liability and property insurance coverage, being expensed in fiscal 1997. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. As a percentage of sales, general liability insurance costs decreased .23%, depreciation and amortization decreased .12% and corporate administrative expense decreased .06%. These decreases were offset by increases in selling expense of .31% and repairs and maintenance expense of .07%. Pre-opening costs were $702,000 in fiscal 1998.

Operating, general and administrative expenses as a percent of sales remained the same in fiscal 1997 compared to fiscal 1996. Decreases, primarily related to the two new locations opened in fiscal 1996, in selling expense and labor and related fringe benefit costs, as well as reduced corporate administrative expense, were offset by increases in general liability insurance expense, other store expenses, which include debit and credit card processing fees and Wakefern support services, and the amortization of deferred pre-store opening costs. The general liability insurance increase was the result of premium calls from Insure-Rite, Ltd., for policy years ended December 1, 1993 and December 1, 1994, as previously discussed in the Commitments and Contingencies footnote in prior years financial statements. As a percentage of sales, selling expense decreased
 .27%, payroll and related fringe benefit costs decreased .10% and corporate administrative expense decreased .09%. These decreases were offset by increases in general liability insurance of .27%, other store expenses of .18% and amortization of deferred pre-store opening costs of .04%. Pre-opening costs were $505,000 in fiscal 1997.

Amortization expense decreased in fiscal 1998 to $1,339,000 compared to $1,956,000 in fiscal 1997 and $1,826,000 in fiscal 1996. The decrease in fiscal 1998, as compared to fiscal 1997, was the result of a change in accounting for pre-store opening costs and decreased amortization of deferred financing costs and deferred escalation rents partially offset by increased amortization of bargain leases. The increase in fiscal 1997, as compared to fiscal 1996, was the result of increased amortization of deferred escalation rents and deferred pre-store opening costs partially offset by decreased amortization of goodwill and deferred financing costs. See Note 1 of Notes to Consolidated Financial Statements - Pre-opening Costs.

Interest Expense:

Interest expense totaled $3.9 million in fiscal 1998 compared to $4.3 million in fiscal 1997 and $3.5 million in fiscal 1996. The decrease in fiscal 1998, as compared to fiscal 1997, was due to a decrease in average debt outstanding since November 1, 1997 and lower interest rates on the Registrant's credit facility. The increase in fiscal 1997, as compared to fiscal 1996, was due to an increase in the average debt outstanding since November 2, 1996 partially offset by lower interest rates on the Registrant's credit facility. Interest income was $0.4 million in fiscal 1998 compared to $0.3 million in fiscal 1997 and $0.2 million in fiscal 1996.

Income Taxes:

The Registrant recorded a tax provision of $0.9 million in fiscal 1998, $0.6 million in fiscal 1997 and $0.3 million in fiscal 1996. See Note 14 of Notes to Consolidated Financial Statements.

Net Income:

The Registrant had net income of $1,780,000 or $1.59 per share in fiscal 1998 compared to net income of $1,064,000 or $.90 per share in fiscal 1997. 1997 results included a net gain after tax on real estate transactions of $413,000 or $.37 per share. Earnings before interest, taxes, depreciation and amortization ('EBITDA') for fiscal 1998 were $15,765,000 as compared to $15,744,000 in fiscal 1997. Fiscal 1997 EBITDA includes $656,000 as a result of the gain on real estate transactions.

Fiscal 1996 resulted in net income of $1,396,000 or $1.13 per share. EBITDA for fiscal 1996 were $15,107,000.

Shares outstanding were 1,117,150 for fiscal 1998 and fiscal 1997 and 1,118,150 for fiscal 1996. Per share amounts for fiscal 1998, 1997 and 1996 are after Preferred Stock dividends of $0, $57,000 and $136,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 130, 'Reporting Comprehensive Income.' This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 130 which becomes effective for the Registrant in fiscal 1999.

In June 1997, the FASB issued SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 131 which becomes effective for the Registrant in fiscal 1999.

In June 1998, the FASB issued SFAS 133, 'Accounting for Derivative Instruments and Hedging Activities.' This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Registrant does not expect a material impact from adopting the provisions of SFAS No. 133 which becomes effective for the Registrant in fiscal 2000.

Year 2000.

For information with respect to Year 2000 compliance, see Item 1. Business - Year 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Except for indebtedness under the Registrant's revolving credit facility which is variable rate financing, the balance of the Registrant's indebtedness is fixed rate financing. The Registrant believes that its exposure to market risk relating to interest rate risk is not material. The Registrant believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Schedules included in Part IV, Item
14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

                  Independent Auditors' Report                    F-1

                  Foodarama Supermarkets, Inc. and
                    Subsidiaries Consolidated Financial
                    Statements:

                  Balance Sheets as of October 31, 1998           F-2-3
                    and November 1, 1997.

                  Statements of Operations for each of the        F-4
                    fiscal years ended October 31, 1998,
                    November 1, 1997 and November 2, 1996.

                  Statements of Shareholders' Equity              F-5
                    for each of the fiscal years ended
                    October 31, 1998, November 1, 1997
             and November 2, 1996.

                  Statements of Cash Flows for each of the        F-6
             fiscal years ended October 31, 1998,
             November 1, 1997 and November 2, 1996.

                  Notes to Consolidated Financial Statements      F-7 to 25

a.2.    Financial Statement Schedules

                  Schedule II                                     S-1
                  Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                  E-1 to 6


b.      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the fourth quarter of fiscal 1998.



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

Date: January 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date



/S/  Joseph J. Saker
Joseph J. Saker             Chairman of the Board             January 28, 1999
                            of Directors and President,
                            Chief Executive Officer

/S/  Charles T. Parton
Charles T. Parton           Director                          January 28, 1999


/S/  Albert A. Zager
Albert A. Zager             Director                          January 28, 1999


/S/  Richard Saker
Richard Saker               Executive Vice President,         January 28, 1999
                            Secretary and Director,
                            Chief Operating Officer

                        Independent Auditors' Report


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 31, 1998 and November 1, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 31, 1998 and November 1, 1997 and the results of their operations and their cash flows for the fiscal years ended October 31, 1998, November 1, 1997 and November 2, 1996 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

                                               Amper, Politziner & Mattia P.A.

                                               AMPER, POLITZINER & MATTIA P.A.

January 22, 1999
Edison, New Jersey

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                         October 31, 1998 and November 1, 1997
                                    (In thousands)

                                        Assets


                                                         1998           1997
Current assets
   Cash and cash equivalents                         $    3,905     $    3,678
   Merchandise inventories                               37,804         33,585
   Receivables and other current assets                   3,382          3,576
   Prepaid income taxes                                   1,005            392
   Related party receivables - Wakefern                   6,860          5,389
   Related party receivables - other                        152            238
                                                         53,108         46,858

Property and equipment
   Land                                                     308             93
   Buildings and improvements                             1,220            829
   Leasehold improvements                                34,031         32,064
   Equipment                                             75,756         65,935
   Property under capital leases                         32,353         19,443
                                                        143,668        118,364
   Less accumulated depreciation and amortization        65,389         62,210
                                                         78,279         56,154

Other assets
   Investments in related parties                         9,706          9,256
   Intangibles                                            4,562          5,100
   Other                                                  2,384          2,847
   Related party receivables - Wakefern                   1,370          1,191
   Related party receivables - other                        158             94
                                                         18,180         18,488

                                                     $  149,567     $  121,500


                See notes to consolidated financial statements.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                         October 31, 1998 and November 1, 1997
                                    (In thousands)

                         Liabilities and Shareholders' Equity



                                                                1998       1997
Current liabilities
   Current portion of long-term debt                       $    7,812 $    6,647
   Current portion of long-term debt, related party               211         66
   Current portion of obligations under capital leases            667        469
   Deferred income tax liability                                1,464        945
   Accounts payable
     Related party - Wakefern                                  30,525     24,381
     Others                                                     6,446      3,763
   Accrued expenses                                             8,708      7,055
                                                               55,833     43,326

Long-term debt                                                 20,289     17,874
Long-term debt, related party                                     916        719
Obligations under capital leases                               29,451     17,325
Deferred income taxes                                           3,508      3,828
Other long-term liabilities                                     6,556      7,113
                                                               60,720     46,859

Shareholders' equity
   Common stock, $1.00 par; authorized 2,500,000 shares;
     issued 1,621,627 shares; outstanding 1,117,150 shares      1,622      1,622
   Capital in excess of par                                     2,351      2,351
   Retained earnings                                           35,751     33,971
   Minimum pension liability                                      (81)         -
                                                               39,643     37,944
   Less 504,477 shares held in treasury, at cost                6,629      6,629
                                                               33,014     31,315

                                                           $  149,567 $  121,500



                See notes to consolidated financial statements.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
      Fiscal Years Ended October 31, 1998, November 1, 1997 and November 2, 1996
                         (In thousands, except per share data)



                                                  1998       1997        1996

Sales                                          $ 697,358 $  636,731  $  601,143

Cost of merchandise sold                         520,624    475,764     449,077

Gross profit                                     176,734    160,967     152,066

Operating, general and administrative expenses   170,581    155,939     146,992

Income from operations                             6,153      5,028       5,074

Other (expense) income:
   Gain on real estate transactions                    -        656           -
   Interest expense                               (3,881)    (4,273)     (3,522)
   Interest income                                   448        279         183
                                                  (3,433)    (3,338)     (3,339)

Earnings before income tax provision               2,720      1,690       1,735

Income tax provision                                (940)      (626)       (339)

Net income                                     $   1,780 $    1,064  $    1,396

Per share information:

Net income per common share, basic and diluted $    1.59     $  .90  $     1.13

Weighted average shares outstanding            1,117,150  1,117,150   1,118,150


                See notes to consolidated financial statements.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended October 31, 1998, November 1, 1997 and November 2, 1996
                      (In thousands, except per share data)


                                   Common Stock   Capital             Minimum
                               Shares             in Excess Retained  Pension        Treasury Stock          Total
                               Issued      Amount  of Par  Earnings   Liability   Shares        Amount      Equity

Balance - October 28, 1995 .... 1,621,627 $  1,622 $ 2,351 $32,127         (806)  (503,477)   $  (6,622)  $  28,672

Net income 1996 ...............         -        -       -   1,396            -          -            -       1,396

Preferred stock dividends
 paid - $4.11 per share .......         -        -       -    (559)           -          -            -        (559)

Minimum pension liability .....         -        -       -       -          806          -            -         806

Balance - November 2, 1996 .... 1,621,627    1,622   2,351  32,964            -   (503,477)      (6,622)     30,315

Net income 1997 ...............         -        -       -   1,064            -          -            -       1,064

Shares repurchased ............         -        -       -       -            -     (1,000)          (7)         (7)

Preferred stock dividends
 paid - $.42 per share ........         -        -       -     (57)           -          -            -         (57)

Balance - November 1, 1997 .... 1,621,627    1,622   2,351  33,971            -   (504,477)      (6,629)     31,315

Net income 1998 ...............         -        -       -   1,780            -          -            -       1,780

Minimum pension liability .....         -        -       -       -          (81)         -            -         (81)

Balance - October 31, 1998 .... 1,621,627   $1,622   2,351 $35,751          (81)  (504,477)   $  (6,629)   $ 33,014

                      See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
   Fiscal Years Ended October 31, 1998, November 1, 1997 and November 2, 1996
                                 (In thousands)

                                                     1998       1997      1996
Cash flows from operating activities
   Net income                                   $     1,780  $  1,064     1,396
   Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                      8,273     8,104     8,207
    Amortization, intangibles                           538       375       563
    Amortization, deferred financing costs              535       642       820
    Amortization, deferred rent escalation              266       434       353
    Amortization, other assets                            -       505        90
    Gain on real estate transactions                      -      (656)        -
    Deferred income taxes                               253       626       136
    (Increase) decrease in
      Merchandise inventories                        (4,219)   (1,931)   (3,985)
      Receivables and other current assets              194      (845)      185
      Prepaid income taxes                             (613)      582      (974)
      Other assets                                       90       (78)    2,484
      Related party receivables - Wakefern           (1,650)      481    (1,386)
    Increase (decrease) in
      Accounts payable                                8,827    (1,343)    2,690
      Income taxes payable                                -         -       (77)
      Other liabilities                                 695     1,739      (774)
                                                     14,969     9,699     9,728

Cash flows from investing activities
   Net proceeds from real estate transactions             -     2,938         -
   Cash paid for the purchase of property
     and equipment                                  (17,019)   (3,620)   (6,645)
   Decrease in related party receivables - other         22     1,159        95
                                                    (16,997)      477    (6,550)

Cash flows from financing activities
   Payment for redemption of preferred stock              -    (1,700)        -
   Preferred stock dividend payments                      -       (57)     (559)
   Proceeds from issuance of debt                     9,937     1,700    13,202
   Principal payments under long-term debt           (6,963)   (9,213)  (15,768)
   Principal payments under capital lease obligations (586) (91) (197) Principal payments under long-term debt,
     related party                                     (108)      (24)     (177)
   Deferred financing costs                             (25)     (227)        -
                                                      2,255    (9,612)   (3,499)

Net change in cash and cash equivalents                 227       564      (321)

Cash and cash equivalents, beginning of year          3,678     3,114     3,435

Cash and cash equivalents, end of year          $     3,905  $  3,678     3,114

Supplemental disclosures of cash paid (received)
       Interest                                 $     3,960  $  4,277     3,526
       Income taxes                                     900      (606)    1,263

                    See notes to consolidated financial statements.
                                        F-6

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 1 -Summary of  Significant  Accounting  Policies
Nature of Operations
Foodarama Supermarkets, Inc. and Subsidiaries (the "Company"), operate 21 ShopRite supermarkets, primarily in central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

Fiscal  Year
The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1998 consists of the 52 weeks ended October 31, 1998, fiscal 1997 consists of the 52 weeks ended November 1, 1997 and fiscal 1996 consists of the 53 weeks ended November 2, 1996.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Industry Segment
The Company operates in one industry segment, the retail sale of food and nonfood products, primarily in the central New Jersey region.

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

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 1 -Summary of Significant  Accounting Policies - (continued)
Property and Equipment -  (continued)
Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or its useful life.

Investments
The Company's investment in its principal supplier, Wakefern, is stated at cost (see Note 4).

Intangibles
Intangibles consist of goodwill and favorable operating lease costs. Goodwill is being amortized on a straight-line basis over periods from 15 to 36 years. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases which range from 12 to 24 years.

Deferred Financing Costs
Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

Postretirement Benefits other than Pensions
The Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan.

Postemployment Benefits
The Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $16.4, $13.2 and $14.0 million for the fiscal years 1998, 1997 and 1996, respectively.

Pre-opening Costs
Effective November 2, 1997, the Company elected early application of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities." In accordance with SOP 98-5, the Company expenses costs associated with the opening of new stores as incurred. The Company previously amortized these costs over a period of twelve months, commencing one month after the opening of the store. The effect of adopting SOP 98-5 on net income for the year ended October 31, 1998 was a decrease of $249,000 or $.22 per share. Financial statements for the years ended November 1, 1997 and November 2, 1996 have not been restated.

Store Closing Costs
The costs, net of amounts expected to be recovered, are expensed when a decision to close a store is made. It is reasonably possible that these estimates may change in the near term. Operating results continue to be reported until a store is closed.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note 1 - Summary of Significant  Accounting Policies - (continued)
Earnings Per Share
Effective for the Company's financial statements for the fiscal year ended October 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding.

All EPS data for prior periods has been restated. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.

Employee Benefit Plan
As of November 2, 1997, the Company adopted Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 modifies the disclosure requirements for pensions and other postretirement benefits, but does not change the measurement or recognition of those plans. Adoption of this statement had no effect on the Company's financial position or results of operations.

Note 2  - Concentration of Cash Balance
As of October 31, 1998 and November 1, 1997, cash balances of approximately $561,000 and $954,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation (FDIC). These balances exceed the insured amount of $100,000.

Note  3 -Receivables and Other Current Assets
                                                       October 31,  November 1,
                                                          1998,        1997

         Accounts receivable                          $    2,380    $   2,676
         Prepaids                                          1,321        1,279
         Rents receivable                                     83           94
         Less allowance for uncollectible accounts          (402)        (473)
                                                      $    3,382    $   3,576

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions
         Wakefern Food Corporation
As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $450,000 at October 31, 1998 and November 1, 1997 (See Note 22). The Company has a 12.6% investment in Wakefern of $8,877,000 at October 31, 1998 and $8,427,000 at November 1, 1997. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/shareholders of the Company. As of October 31, 1998 and November 1, 1997, the Company was obligated to Wakefern for $1,113,000 and $757,000, respectively, for the increase in its required investment (see Note 9 Long-term Debt, Related Party).

The Company also has an investment of approximately 13% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $829,000 at October 31, 1998 and November 1, 1997. Insure-Rite, Ltd. provides the Company with liability and property insurance coverage. As of October 31, 1998 and November 1, 1997, the Company was obligated to Insure-Rite, Ltd. for $14,000 and $28,000, respectively (see Note 9 - Long - term Debt, Related Party).

In fiscal 1997, Insure-Rite,  Ltd. made two retrospective premium calls for
the  1992/93  and  the  1993/94   policy  years  for   $869,000  and   $770,000,
respectively. The premium calls represent actuarial projections of claims to be paid in excess of the deposit premium paid by the Company. The Company also had a balance due in fiscal 1997 of $139,000 for premium calls for the 1991/92 policy year. After the 1993/94 policy year, Insure-Rite, Ltd. changed its policy to provide for a fixed premium covering all insured losses and the elimination of premium calls. The premium calls are payable in scheduled semi-annual payments through September 1999. No interest is being charged on this obligation. At October 31, 1998 and November 1, 1997, $1,092,000 and $686,000 was included in accounts payable-related party, respectively, and $1,092,000 was included in other long- term liabilities at November 1, 1997. Insurance premiums paid to Insure-Rite, Ltd. for fiscal years 1998, 1997 and 1996 were $3,031,000, $2,702,000 and $2,738,000, respectively.

As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated statements of operations. For fiscal 1998, 1997 and 1996, the patronage dividends were $7,438,000, $6,633,000 and $6,905,000, respectively.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 4 -Related Party Transactions - (continued)
Wakefern Food Corporation  - (continued)
At October 31, 1998 and November 1, 1997, the Company has current receivables due from Wakefern of approximately $6,860,000 and $5,389,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,370,000 and $1,191,000, respectively.

In September 1987, the Company and all other stockholder members of Wakefern entered into an agreement, as amended in 1992, with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each stockholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a stockholder's stores, merger with another entity or on the transfer of a controlling interest in the stockholder.

The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $494, $447 and $416 million for the fiscal years 1998, 1997 and 1996, respectively.

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

Other
The Company has receivables from related parties that include shareholders, directors, officers and real estate partnerships. At October 31, 1998 and November 1, 1997, approximately $295,000 and $307,000, respectively, of these receivables, consist of notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note  4 -Related Party Transactions - (continued)
         Fair Value
         Determination of the fair value of the above receivables is not practicable due to their related party nature. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock.

Note  5 -Intangibles
                                                    October 31,    November 1,
                                                        1998          1997

         Goodwill                                  $     3,493    $     3,493
         Favorable operating lease costs, net            4,685          4,685
                                                         8,178          8,178
         Less accumulated amortization                   3,616          3,078
                                                   $     4,562    $     5,100

Note  6- Accrued Expenses
                                                       October 31,  November 1,
                                                          1998         1997

         Payroll and payroll related expenses      $     4,451    $     3,579
         Insurance                                         417            324
         Sales, use and other taxes                      1,020            924
         Interest                                          128            207
         Employee benefits                                 673            569
         Occupancy costs                                 1,148            964
         Real estate taxes                                 344            276
         Other                                             527            212
                                                   $     8,708    $     7,055

Note  7 -Real Estate Transactions
         During the fiscal year ended November 1, 1997, the Company sold its Shrewsbury and West Long Branch, New Jersey real estate partnership interests, which resulted in total proceeds and a gain before income taxes of $875,000. The Company had other miscellaneous real estate transactions that resulted in a loss before income taxes of $219,000 in fiscal year 1997.

Note  8 -Long-term Debt
         Long-term debt consists of the following:
                                                       October 31,  November 1,
                                                          1998         1997

         Revolving note                                 $  5,816     $  3,773
         Term loan                                         5,500        9,500
         Stock redemption note                             1,445        1,700
         Expansion loan                                    1,363            -
         Other notes payable                              13,977        9,548
                                                          28,101       24,521
         Less current portion                              7,812        6,647
                                                        $ 20,289     $ 17,874

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note  8 -Long-term Debt - (continued)
         The Company has an amended and restated Revolving Credit and Term Loan Agreement with a financial institution (the "Agreement"), which was last amended January 15, 1998. The Agreement is collateralized by substantially all of the Company's assets and provided for a total commitment of $31,700,000. The Agreement consists of a Revolving Note, a Term Loan, a Stock Redemption Note and an Expansion Loan.

         The Revolving Note has an overall availability of $17,500,000, not to exceed 60% of eligible inventory. The Note bears interest at .25% over prime and matures February 15, 2000. The Agreement provides the Company with the option to borrow a portion of the Revolving Note under a Eurodollar loan rate based on LIBOR plus 2.25%. Interest rates on the Eurodollar loans are fixed at the beginning of the loan term, which cannot exceed six months. At November 1, 1997, $1,800,000 was under a fixed Eurodollar loan rate of 8.97%, which expired December 1997.

         The prime rate at October 31, 1998 and November 1, 1997 was 8% and 8.50%, respectively.

         The Company had a $2,000,000 letter of credit outstanding at October 31, 1998 and November 1, 1997. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $9,684,000 and $11,727,000 at October 31, 1998 and November 1, 1997. As of October 31, 1998 and November 1, 1997, $5,796,000 and $5,201,000 of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

         The Agreement places restrictions on dividend payments and requires the maintenance of a debt service coverage ratio. If the debt service coverage ratio is not met, the availability of the Revolving Note is reduced by $2,500,000. At October 31, 1998, the Company did not meet the debt service coverage ratio; therefore, the Revolving Note availability was reduced to $7,184,000.

         The Term Loan is payable in quarterly principal installments, through December 31, 1999, of $1,000,000 plus interest at 8.38%, with the remaining balance of $500,000 due February 15, 2000. At
         November 1, 1997, the Term Loan bore interest at 9.22%.

         The Stock Redemption Note was used to reimburse the funding of the redemption of the Preferred Stock on March 31, 1997. The note is payable in quarterly principal installments of $85,000, commencing March 31, 1998 through December 31, 1999, plus interest at 8.38%, with the remaining principal balance of $1,020,000 due February 15, 2000. At November 1, 1997, this note bore interest at 9.22%.

         On November 14, 1997, the Company obtained an Expansion Loan of $1,500,000 which was used to purchase a building and equipment in Linden, New Jersey. The Expansion Loan is collateralized by the building, all improvements and equipment. The loan is payable in monthly principal installments of $12,500 plus interest at 9.18%, with a final principal payment of $462,500 due December 1, 2004.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note  8 -Long-term Debt - (continued)
         Other Notes Payable
         Included in other notes payable are the following:
                                                        October 31,  November 1,
                                                          1998         1997
         Note payable to a financing institution, maturing
         October 2004, payable at $56,000 per month
         plus interest at 7.26%, collateralized by related
         equipment.                                     $  4,000     $      -

         Note payable to a financing institution, maturing
         April 2005, payable at $46,000 per month
         including interest at 7.44%, collateralized by
         related equipment.                                2,821            -

         Note payable to a financing institution, maturing
         January 2000, payable at $105,000 per month
         including interest at 10.58%, collateralized by
         related equipment.                                1,550        2,578

         Various equipment loans maturing through
         November 2004, at interest rates ranging from
         5.87% to 10.58%, collateralized by various
         equipment.                                        5,606        6,970

         Total other notes payable.                     $ 13,977     $  9,548

         Aggregate maturities of long-term debt are as follows:

           Fiscal Year

              1999                                                $     7,812
              2000                                                     11,006
              2001                                                      2,003
              2002                                                      2,098
              2003                                                      2,201
              Thereafter                                                2,981

         As of October 31, 1998, the fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note  9 -Long-term Debt, Related Party
         As of October 31, 1998 and November 1, 1997, the Company was indebted for an investment in Wakefern in the amount of $1,113,000 and $757,000 and for an investment in Insure-Rite, Ltd. in the amount of $14,000 and $28,000, respectively (see Note 4). The debt is non-interest bearing and payable in scheduled installments as follows:

           Fiscal Year

              1999                                                $       211
              2000                                                        208
              2001                                                        257
              2002                                                        261
              2003                                                         91
              Thereafter                                                   99

         Determination of the fair value of the above long-term debt is not practicable due to its related party nature.

Note 10 -Other Long-term Liabilities
                                                       October 31,  November 1,
                                                          1998         1997

         Deferred escalation rent                     $    4,675   $    4,409
         Insure-Rite, Ltd. retro premium, net of
          current portion (Note 4)                             -        1,092
         Postretirement benefit cost                         975          859
         Other                                               906          753
                                                      $    6,556   $    7,113

Note 11 -Long-term Leases
         Capital Leases
                                                        October 31,  November 1,
                                                          1998        1997

         Real estate                                  $    32,353   $  19,443
         Less accumulated amortization                      6,385       5,406
                                                      $    25,968   $  14,037

         During fiscal 1997, the Company sold the Aberdeen, New Jersey store at a sale price of $2,300,000, which resulted in a gain of $199,000. The store was leased back for a lease term of twenty-five years. The lease was capitalized and the gain was deferred and is being amortized over the life of the lease.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note 11 -Long-term Leases - (continued)
         Capital Leases - (continued)
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 31, 1998:

          Fiscal Year

              1999                                                  $   3,382
              2000                                                      3,382
              2001                                                      3,397
              2002                                                      3,546
              2003                                                      3,601
              Thereafter                                               46,362
              Total minimum lease payments                             63,670
              Less amount representing interest                        33,552
              Present value of net minimum lease payments              30,118
              Less current maturities                                     667
              Long-term maturities                                  $  29,451

         Included in the above are five leases on stores, one of which is being leased from a partnership in which the Company had a 40% limited partnership interest at annual lease payments of $663,000 in fiscal 1997 and $628,000 in fiscal 1996. The 40% interest was sold in fiscal 1997.

         Operating Leases
         The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and six leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $229,000, $219,000, and $225,000 for the fiscal years 1998, 1997 and 1996, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

         Total rental expense for all operating leases consists of:

                                         Fiscal 1998   Fiscal 1997  Fiscal 1996

         Land and buildings              $  10,928    $   10,471    $   9,824
         Less subleases                     (1,765)       (1,963)      (2,140)
                                         $   9,163    $    8,508    $   7,684

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note 11 -Long-term Leases - (continued)
         Operating Leases - (continued)
         The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 31, 1998 are as follows:

                                                       Income from
                                          Land and   Noncancellable Net Rental
             Fiscal Year                  Buildings     Subleases   Commitment

                1999                     $  10,239    $    1,556    $   8,683
                2000                        10,181           945        9,236
                2001                         9,701           847        8,854
                2002                         9,031           475        8,556
                2003                         8,608           255        8,353
                Thereafter                  51,504            23       51,481
                                         $  99,264    $    4,101    $  95,163

         The Company is presently leasing one of its supermarkets, a garden center and liquor store from a partnership in which the president has an interest, at an annual aggregate rental of $660,000, $645,000 and $591,000 for the fiscal years 1998, 1997 and 1996, respectively.

Note 12 -Mandatory Redeemable Preferred Stock
         In fiscal 1993, the Company received $1,700,000 for the issuance of 136,000 shares of Preferred Stock at $12.50 par value per share to Wakefern Food Corporation. Dividends on the Preferred Stock were cumulative and accrued at an annual rate of 8%. The Preferred Stock was redeemed and canceled on March 31, 1997, at par value, for $1,700,000. As of the redemption date, all dividends had been declared and paid.

Note 13 -Stock Options
         On May 10, 1995, the Company's shareholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan, which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, at prices not less than fair market value at the date of the grant. Options granted under the plan vest over a period of three years from the date of grant. At October 31, 1998, no options had been granted.

Note 14 -Income Taxes
         The income tax provisions consist of the following:

                                          Fiscal 1998  Fiscal 1997 Fiscal 1996
         Federal:
            Current                       $     638   $        -   $        -
            Deferred                             99          526          114
         State and local:
            Current                              49            -          203
            Deferred                            154          100           22
                                          $     940   $      626   $      339

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 14 -Income Taxes
         The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                            Fiscal 1998  Fiscal 1997 Fiscal 1996

         Tax provision at the statutory rate    34.0 %       34.0 %       34.0 %
         State and local income tax provision,
          net of federal income tax              5.9 %        5.9 %        5.9 %
         Goodwill amortization not deductible
           for tax purposes                      1.8 %        2.9 %        2.8 %
         Adjustment to prior years tax provision(5.4)%       (6.3)%       (2.7)%
         Adjustment to estimated tax liabilities   -            -        (19.0)%
         Other                                  (1.7)%         .5 %       (1.5)%
         Actual tax provision                   34.6 %       37.0 %       19.5 %

         Net deferred tax assets and liabilities consist of the following:
                                                      October 31,  November 1,
                                                            1998         1997
         Current deferred tax assets:
            Reserves                                 $       663   $      654
            Other                                            698          646
                                                           1,361        1,300

         Current deferred tax liabilities:
            Patronage dividend receivable                 (1,623)      (1,401)
            Inventories                                     (188)        (194)
            Prepaid pension                                 (488)        (451)
            Other                                           (526)        (199)

                                                          (2,825)      (2,245)

         Current deferred income tax liability       $    (1,464)  $     (945)

         Noncurrent deferred tax assets:
            Alternative minimum tax credits          $         -   $       66
            State loss carryforward                          741          664
            Lease obligations                              1,691        1,532
            Other                                            368          380
                                                           2,800        2,642
         Valuation allowance                                (506)        (617)
                                                           2,294        2,025
         Noncurrent deferred tax liabilities:
            Depreciation of fixed assets                  (4,718)      (4,606)
            Pension obligations                             (330)        (347)
            Other                                           (754)        (900)
                                                          (5,802)      (5,853)

         Noncurrent deferred income tax liability    $    (3,508)  $   (3,828)

         State loss carryforwards expire October 2003 through October 2005.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 15 -Commitments and Contingencies
         Legal Proceedings
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Guarantees
         The Company remains contingently liable under leases assumed by third parties. As of October 31, 1998, the minimum annual rental under these leases amounted to approximately $1,469,000, expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

         Contingencies
         In May 1995 the Company sold its two operating locations in Pennsylvania. If the purchaser of these supermarkets ceases to operate prior to May 2000, the Company may be liable for an unfunded pension withdrawal liability. As of October 31, 1998 the potential withdrawal liability was approximately $860,000. The Company fully anticipates that the purchaser of these stores, a Wakefern member, will remain in operation throughout this period.

Note 16 -Retirement and Benefit Plans
         Defined Benefit Plans
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of October 31, 1998 and November 1, 1997, the plans' assets included common stock of the Company with a fair value of $1,167,000 and $688,000, respectively.

         A summary of the plans funded status and the amounts recognized in the consolidated balance sheet as of October 31, 1998 and November 1, 1997 follows:

                                                      October 31,  November 1,
                                                         1998         1997
         Change in benefit obligation
            Benefit obligation - beginning of year     $  (5,499)   $  (6,569)
            Service cost                                     (36)        (296)
            Interest cost                                   (404)        (466)
            Actuarial gain (loss)                           (182)       1,777
            Curtailment gain                                   -           55
            Benefit obligation - end of year              (6,121)      (5,499)

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 16 -Retirement and Benefit Plans - (continued)
         Defined Benefit Plans - (continued)
                                                      October 31,  November 1,
                                                         1998         1997
         Change in plan assets
            Fair value of plan assets - beginning of year  6,206        5,658
            Actual return on plan assets                     740          675
            Employer contributions                            94          643
            Benefits paid                                   (397)        (770)
            Fair value of plan assets - end of year        6,643        6,206

            Funded status                                    522          707

            Unrecognized prior service cost                  311          348

            Unrecognized net loss (gain) from past
             experience different from that assumed          394           84

            Unrecognized transition asset                    (21)         (26)

            Adjustment required to recognize minimum
             liability                                      (188)           -

            Prepaid pension cost                     $     1,018   $    1,113

         Pension expense consists of the following:

                                              Fiscal 1998 Fiscal 1997Fiscal 1996
         Service cost - benefits earned during
          the period                           $      36   $    296   $   308
         Interest expense on benefit obligation      404        466       445
         Expected return on plan assets             (471)      (469)     (396)
         Amortization of prior service costs          37         37         8
         Amortization of unrecognized net loss (gain)  -         43       139
         Amortization of unrecognized transition
          obligation (asset)                          (5)        (9)      (12)
         Total pension expense                 $       1   $    364   $   492

         The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 6.75% to 7.25% at October 31, 1998 and from 7.25% to 7.5% at November 1, 1997. The expected long-term rate of return on plan assets was 8% at October 31, 1998 and November 1, 1997.

         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note 16 -Retirement and Benefit Plans - (continued)
Defined Benefit Plans - (continued)
At October 31, 1998, the accumulated benefit obligation exceeded the fair value of the plans' assets in the plan covering members of one union. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 31, 1998 a liability of $188,000 is included in other long-term liabilities, an intangible asset equal to the prior service cost of $53,000 is included in other assets, and a charge of $81,000 net of deferred taxes of $54,000 is reflected as a minimum pension liability in stockholders' equity in the Consolidated Balance Sheet.

Multi-Employer Plans

Health, welfare and retirement expense was approximately $7,804,000 in fiscal 1998, $6,354,000 in fiscal 1997 and $6,036,000 in fiscal 1996 under plans covering union employees. Such plans are administered through the unions involved. Under Federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans (see Note 15).

401(k)/Profit Sharing Plan

The Company maintains an employee 401(k) Savings Plan for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 15% of compensation. Effective October 1, 1997, the Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2% for fiscal year 1998. 401(k) expense for the fiscal years ended October 31, 1998 and November 1, 1997 was approximately $480,000 and $12,000, respectively.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)


Note 17 -Other Postretirement and Postemployment Benefits
         Postretirement Benefits
         The Company provides certain current and former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October 31, 1998 and November 1, 1997, respectively. The Company purchased life insurance to partially fund this obligation. The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

         A summary of the plan's funded status and the amounts recognized in the balance sheet as of October 31, 1998 and November 1, 1997 follows:

                                                        October 31, November 1,
                                                           1998        1997
         Change in benefit obligation
            Benefit obligation - beginning of year       $ (1,309)   $ (1,240)
            Service cost                                      (39)        (18)
            Interest cost                                     (88)        (90)
            Actuarial gain (loss)                            (481)         (8)
            Benefits paid                                      42          47
            Benefit obligation - end of year               (1,875)     (1,309)

         Change in plan assets
            Fair value of plan assets - beginning of year       -           -
            Actual return on plan assets                        -           -
            Employer contributions                              -           -
            Benefits paid                                       -           -
            Fair value of plan assets - end of year             -           -

         Funded status                                     (1,875)     (1,309)

         Unrecognized prior service cost                       15          36

         Unrecognized net loss (gain) from past experience
          different from that assumed                         885         414

         Accrued postretirement benefit cost             $   (975)   $   (859)

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 17 -Other Postretirement and Postemployment Benefits - (continued) Postretirement Benefits - (continued)
         Net postretirement benefit expense consists of the following:

                                            Fiscal 1998 Fiscal 1997  Fiscal 1996
            Service cost - benefits earned
             during the period               $     39    $     18    $     16
            Interest expense on benefit obligation 88          90          83
            Expected return on plan assets          -           -           -
            Amortization of prior service costs     2           -           -
            Amortization of unrecognized net
               loss (gain)                         30    s     38          30
            Amortization of unrecognized transition
             obligation (asset)                     -           -           -

            Postretirement benefit expense   $    159    $    146    $    129

         The assumed discount rate used in determining the postretirement benefit obligation as of October 31, 1998 and November 1, 1997 was 7.25% and 7.5%, respectively.

         Postemployment Benefits
         Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of October 31, 1998 and November 1, 1997 was $359,000 and $384,000, respectively.

Note 18 -Earnings Per Share
                                            Fiscal 1998 Fiscal 1997 Fiscal 1996

         Net income                           $  1,780    $  1,064    $  1,396

         Less: preferred stock dividends             -         (57)       (136)

         Income available to common
             stockholders                     $  1,780    $  1,007    $  1,260

         Basic EPS                            $   1.59    $    .90    $   1.13
         Dilutive EPS                         $   1.59    $    .90    $   1.13

         Weighted average shares outstanding 1,117,150   1,117,150   1,118,150

Note 19- Noncash Investing and Financing Activities
         The Company was required to make an additional investment in Wakefern of $450,000 for a new store opened during fiscal 1998. In conjunction with the investment, liabilities were assumed for the same amount.

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 19- Noncash Investing and Financing Activities - (continued)
         A capital lease obligation of $12,910,000 was incurred when the Company entered into a lease for a new store in fiscal 1998.

         During fiscal 1998, the Company purchased a building in Linden, New Jersey for $606,000 and obtained financing for $1,500,000. The additional financing of $894,000 was used to purchase equipment at a later date.

         At October 31, 1998, the Company had an additional minimum pension liability of $188,000, a related intangible of $53,000 and a direct charge to equity of $81,000, net of deferred taxes of $54,000.

         A capital lease obligation of $4,184,000 was incurred when the Company entered into a lease for a store in a sale/leaseback transaction during fiscal 1997.

         During fiscal 1996, the Company acquired additional property and equipment for $13,181,000. In conjunction with the acquisition, liabilities were assumed as follows:

            Cost of property and equipment acquired             $  13,181
            Cash paid                                              (6,645)
            Liabilities assumed                                 $   6,536

         In addition, a capital lease obligation of $5,610,000 was incurred in fiscal 1996 when the Company entered into a lease for a new store.

         The Company was required to make an additional investment in Wakefern for $900,000 for the two new stores opened during fiscal 1996. In conjunction with the investment, liabilities were assumed for the same amount.

         At November 2, 1996, the additional minimum pension liability of $880,000, the related intangible of $74,000 and the direct charge to equity of $806,000 were reversed since the Company's defined benefit plans' assets exceeded the accumulated benefit obligations.

Note 20 -Year 2000
         The Company is currently working to resolve the potential impact of the Year 2000 ("Y2K") problem on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year.
         Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company is currently in the process of addressing the problem by identifying all computer-based systems and applications, including embedded chip systems, assessing the Y2K compliancy of the systems, upgrading or replacing any systems that are not currently Y2K compliant, and testing the systems. The Company is also participating in the same process with Wakefern to determine that all jointly operated systems will meet Y2K compliancy. The Company estimates that all critical systems and applications will be Y2K compliant by the end of fiscal 1999 and does not currently expect the costs of addressing and correcting the systems to have a material effect on the financial condition of the Company.

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
               (Tabular dollars in thousands, except per share amounts)

Note 20 -Year 2000 - (continued)
         The Company is also assessing the possible effects on its operations of Y2K problems of outside suppliers and services and is in the process of developing contingency plans to provide alternatives to ensure that business operations are not significantly impacted by Y2K related system failures, whether internal or external. Since the Company cannot fully anticipate the effects of noncompliance by outside suppliers and services, there could be possible failure of critical systems which could result in the interruption of the Company's operations and have a material adverse effect on the Company's financial position.

Note 21 -Unaudited Summarized Consolidated Quarterly Information
         Summarized quarterly information for the years ended October 31, 1998 and November 1, 1997 was as follows:

                                               Thirteen Weeks Ended

                                    January 31, May 2,    August 1, October 31,
                                       1998      1998       1998       1998

         Sales                      $170,231   $166,245  $176,172   $184,710
         Gross profit                 42,434     42,425    44,634     47,241
         Net income                      783        258       255        484
         Earnings available per
          basic and diluted share        .70        .23       .23        .43


                                               Thirteen Weeks Ended

                                    February 1, May 3,   August 2,  November 1,
                                       1997      1997      1997        1997

         Sales                      $163,356   $155,986  $161,128   $156,261
         Gross profit                 40,588     39,766    40,904     39,709
         Net income                      176         72       245        571
         Mandatory preferred stock
          dividend requirement           (34)       (23)        -          -
         Earnings available to common
          stock                          142         49       245        571
         Earnings available per basic
          and diluted share              .13        .04       .22        .51

Note 22 -Subsequent Events
         Effective November 19, 1998, the required investment in Wakefern increased. The maximum required investment per store was increased from $450,000 to $500,000. This resulted in a total increase in the investment in Wakefern by $1,286,000 and a related increase in the obligations due Wakefern for the same amount. The obligation is non-interest bearing and is payable over the next four years.

                                                                  Schedule II

                     FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Valuation and Qualifying Accounts
      Fiscal Years Ended October 31, 1998, November 1, 1997 and November 2, 1996
                                    (In thousands)



                                              Additions
                                Balance   Charge to Charge to            Balance
                             at beginning costs and  other               at end
   Description                  of year   expenses  accounts Deductions  of year

   Fiscal year ended
    October 31, 1998:
    Allowance for doubtful
    accounts (deducted from
    receivables and other
    current assets)           $   473    $  149    $     - $  220 (1)  $    402

   Fiscal year ended
    November 1, 1997:
    Allowance for doubtful
    accounts (deducted from
    receivables and other
    current assets)           $   665    $  120    $     - $  312 (1)  $    473

   Fiscal year ended
    November 2, 1996:
    Allowance for doubtful
    accounts (deducted from
    receivables and other
    current assets)           $   516    $  149    $     - $    -      $    665

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

   *****vii.              Amendment to the Certificate of Incorporation of the
                          Registrant dated April 4, 1996.

      *viii.              By-Laws of Registrant.

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

   ****xvi. Modification Letter to Note Purchase Agreement, dated as of June 1, 1989, between the Registrant and various Institutional Lenders.

  ****xvii.            Amendment Letter to Note Purchase Agreement, dated as
                       of August 10, 1989, between the Registrant and various
                       Institutional Lenders.

 ****xviii.            Modification Letter to Note Purchase Agreement, dated
                       as of February 5, 1992, between the Registrant and various Institutional Lenders.

     **xix. Modification Letter to Note Purchase Agreement, dated as of February 16, 1993, between the Registrant and various Institutional Lenders.

        xx. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 30, 1993, filed with the Securities and Exchange Commission on February 24, 1994.

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

   *****xxiv.          Agreement, dated as of March 29, 1996, between the
                       Registrant and Wakefern Food Corporation.

    *****xxv.          Amendment of Revolving Credit and Term Loan Agreement,
                       dated as of May 10, 1996, between the Registrant and each of the Banks which are signatory thereto.

        xxvi. Waiver and Amendment of Revolving Credit and Term Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on September 10, 1996.

       xxvii. Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 2, 1997, between the Registrant and the Financial Institution which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 3, 1997, filed with the Securities and Exchange Commission on June 16, 1997.

******xxviii.          First Amendment to Amended and Restated Revolving Credit
                       and Term Loan Agreement, dated October 28, 1997, between the Registrant and the Financial Institution which are signatory thereto.

  ******xxix.          Consent and Second Amendment to Amended and Restated
                       Revolving Credit and Term Loan Agreement and other loan documents, dated November 14, 1997, between the Registrant and the Financial Institution which are signatory thereto.

   ******xxx.          Third Amendment to Amended and Restated Revolving Credit
                       and Term Loan Agreement, dated January 15, 1998, between the Registrant and the Financial Institution which are signatory thereto.


 ***** Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 27, 1996, filed with the Securities and Exchange Commission on June 10, 1996.

 ****** Incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 1997 filed with the Securities and Exchange Commission on January 29, 1998.

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