Form 10-Q
period 1999-01-30
FOODARAMA SUPERMARKETS INC
filed 1999-03-11
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                  Washington D.C.  20549

                                      FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the Quarterly period ended January 30, 1999

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

                                                    OUTSTANDING AT
            CLASS                                    March 5,1999

         Common Stock                               1,117,150 shares
         $1 par value

                         FOODARAMA SUPERMARKETS, INC.


     PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Unaudited Consolidated Balance Sheets
                    January 30, 1999 and October 31, 1998

                    Unaudited  Consolidated  Statements  of
                    Operations  for the thirteen  weeks
                    ended January 30, 1999 and January 31, 1998

                    Unaudited Consolidated Statements of
                    Cash Flows for the thirteen weeks ended
                    January 30, 1999 and January 31, 1998

                    Notes to the Consolidated Financial Statements

          Item 2.  Management's  Discussion  and Analysis of
                   Financial  Condition and Results of Operations

     PART II. OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K

    Certain information included in this report and other Registrant filings (collectively, 'SEC filings') under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contain or may contain forward-looking information that is (i) based upon assumptions which, if changed, could produce significantly different results; or (ii) subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of certain governmental regulations and programs on the Registrant, year 2000 issues related to computer applications and competitive conditions in the marketplace in which the Registrant operates. The forward-looking statements are made as of the date of this Form 10-Q and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)
                                                January 30,       October 31,
                                                   1999              1998
                                               (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                    $ 4,729               $ 3,905
 Merchandise inventories                       40,053                37,804
 Receivables and other current assets           3,827                 3,382
 Prepaid income taxes                             924                 1,005
 Related party receivables - Wakefern           3,903                 6,860
 Related party receivables - other                143                   152

                                               53,579                53,108

Property and equipment:
 Land                                             308                   308
 Buildings and improvements                     1,220                 1,220
 Leaseholds and leasehold improvements         34,678                34,031
 Equipment                                     77,054                75,756
 Property under capital leases                 38,218                32,353

                                              151,478               143,668
 Less accumulated depreciation and
 amortization                                  68,102                65,389

                                               83,376                78,279

Other assets:
 Investments in related parties                10,992                 9,706
 Intangibles                                    4,381                 4,562
 Other                                          2,214                 2,384
 Related party receivables - Wakefern           1,416                 1,370
 Related party receivables - other                135                   158
                                               19,138                18,180

                                             $156,093              $149,567

                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.
See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)
                                                 January 30,       October 31,
                                                  1999                1998
                                                 (Unaudited)          (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   7,778          $   7,812
 Current portion of long-term debt,
  related party                                     517                211
 Current portion of obligations under
  capital leases                                    457                667
 Deferred income tax liability                    1,464              1,464
 Accounts payable:
  Related party-Wakefern                         32,691             30,525
  Others                                          6,012              6,446
 Accrued expenses                                 9,435              8,708

                                                 58,354             55,833

Long-term debt                                   16,949             20,289
Long-term debt, related party                     1,827                916
Obligations under capital leases                 35,401             29,451
Deferred income taxes                             3,592              3,508
Other long-term liabilities                       6,421              6,556

                                                 64,190             60,720

Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,627
  shares; outstanding 1,117,150 shares            1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               36,286             35,751
 Accumulated comprehensive income:
  Minimum pension liability adjustment              (81)               (81)

                                                 40,178             39,643
 Less 504,477 shares held
  in treasury, at cost                            6,629              6,629

                                                 33,549             33,014

                                              $ 156,093          $ 149,567



(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.

See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)

                                                            13 Weeks Ended

                                                       January 30,   January 31,
                                                          1999           1998

Sales                                                    $ 203,607    $ 170,231

Cost of merchandise sold                                   150,730      127,797

Gross profit                                                52,877       42,434

Operating, general and
 administrative expenses                                    50,719       40,345

Income from operations                                       2,158        2,089

Other (expense) income:
  Interest expense                                          (1,396)       ( 960)
  Interest income                                               53           58

                                                            (1,343)       ( 902)

Income before taxes                                            815        1,187

Income tax provision                                          (280)        (404)

Net income                                              $      535    $     783

Per share information:

Net income per common share, basic
 and diluted                                             $     .48    $     .70

Weighted average number of common
  shares outstanding                                     1,117,150    1,117,150

Dividends per common share                                  -0-           -0-



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                  13 Weeks Ended

                                            January 30,      January 31,
                                               1999            1998

Cash flows from operating activities:
  Net income                                    $     535    $    783
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    2,713       1,941
    Amortization, intangibles                         181         134
    Amortization, deferred financing costs            136         153
    Amortization, deferred rent escalation           (172)         66
    Deferred income taxes                              84        (100)
    (Increase) decrease in
      Merchandise inventories                      (2,249)     (1,625)
      Receivables and other current assets         (  445)     (   64)
      Prepaid income taxes                             81         392
      Other assets                                     34       1,153
      Related party receivables-Wakefern            2,911       2,594
    Increase (decrease) in
      Accounts payable                              1,732       6,002
      Other liabilities                               764         283

                                                    6,305      11,712

Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                   (1,945)     ( 890)
  Construction in progress                              -     (2,837)
  Decrease(increase) in related party
   receivables-other                                   32      (  10)

                                                   (1,913)    (3,737)
Cash flows from financing activities:
  Proceeds from issuance of debt                                 894
  Principal payments under long-term debt          (3,374)    (5,377)
  Principal payments under capital
   lease obligations                               (  125)    (  113)
  Principal payments under long-term
   debt, related party                             (   69)    (   27)

                                                   (3,568)    (4,623)

NET INCREASE IN CASH AND CASH EQUIVALENTS             824      3,352

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,905      3,678

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  4,729    $ 7,030


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending January 30, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 31, 1998 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 31, 1998.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Reporting Comprehensive Income

Effective November 1, 1998, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income'. This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There was no material impact from adopting the provisions of SFAS No. 130 in the quarter ended January 30, 1999. There were no comprehensive income items during the quarter ended January 30, 1999.

Disclosure about Segments of an Enterprise and Related Information

Effective November 1, 1998 the Registrant adopted SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. There was no material impact from adopting the provisions of SFAS No. 131 in the quarter ended January 30, 1999.

   Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity


The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement ('the Credit Agreement') with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provided for a total commitment of $31,700,000, including a revolving credit facility of up to $17,500,000 and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and the Expansion Loan in the amount of $1,500,000. As of January 30, 1999 the Registrant owed $4,500,000 on Term Loan C, $1,360,000 on the Stock Redemption Facility and $1,325,000 on the Expansion Loan. Term Loan C and the Stock Redemption Loan are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization, with a final payment of $462,500 payable December 1, 2004. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ('LIBOR') plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters will require the maintenance of a debt service coverage ratio.

The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of January 30, 1999.

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage
Ratio                    Not less than 1.00 to 1.00     .54 to 1.00

Although the Debt Service Coverage Ratio (the 'Ratio') is below the level required by the Credit Agreement, the Credit Agreement provides a second criteria, if the Ratio is not met, before a default is deemed to have occurred. Under this criteria, at all times when the Ratio is less than 1.00 to 1.00, the amount available and undrawn on the revolving credit facility must equal or exceed $2,500,000 which, in turn will mean that in order to remain in compliance with this covenant, the Registrant cannot borrow the last $2,500,000 of funds available under the revolving credit facility. This borrowing limitation was exceeded once in the quarter ended January 30, 1999. This non-compliance with the covenant was waived. After giving effect to this restriction on borrowing, the Registrant had $8,543,000 of available credit at January 30, 1999, under its revolving credit facility.

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

The Task Force is participating with Wakefern Food Corporation ('Wakefern') in the inventory and assessment of jointly operated store systems for Y2K readiness. The Task Force and Wakefern, where involved, have identified all computer-based systems and applications (including embedded chip systems) the Registrant uses or that affect its operations that might not be Y2K compliant. Those systems and equipment which are not Y2K compliant have been, or will be, modified, reprogrammed or replaced. The Registrant estimates that all critical systems and applications will be Y2K compliant by the fourth quarter of fiscal 1999. The costs related to the Y2K project are included in the normal operating and capital budgets of both the Registrant's and Wakefern's Information Technology Departments' budgets and should not have any material effect on the Registrant's operating results.

Both the Registrant and Wakefern are in the process of developing contingency plans to provide for viable alternatives to ensure that business operations are able to continue in the event of Y2K related system failures. The most significant impacts would likely be the inability to conduct normal operations due to a power failure at store level or at Wakefern or a systems failure in the banking process either at the local, federal or electronic payment level. If the Registrant, Wakefern or third party vendors are unable to resolve these issues in a timely manner, the failure of these systems could result in the interruption of the Registrant's operations, which could have a material adverse effect on the operating results and financial condition of the Registrant.

Working Capital

At January 30, 1999, the Registrant had a working capital deficiency of $4,775,000 compared to a deficiency of $2,725,000 at October 31, 1998 and $1,575,000 at January 31, 1998.

The decline in working capital from October 31, 1998 was primarily due to the collection of $3,778,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long term borrowings.
The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:

            January 30, 1999    .92 to 1.0
            October 31, 1998    .95 to 1.0
            January 31, 1998    .97 to 1.0

Cash flows (in millions) were as follows:

                           1/30/99                 1/31/98

Operating activities...    $ 6.3                   $11.7
Investing activities...     (1.9)                   (3.7)
Financing activities...     (3.6)                   (4.6)

       Totals              $ 0.8                   $ 3.4

The Registrant had $8,543,000 of available credit, at January 30, 1999, under its revolving credit facility. The Registrant is presently renegotiating the terms and conditions of the Credit Agreement in order to more adequately meet its operating needs, scheduled capital expenditures and debt service for the balance of fiscal 1999 and for periods thereafter.

For the 13 weeks ended January 30, 1999 depreciation was $2,713,000 while capital expenditures totaled $1,945,000, compared to $1,941,000 and $1,496,000 respectively in the prior year period. The increase in depreciation was caused by the addition of two new locations and one additional capital lease in fiscal 1998 and the modification of a capital lease in fiscal 1999.


Results of Operations    (13 weeks ended January 30, 1999 compared to 13
                          weeks ended January 31, 1998)

Sales:

Same store sales from the nineteen stores in operation in both periods increased 8.0%. Sales for the current period totaled $203.6 million as compared to $170.2 million in the prior year period. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current period contributed to this increase. Sales for the current quarter included the operations of two new locations opened in February and August 1998. The location opened in February 1998 replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales increased to 26.0% of sales compared to 24.9% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.4 million in the current period compared to $1.1 million in the prior year period. Gross profit improved as a result of improved product mix, increased patronage dividends, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.9% versus 23.7% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased 1.78% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .13%. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. These increases were partially offset by decreases in labor and related fringe benefits of .29%, corporate administrative expense of .28% and an increase in miscellaneous income of .14%.

Interest Expense:

Interest expense increased to $1,396,000 from $960,000, while interest income was $53,000 compared to $58,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, since January 31, 1998 partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in both the current and prior year periods based on the expected effective tax rate.

Net Income:

Net income was $535,000 in the current year period compared to $783,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $5,016,000 as compared to $4,383,000 in the prior year period. Net income per common share, both basic and diluted, was $.48 in the current period compared to $.70 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in the both periods.

                                        PART II


                                     OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                         Exhibit (27) - Financial Data Schedule


                 (b)     No reports on Form 8-K were required to
                            be filed for the 13 weeks ended
                            January 30, 1999

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FOODARAMA SUPERMARKETS, INC.

                                                      (Registrant)


Date:  March 11, 1999                          /S/    MICHAEL SHAPIRO
                                                      (Signature)
                                               Michael Shapiro
                                               Senior Vice President
                                               Chief Financial Officer


Date:  March 11, 1999                          /S/   JOSEPH C. TROILO
                                                      (Signature)
                                               Joseph C. Troilo
                                               Senior Vice President
                                               Principal Accounting Officer