Form 10-Q
period 1999-05-01
FOODARAMA SUPERMARKETS INC
filed 1999-06-11
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                               FORM 10-Q


                 Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly period ended May 1, 1999


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

       CLASS                                         June 4,1999


    Common Stock                                    1,117,150 shares
    $1 par value

                          FOODARAMA SUPERMARKETS, INC.


          PART I.   FINANCIAL INFORMATION

                 Item 1.          Financial Statements


                                  Unaudited Consolidated Balance Sheets
                                  May 1, 1999 and October 31, 1998

                                  Unaudited Consolidated  Statements of
                                  Operations  for  the  thirteen  weeks
                                  ended May 1, 1999 and May 2, 1998

                                  Unaudited Consolidated  Statements of
                                  Operations  for the  twenty six weeks
                                  ended May 1, 1999 and May 2, 1998

                                  Unaudited Consolidated  Statements of
                                  Cash  Flows for the  twenty six weeks
                                  ended May 1, 1999 and May 2, 1998


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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

                                                    May 1,           October 31,
                                                     1999              1998

                                                (Unaudited)             (1)
ASSETS

Current assets:

 Cash and cash equivalents                               $  3,980       $  3,905
 Merchandise inventories                                   39,311         37,804
 Receivables and other current assets                       4,002          3,382
 Prepaid income taxes                                         890          1,005
 Related party receivables - Wakefern                       4,438          6,860
 Related party receivables - other                            130            152
                                                         --------       --------

                                                           52,751         53,108
                                                         --------       --------


Property and equipment:

 Land                                                         308            308
 Buildings and improvements                                 1,220          1,220
 Leaseholds and leasehold improvements                     34,890         34,031
 Equipment                                                 78,735         75,756
 Property under capital leases                             38,218         32,353
                                                         --------       --------

                                                          153,371        143,668

 Less accumulated depreciation and

 amortization                                              70,852         65,389
                                                         --------       --------

                                                           82,519         78,279
                                                         --------       --------


Other assets:

 Investments in related parties                            10,992          9,706
 Intangibles                                                4,200          4,562
 Other                                                      2,854          2,384
 Related party receivables - Wakefern                       1,462          1,370
 Related party receivables - other                            117            158
                                                         --------       --------
                                                           19,625         18,180
                                                         --------       --------

                                                         $154,895       $149,567
                                                         ========       ========


                                                                  (continued)


(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands except share data)

                                                 May 1,          October 31,
                                                 1999              1998

                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Current portion of long-term debt            $  15,554          $   7,812
 Current portion of long-term debt,
  related party                                     517                211
 Current portion of obligations under
  capital leases                                    468                667
 Deferred income tax liability                    1,464              1,464

 Accounts payable:

  Related party-Wakefern                         28,514             30,525
  Others                                          6,926              6,446
 Accrued expenses                                 9,620              8,708
                                              ---------          ---------

                                                 63,063             55,833
                                              ----------         ----------

Long-term debt                                   10,741             20,289
Long-term debt, related party                     1,701                916
Obligations under capital leases                 35,280             29,451
Deferred income taxes                             3,634              3,508
Other long-term liabilities                       6,550              6,556
                                              ----------         ----------

                                                 57,906             60,720
                                              ----------         ----------


Shareholders' equity:
 Common stock, $1.00 par; authorized

   2,500,000 shares; issued 1,621,627 shares;
   Outstanding 1,117,150 shares                   1,622              1,622
  Capital in excess of par                        2,351              2,351
  Retained earnings                              36,663             35,751
  Accumulated comprehensive income:
   Minimum pension liability adjustment             (81)               (81)
                                              ---------          ---------
                                                 40,555             39,643

 Less 504,477 shares held in treasury,

 at cost                                          6,629              6,629
                                              ----------         ---------
                                                 33,926             33,014
                                              ----------         ---------

                                              $ 154,895          $ 149,567
                                              ==========         =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                        13 Weeks Ended


                                                      May 1          May 2,
                                                       1999           1998
                                                   -----------    ------------

Sales                                             $   195,420       $   166,245

Cost of merchandise sold                              143,696           123,820
                                                  -----------       -----------

Gross profit                                           51,724            42,425


Operating, general and

 administrative expenses                               49,835            41,304
                                                  -----------       -----------

Income from operations                                  1,889             1,121
                                                  -----------       -----------


Other (expense) income:

    Interest expense                                   (1,420)             (889)
    Interest income                                        98               159
                                                  -----------       -----------
                                                       (1,322)             (730)
                                                  -----------       -----------

Income before taxes                                       567               391

Income tax provision                                     (190)             (133)
                                                  -----------       -----------


Net income                                        $       377       $       258
                                                  ===========       ===========


Per share information:

Net income per common share,

  basic and diluted                               $       .34       $       .23
                                                  ===========       ===========


Weighted average number of common

  shares outstanding                                1,117,150         1,117,150
                                                  ===========       ===========


Dividends per common share                                -0-               -0-



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                            26 Weeks Ended

                                                      May 1,         May 2,
                                                       1999           1998
                                                    -----------    ------------


Sales                                             $   399,027       $   336,476

Cost of merchandise sold                              294,426           251,617
                                                  -----------       -----------

Gross profit                                          104,601            84,859


Operating, general and

 administrative expenses                              100,554            81,649
                                                  -----------       -----------

Income from operations                                  4,047             3,210
                                                  -----------       -----------


Other (expense) income:

    Interest expense                                   (2,816)           (1,849)
    Interest income                                       151               217
                                                  -----------       -----------
                                                       (2,665)           (1,632)

Income before taxes                                     1,382             1,578

Income tax provision                                     (470)             (537)
                                                  -----------       -----------

Net income                                        $       912       $     1,041
                                                  ===========       ===========


Per share information:

Net income per common share,

  basic and diluted                               $       .82       $       .93
                                                  ===========       ===========


Weighted average number of common
  shares outstanding                                1,117,150         1,117,150
                                                  ===========       ===========

Dividends per common share                                -0-               -0-


See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)
                                                     26 Weeks Ended


                                                    May 1,      May 2,
                                                     1999        1998


Cash flows from operating activities:

  Net income                                    $     912    $  1,041
  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                    5,463       3,879
    Amortization, intangibles                         362         269
    Amortization, deferred financing costs            212         326
    Amortization, deferred rent escalation         (  131)        133
    Deferred income taxes (benefit)                   126        (135)
    (Increase) decrease in
      Merchandise inventories                      (1,507)     (2,471)
      Receivables and other current assets         (  620)     (  252)
      Prepaid income taxes                            115         312
      Other assets                                 (  682)        702
      Related party receivables-Wakefern            2,330       2,086

    Increase (decrease) in

      Accounts payable                             (1,531)      4,930
      Other liabilities                             1,037         544
                                                 ---------   ---------

                                                    6,086      11,364


Cash flows from investing activities:
  Cash paid for the purchase of property

   and equipment                                   (3,311)     (7,492)
  Cash paid for construction in progress                       (1,000)
  Decrease(increase) in related party
   receivables-other                                   63      (   64)
                                                 ----------  ---------

                                                   (3,248)     (8,556)


Cash flows from financing activities:

  Proceeds from issuance of debt                    1,663       3,894
  Principal payments under long-term debt          (3,996)     (6,194)
  Principal payments under capital
   lease obligations                               (  235)     (  207)
  Principal payments under long-term
   debt, related party                             (  195)     (   40)
                                                 ---------   ---------

                                                   (2,763)     (2,547)

NET INCREASE IN CASH AND CASH EQUIVALENTS              75         261

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,905       3,678
                                                 ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  3,980    $  3,939
                                                 ========-   =========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation


The unaudited Consolidated Financial Statements as of or for the period ending May 1, 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 31, 1998 has been taken from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 31, 1998.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.


These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Reporting Comprehensive Income


Effective November 1, 1998, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There was no material impact from adopting the provisions of SFAS No. 130 in the quarter ended May 1, 1999. There were no comprehensive income items during the quarter ended May 1, 1999.


Disclosure about Segments of an Enterprise and Related Information


Effective November 1, 1998 the Registrant adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. There was no material impact from adopting the provisions of SFAS No. 131 in the quarter ended May 1, 1999.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity


The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provided for a total commitment of $34,200,000, including a revolving credit facility of up to $20,000,000 (increased from $17,500,000 on March 15, 1999) and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and the Expansion Loan in the amount of $1,500,000. As of May 1, 1999 the Registrant owed $3,500,000 on Term Loan C, $1,275,000 on the Stock Redemption Facility and $1,287,500 on the Expansion Loan. Term Loan C and the Stock Redemption Facility are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization, with a final payment of $462,500 payable December 1, 2004. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will require the maintenance of a debt service coverage ratio.


The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of May 1, 1999.

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage

Ratio                    Not less than 1.00 to 1.00     .71 to 1.00

Although the Debt Service Coverage Ratio (the "Ratio") is below the level required by the Credit Agreement, the Credit Agreement provides a second criteria, if the Ratio is not met, before a default is deemed to have occurred. Under this criteria, at all times when the Ratio is less than 1.00 to 1.00, the amount available and undrawn on the revolving credit facility must equal or exceed $2,500,000 which, in turn will mean that in order to remain in compliance with this covenant, the Registrant cannot borrow the last $2,500,000 of funds available under the revolving credit facility. After giving effect to this restriction on borrowing, the Registrant had $8,021,000 of available credit at May 1, 1999, under its revolving credit facility.

No cash dividends have been paid on the Common Stock since 1979, and the Registrant has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Registrant's Common Stock.

Year 2000

In 1997, the Registrant appointed a year 2000 task force (the "Task Force") to review all aspects of the Registrant's operations relating to Year 2000 ("Y2K") issues. The Task Force reports to the Registrant's Chief Financial Officer and is staffed primarily with representatives of the Registrant's Information Technology and Store Systems departments. Reports are made regularly to the Registrant's Board of Directors.

The Task Force is participating with Wakefern Food Corporation ("Wakefern") in the inventory and assessment of jointly operated store systems for Y2K readiness. The Task Force and Wakefern, where involved, have identified all computer-based systems and applications (including embedded chip systems) the Registrant uses or that affect its operations that might not be Y2K compliant. Those systems and equipment which are not Y2K compliant have been, or will be, modified, reprogrammed or replaced. The Registrant estimates that all critical systems and applications will be Y2K compliant by the fourth quarter of fiscal 1999. The costs related to the Y2K project are included in the normal operating and capital budgets of both the Registrant's and Wakefern's Information Technology Departments' budgets and should not have any material effect on the Registrant's operating results.

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

Working Capital


At May 1, 1999, the Registrant had a working capital deficiency of $10,312,000 compared to a deficiency of $2,725,000 at October 31, 1998 and $2,532,000 at May 2, 1998.

The decline in working capital from October 31, 1998 was primarily due to the reclassification of the Revolving Note from long term to current debt. This reclassification was necessary since the loan facility matures in less than one year.

The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.


Working capital ratios were as follows:


May 1, 1999         .84 to 1.0
October 31, 1998    .95 to 1.0
May 2, 1998         .95 to 1.0



Cash flows (in millions) were as follows:


                          5/01/99                 5/02/98

Operating activities...    $ 6.1                   $11.4
Investing activities...     (3.2)                   (8.6)
Financing activities...     (2.8)                   (2.5)
                           ------                  ------
       Totals              $ 0.1                   $ 0.3
                           ======                  ======

The Registrant had $8,021,000 of available credit, at May 1, 1999, under its revolving credit facility. The March 15, 1999 amendment to the revolving credit facility increasing the amount available thereunder from $17,500,000 to $20,000,000 is expected to provide the Registrant with working capital adequate to meet its needs for the balance of the fiscal year. The Registrant is presently negotiating the terms and conditions of a new credit agreement with several financial institutions. A new credit facility is expected to allow the Registrant to more adequately meet its operating needs, scheduled capital expenditures and debt service during fiscal 2000 and thereafter.

For the twenty six weeks ended May 1, 1999 depreciation was $5,463,000 while capital expenditures totaled $3,838,000, compared to $3,879,000 and $8,098,000 respectively in the prior year period. The increase in depreciation was caused by the addition of two new locations and one additional capital lease in fiscal 1998 and the modification of a capital lease in fiscal 1999.


Results of Operations  (13 weeks ended May 1, 1999 compared to
                        13 weeks ended May 2, 1998)


Sales:

Same store sales from the nineteen stores in operation in both periods increased 9.4%. Sales for the current period totaled $195.4 million as compared to $166.2 million in the prior year period. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current period contributed to this increase. Sales for the current quarter included the operations of two new locations opened in February and August 1998. The location opened in February 1998 replaced an older, smaller store.

Gross Profit:


Gross profit as a percent of sales increased to 26.5% of sales compared to 25.5% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.3 million in the current period compared to $1.2 million in the prior year period. Gross profit improved as a result of improved product mix, increased patronage dividends, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations.


Operating Expenses:


Operating, general and administrative expenses as a percent of sales were 25.5% versus 24.8% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased 1.66% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .11%. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. These increases were partially offset by decreases in labor and related fringe benefits of .35%, supplies of .15%, occupancy of
 .09%, pre-store opening costs of .17%, corporate administrative expense of .13% and an increase in miscellaneous income of .09%.


Interest Expense:


Interest expense increased to $1,420,000 from $889,000, while interest income was $98,000 compared to $159,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, since May 2, 1998 partially offset by a decrease in the average interest rate paid on debt.


Income Taxes:

An income tax rate of 34% has been used in both the current and prior year periods based on the expected effective tax rate.

Net Income:

Net income was $377,000 in the current year period compared to $258,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $4,937,000 as compared to $3,434,000 in the prior year period. Net income per common share was $.34 in the current period compared to $.23 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods.

Results of Operations  (26 weeks ended May 1, 1999 compared to 26 weeks ended May 2, 1998)


Sales:

Same store sales from the nineteen stores in operation in both periods increased 8.7%. Sales for the current twenty six week period totaled $399.0 million as compared to $336.5 million in the prior year period. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current period contributed to this increase. Sales for the current twenty six week period included the operations of two new locations opened in February and August 1998. The location opened in February 1998 replaced an older, smaller store.


Gross Profit:


Gross profit as a percent of sales increased to 26.2% of sales compared to 25.2% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.7 million in the current period compared to $2.3 million in the prior year period. Gross profit improved as a result of improved product mix, increased patronage dividends, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations.


Operating Expenses:


Operating, general and administrative expenses as a percent of sales were 25.2% versus 24.3% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased 1.62% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .12%. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. These increases were partially offset by decreases in labor and related fringe benefits of .32%, supplies of .09%, occupancy of
 .05%, pre-store opening costs of .09%, corporate administrative expense of .19% and an increase in miscellaneous income of .12%.



Interest Expense:

Interest expense increased to $2,816,000 from $1,849,000, while interest income was $151,000 compared to $217,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, since May 2, 1998 partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in both the current and prior year periods based on the expected effective tax rate.

Net Income:


Net income was $912,000 in the current year period compared to $1,041,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $9,953,000 as compared to $7,817,000 in the prior year period. Net income per common share, both basic and diluted, was $.82 in the current period compared to $.93 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in the both periods.

                                     PART II


                                OTHER INFORMATION



             Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                           Exhibit (27) - Financial Data Schedule.
                           Exhibit (99) - Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement dated March 11, 1999 and amended Schedule 2.01 and the Second Amended and Restated Revolving Note Exhibit A thereto.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended May 1, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FOODARAMA SUPERMARKETS, INC.

                                                          (Registrant)


Date:   June 11, 1999                              /S/    MICHAEL SHAPIRO
                                                   -----------------------------
                                                           (Signature)

                                                   Michael Shapiro
                                                   Senior Vice President
                                                   Chief Financial Officer



Date:   June 11, 1999                              /S/   JOSEPH C. TROILO
                                                   -----------------------------
                                                          (Signature)

                                                   Joseph C. Troilo
                                                   Senior Vice President
                                                   Principal Accounting Officer

                                   EXHIBIT 99

                                    HELLER FINANCIAL, INC.
                                    500 West Monroe Street
                                   Chicago, Illinois 60661

                                                   March ___, 1999

Foodarama Supermarkets, Inc.
922 Highway 33, Building 6, Suite 1
Freehold, New Jersey 07728

Gentlemen:

        Reference is made to that certain Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 2, 1997 (as amended, restated, modified or supplemented from time to time, the "Loan Agreement") by and among FOODARAMA SUPERMARKETS, INC. ("Foodarama"), NEW LINDEN PRICE RITE, INC., SHOP RITE OF READING, INC., SHOP RITE OF MALVERNE, INC., HELLER FINANCIAL, INC. ("Heller"), the various other financial institutions named therein or which hereafter become a party thereto (Heller and such other financial institutions, collectively, the "Lenders") and Heller as agent for the Lenders (Heller in such capacity, "Agent"). All capitalized terms used herein shall have the meanings ascribed thereto in the Loan Agreement.

        You have requested that Agent, on behalf of Lenders, increase the amount of the revolving credit facility under the Loan Agreement, and Agent, on behalf of Lenders is willing to do so on the terms and conditions set forth herein.

        Subject to Agent's receipt of (a) the Second Amended and Restated Revolving Credit Note (the "Amended Note") duly executed by Borrowers, and (b) resolutions of each Borrower duly authorizing the execution, delivery and performance of the transactions contemplated by this letter agreement, which resolutions shall be certified by the Secretary or Assistant Secretary of such Borrower, the parties hereto agree that the Loan Agreement is hereby amended as follows:

        (a) Schedule 2.01 is hereby replaced with Schedule 2.01 to this letter agreement; and

        (b) Exhibit A is hereby replaced with Exhibit A to this letter agreement.

        Except as expressly provided herein, the execution, delivery and effectiveness of this letter shall not operate as a waiver of any right, power or remedy of Agent or any Lender, nor constitute a waiver of any provision of the Loan Agreement, the Loan Documents or any other documents, instruments or agreements executed and/or delivered thereunder or in connection therewith and the Loan Agreement, the Loan Documents and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

        This letter may be executed by the parties hereto in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same agreement.

        By its signature below, each Borrower hereby represents and warrants to Agent and Lenders that (a) it has the requisite corporate power to execute, deliver and perform its obligations under this letter, to borrow the additional loans under the revolving credit facility and to execute and deliver the Amended Note and (b) no consent of any Person (including any party to an intercreditor, subordination or similar agreement) is necessary in order for such Borrower to execute, deliver and perform its obligations under this letter or the Amended Note.

        If you are in agreement with the foregoing, kindly execute and have the other Borrowers and Guarantors execute this letter in the space provided below and return same to the undersigned.

                               Sincerely,

                               HELLER FINANCIAL, INC., as Agent and as a Lender

                               By:______________________
                                  Name:
                                  Title:

CONSENTED AND AGREED TO:

FOODARAMA SUPERMARKETS, INC., as
Parent and as Guarantor

By:_____________________________
    Name:
    Title:

NEW LINDEN PRICE RITE, INC., as
Borrower and as Guarantor

By:_____________________________
    Name:
    Title:

SHOP RITE OF READING, INC., as
Borrower and as Guarantor

By:_____________________________
    Name:
    Title:

SHOP RITE OF MALVERNE, INC., as
Guarantor

By:_____________________________
    Name:
    Title:

                                        Schedule 2.01


Heller Financial, Inc., as Agent


        Revolving Loan Commitment:          $20,000,000
        Term Loan Commitment:               $11,000,000
        Stock Redemption Facility:                 $ 1,700,000

                                    Exhibit A

                   SECOND AMENDED AND RESTATED REVOLVING NOTE


$20,000,000                                                  New York, New York
                                                             March ___, 1999


        FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), and SHOP RITE OF READING, INC., a
Pennsylvania corporation ("Reading", and together with New Linden, each a "Maker" and collectively, the "Makers"), jointly and severally, hereby promise to pay to the order of HELLER FINANCIAL, INC. (the "Lender"), at the office of HELLER FINANCIAL, INC. (the "Agent"), 500 West Monroe Street, Chicago, Illinois 60661, on the Termination Date as defined in the Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 2, 1997 among the Makers, Foodarama Supermarkets, Inc., a New Jersey corporation, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of TWENTY MILLION DOLLARS AND NO CENTS ($20,000,000) or the aggregate unpaid principal amount of all Revolving Loans from the Lender pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

        This Revolving Note amends and restates in its entirety and is given in substitution for (but not satisfaction of) that certain Amended and Restated Revolving Note in the original principal amount of $17,500,000. The obligations evidenced by this Revolving Note including obligations outstanding under the Credit Agreement immediately prior to the issuance of this Revolving Note (including, without limitation accrued and unpaid interest and fees under the Credit Agreement as of the date hereof), which continue to be outstanding, and the issuance of this Revolving Note does not evidence or cause a repayment or novation with respect to such obligations.

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

        This Revolving Credit Note is one of the Notes referred to in the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.


                                            NEW LINDEN PRICE RITE, INC.


                                            By:_________________________
                                               Name:
                                               Title:


                                            SHOP RITE OF READING, INC.


                                            By:_________________________
                                               Name:
                                               Title:

                                           Loans and Payment


                                                          Unpaid
                                                          Principal     Name of
               Amount and           Payments of           Balance of    Person
Making
Date           Type of Loan         Principal/Interest    Note    Notation