Form 10-Q
period 1999-07-31
FOODARAMA SUPERMARKETS INC
filed 1999-09-10
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             Washington D.C. 20549

                                    FORM 10-Q

                    Quarterly report pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                  For the Quarterly period ended July 31, 1999

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

                                                         OUTSTANDING AT
            CLASS                                        September 3, 1999

         Common Stock                                    1,117,150 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.


                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Balance Sheets
                                    July 31, 1999 and October 31, 1998

                                    Unaudited    Consolidated    Statements   of
                                    Operations for the thirteen weeks ended July
                                    31, 1999 and August 1, 1998

                                    Unaudited    Consolidated    Statements   of
                                    Operations  for the thirty  nine weeks ended
                                    July 31, 1999 and August 1, 1998

                                    Unaudited  Consolidated  Statements  of Cash
                                    Flows for the thirty  nine weeks  ended July
                                    31, 1999 and August 1, 1998

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
                                              July 31,            October 31,
                                                1999                  1998
                                            (Unaudited)                (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $   4,176             $  3,905
 Merchandise inventories                           38,685               37,804
 Receivables and other current assets               4,326                3,382
 Prepaid income taxes                                 832                1,005
 Related party receivables - Wakefern               5,349                6,860
 Related party receivables - other                    116                  152
                                                ---------             --------

                                                   53,484               53,108
                                                ---------             --------

Property and equipment:
 Land                                                 308                  308
 Buildings and improvements                         1,220                1,220
 Leaseholds and leasehold improvements             34,891               34,031
 Equipment                                         79,647               75,756
 Property under capital leases                     38,218               32,353
 Construction in progress                           1,651                    0
                                                ---------             --------

                                                  155,935              143,668
 Less accumulated depreciation and
 amortization                                      73,543               65,389
                                                ----------            --------

                                                   82,392               78,279
                                                ----------            --------

Other assets:
 Investments in related parties                     10,992               9,706
 Intangibles                                        4,019                4,562
 Other                                              2,916                2,384
 Related party receivables - Wakefern               1,508                1,370
 Related party receivables - other                    106                  158
                                                ---------             --------

                                                   19,541               18,180
                                                ---------             --------

                                                $ 155,417             $149,567
                                                =========             ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.

See accompanying notes to the unaudited consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands - except share data)
                                                 July 31,        October 31,
                                                  1999              1998
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $  15,011          $   7,812
 Current portion of long-term debt,
  related party                                     517                211
 Current portion of obligations under
  capital leases                                    480                667
 Deferred income tax liability                    1,464              1,464
 Accounts payable:
  Related party - Wakefern                       29,238             30,525
  Others                                          7,133              6,446
 Accrued expenses                                10,343              8,708
                                              ----------         ----------

                                                 64,186             55,833
                                              ----------         ----------


Long-term debt                                    9,815             20,289
Long-term debt, related party                     1,575                916
Obligations under capital leases                 35,155             29,451
Deferred income taxes                             3,685              3,508
Other long-term liabilities                       6,654              6,556
                                              ----------         ----------

                                                 56,884             60,720
                                              ----------         ----------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,627 shares;
   Outstanding 1,117,150 shares                   1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               37,084             35,751
 Accumulated comprehensive income:
   Minimum pension liability adjustment             (81)               (81)
                                             -----------         ----------

                                                 40,976             39,643
 Less 504,477 shares held in treasury,
 at cost                                          6,629              6,629
                                              ----------         ----------

                                                 34,347             33,014
                                              ----------         ----------

                                              $ 155,417          $ 149,567
                                              ==========         ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 31, 1998.

See accompanying notes to the unaudited consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                           13 Weeks Ended

                                                      July 31,     August 1,
                                                        1999         1998

Sales                                                $  203,243     $ 176,172

Cost of merchandise sold                                150,475       131,538
                                                     -----------    ----------

Gross profit                                             52,768        44,634

Operating, general and
 administrative expenses                                 50,839        43,353
                                                     ------------   ----------

Income from operations                                    1,929         1,281
                                                     ------------   ----------

Other (expense) income:
           Interest expense                              (1,366)       (  937)
           Interest income                                   74            41
                                                     -----------    ----------

                                                         (1,292)        ( 896)
                                                     -----------    -----------

Income before taxes                                         637           385

Income tax provision                                      ( 216)        ( 130)
                                                     -----------   -----------


Net income                                          $       421     $     255
                                                    ============    ==========

Per share information:

Net income per common share, basic and
  diluted                                          $       .38     $     .23
                                                   ============    ==========

Weighted average number of common
  shares outstanding                                 1,117,150     1,117,150
                                                  ============   ===========

Dividends per common share                              -0-           -0-


See accompanying notes to the unaudited consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations - Unaudited
(in thousands - except share data)
                                                           39 Weeks Ended

                                                      July 31,       August 1,
                                                        1999            1998
                                                     ----------       ---------

Sales                                                $ 602,270       $ 512,648

Cost of merchandise sold                               444,901         383,155
                                                     ----------       ---------

Gross profit                                           157,369         129,493

Operating, general and
 administrative expenses                               151,393         125,002
                                                     -----------     ----------

Income from operations                                   5,976           4,491
                                                     -----------     ----------

Other (expense) income:
         Interest expense                               (4,182)         (2,786)
         Interest income                                   225            258
                                                     ----------      ---------

                                                        (3,957)         (2,528)

Income before taxes                                      2,019           1,963

Income tax provision                                    (  686)         (  667)
                                                    -----------      ----------


Net income                                         $     1,333       $   1,296
                                                  ============      ==========

Per share information:

Net income per common share, basic and
  diluted                                         $      1.19       $    1.16
                                                 ============      ==========

Weighted average number of common
  shares outstanding                                1,117,150       1,117,150
                                                 ============    ============

   Dividends per common share                          -0-             -0-


See accompanying notes to the unaudited consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Unaudited
(in thousands)                                           39 Weeks Ended

                                                   July 31,1999   August 1,1998
Cash flows from operating activities:
  Net income                                       $   1,333       $  1,296
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        8,154          5,868
   Amortization, intangibles                             543            403
   Amortization, deferred financing costs                254            478
   Amortization, deferred rent escalation             (   89)           200
   Deferred income taxes (benefit)                       177         (  170)
   (Increase) decrease in
     Merchandise inventories                          (  881)        (1,968)
     Receivables and other current assets             (  944)           768
     Prepaid income taxes                                173            140
     Other assets                                     (  786)           263
     Related party receivables-Wakefern                1,373          1,343
   Increase (decrease) in
     Accounts payable                                 (  600)         5,726
     Other liabilities                                 1,822            421
                                                    ---------       --------

                                                      10,529         14,768
Cash flows from investing activities:
   Cash paid for the purchase of property
    and equipment                                     (4,224)       ( 8,474)
   Cash paid for construction in progress             (1,651)       ( 4,214)
   Decrease (increase) in related party
    receivables-other                                     88        (    24)
                                                    ---------      ---------

                                                      (5,787)       (12,712)
Cash flows from financing activities:
   Proceeds from issuance of debt                      2,096          3,894
   Principal payments under long-term debt            (5,898)       ( 5,615)
   Principal payments under capital
    lease obligations                                 (  348)       (   326)
   Principal payments under long-term debt,
    related party                                     (  321)       (    53)
                                                    ---------      ---------

                                                      (4,471)       ( 2,100)
                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        271        (    44)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,905          3,678
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  4,176       $  3,634
                                                    ========       ========



See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ended July 31, 1999, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date. In the opinion of the management of the Registrant, all adjustments (consisting only of normal recurring accruals) which the Registrant considers necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended October 31, 1998.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2    Adoption of Accounting Standards

Reporting Comprehensive Income

Effective November 1, 1998, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There was no material impact from adopting the provisions of SFAS No. 130 in the quarter ended July 31, 1999. There were no comprehensive income items during the quarter ended July 31, 1999.

Disclosure about Segments of an Enterprise and Related Information

Effective November 1, 1998 the Registrant adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. There was no material impact from adopting the provisions of SFAS No. 131 in the quarter ended July 31, 1999.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Registrant is a party to an Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with one financial institution. The Credit Agreement is secured by substantially all of the Registrant's assets and provided for a total commitment of $34,200,000, including a revolving credit facility of up to $20,000,000 (increased from $17,500,000 on March 15, 1999) and term loans referred to as Term Loan C in the amount of $11,000,000, the Stock Redemption Facility in the amount of $1,700,000 and the Expansion Loan in the amount of $1,500,000. As of July 31, 1999 the Registrant owed $2,500,000 on Term Loan C, $1,190,000 on the Stock Redemption Facility and $1,250,000 on the Expansion Loan. Term Loan C and the Stock Redemption Facility are to be paid quarterly through December 31, 1999 with final payments of $500,000 and $1,020,000, respectively, on February 15, 2000. The revolving credit facility also matures February 15, 2000 and the Expansion Loan is payable in monthly installments over its seven year term based on a ten year amortization, with a final payment of $462,500 payable December 1, 2004. Interest rates are fixed on Term Loan C and the Stock Redemption Facility at 8.38% and on the Expansion Loan at 9.18%. The interest rate on the revolving credit facility floats at the Base Rate (defined below) plus .25%. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Registrant has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.25% to determine the interest rate on the revolving credit facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will require the maintenance of a debt service coverage ratio.

The Registrant's compliance with the major financial covenant under the Credit Agreement was as follows as of July 31, 1999.
                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)

Debt Service Coverage
Ratio                    Not less than 1.00 to 1.00     .80 to 1.00

Although the Debt Service Coverage Ratio (the "Ratio") is below the level required by the Credit Agreement, the Credit Agreement provides a second criteria, if the Ratio is not met, before a default is deemed to have occurred. Under this criteria, at all times when the Ratio is less than 1.00 to 1.00, the amount available and undrawn on the revolving credit facility must equal or exceed $2,500,000 which, in turn will mean that in order to remain in compliance with this covenant, the Registrant cannot borrow the last $2,500,000 of funds available under the revolving credit facility. After giving effect to this restriction on borrowing, the Registrant had $7,588,000 of available credit at July 31, 1999, under its revolving credit facility.

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

The Task Force is participating with Wakefern Food Corporation ("Wakefern") in the inventory and assessment of jointly operated store systems for Y2K readiness. The Task Force and Wakefern, where involved, have identified all computer-based systems and applications (including embedded chip systems) the Registrant uses or that affect its operations that might not be Y2K compliant. Those systems and equipment which were not Y2K compliant have been, or will be, modified, reprogrammed or replaced. The Registrant believes that all critical systems and applications are now Y2K compliant. The costs related to the Y2K project are included in the normal operating and capital budgets of the Information Technology Departments of both the Registrant and Wakefern and have not had and are not expected to have any material effect on the Registrant's operating results.

Both the Registrant and Wakefern are in the process of developing contingency plans to provide viable alternatives to assure that business operations are able to continue in the event of Y2K related system failures. Certain of the Registrant's departments, including information technology, loss prevention, maintenance and merchandising, have reviewed their internal procedures and, as necessary or appropriate, amended these procedures to include contingency plans to minimize any potential adverse impact of Y2K related system failures. In addition, the Registrant and Wakefern have developed various contingency plans with their critical suppliers and vendors to assure continuation of normal business operations in the year 2000. These contingency plans include alternate means of communication, manual operation of various systems and increasing levels of inventory of various products. The Registrant and Wakefern will continue to finalize the implementation of contingency plans during the balance of 1999. The most significant impacts would likely be the inability to conduct normal operations due to a power failure at store level or at Wakefern or a systems failure in the banking process either at the local, federal or electronic payment level. If the Registrant, Wakefern or third party vendors are unable to resolve these issues in a timely manner, the failure of these systems could result in the interruption of the Registrant's operations, which could have a material adverse effect on the operating results and financial condition of the Registrant.

Working Capital

At July 31, 1999, the Registrant had a working capital deficiency of $10,702,000 compared to a deficiency of $2,725,000 at October 31, 1998 and $4,441,000 at August 1, 1998.

The decline in working capital from October 31, 1998 was primarily due to the reclassification of the indebtedness under the revolving credit facility from long term to current debt. This reclassification was necessary since the credit facility matures in less than one year.

The Registrant normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

July 31, 1999       .83 to 1.0
October 31, 1998    .95 to 1.0
August 1, 1998      .91 to 1.0


Cash flows (in millions) were as follows:

                                       39 Weeks Ended
                            7/31/99                 8/01/98

Operating activities...      $10.6                   $14.8
Investing activities...       (5.8)                  (12.7)
Financing activities...       (4.5)                  ( 2.1)
                             ------                  ------
       Totals                $ 0.3                   $ 0.0
                             ======                  ======

The Registrant had $7,588,000 of available credit, at July 31, 1999, under its revolving credit facility. The amount available under the credit facility is expected to provide the Registrant with working capital adequate to meet its needs through the end of the first quarter of fiscal 2000. The credit facility matures on February 15, 2000. The Registrant is presently negotiating the terms and conditions of a new credit facility with several financial institutions and anticipates that a new facility will be in place by the end of the first quarter of fiscal 2000. A new credit facility is expected to allow the Registrant to meet its operating needs, scheduled capital expenditures and debt service during fiscal 2000 and thereafter.

For the thirty nine weeks ended July 31, 1999 depreciation was $8,154,000 while capital expenditures totaled $4,751,000, compared to $5,868,000 and $9,080,000, respectively, in the prior year period. The increase in depreciation was caused by the addition of two new locations and one additional capital lease in fiscal 1998 and the modification of a capital lease in fiscal 1999.

Results of Operation     (13 weeks ended July 31, 1999 compared to 13 weeks
--------------------
                          ended August 1, 1998)


Sales:

Same store sales from the twenty stores in operation in both periods increased 8.4% in the current year period versus the prior year period. Sales for the current quarter totaled $203.2 million as compared to $176.2 million of sales in the prior year period. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current period contributed to this increase. Sales for the current quarter included the operations of one new location opened in August 1998.

Gross Profit:

Gross profit on sales increased to 26.0% of sales in the current period compared to 25.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.4 million in the current period versus $1.2 million in the prior year period. Gross profit improved as a result of improved product mix, increased patronage dividends and reduced Wakefern assessment as a percentage of sales.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 25.0% versus 24.6% in the prior year period. The increases in operating, general and administrative expenses, as a percent of sales, were due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased 1.27% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .07%. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. These increases were partially offset by decreases in labor and related fringe benefits of .13%, supplies of .06%, insurance of .04%, occupancy of .16%, pre-store opening costs of .06%, corporate administrative expense of
 .29% and an increase in miscellaneous income of .16%.

Interest Expense:

Interest expense increased to $1,366,000 from $937,000 while interest income was $74,000 compared to $41,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt, including increased capitalized lease obligations, in the thirteen weeks ended July 31, 1999 compared to the prior year period partially offset by a decrease in the average interest rate paid on this debt.

Income Taxes:

An income tax rate of 34% has been used in both the current and prior year periods based on the expected effective tax rate.

Net Income:

Net income was $421,000 in the current year period as compared to $255,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended July 31, 1999 were $4,885,000 as compared to $3,623,000 in the prior year period. Net income per common share was $.38 in the current period compared to $.23 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods.


Results of Operations (39 weeks ended July 31, 1999 compared to 39 weeks ended August 1, 1998)


Sales:

Same store sales from the nineteen stores in operation in both periods increased 8.7% in the current year period versus the prior year period. Sales for the stores in operation for the current year thirty nine week period totaled $602.3 million as compared to $512.6 million of sales from the stores operated in the prior year period. A significant increase in promotional activities, including a variety of incentive programs and double couponing, in the current period contributed to this increase. Sales for the current thirty nine week period included the operations of two new locations opened in February and August 1998. The location opened in February 1998 replaced an older, smaller store.

Gross profit:

Gross profit on sales increased to 26.1% of sales compared to 25.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $4.1 million compared to $3.5 million in the prior year period. Gross profit improved as a result of improved product mix, increased patronage dividends, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 25.1% versus 24.4% in the prior year period. The increase in operating, general and administrative expense, as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased 1.57% and other store expenses, which include debit and credit card processing fees and Wakefern support services, increased .10%. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in the Registrant's marketing area. These increases were partially offset by decreases in labor and related fringe benefits of .20%, supplies of .10%, occupancy of
 .09%, pre-store opening costs of .08%, corporate administrative expense of .23% and an increase in miscellaneous income of .13%.

Interest Expense:

Interest expense increased to $4,182,000 from $2,786,000 while interest income was $225,000 compared to $258,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt, including increased capitalized lease obligations, since August 1, 1998 partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 34% has been used in both the current and prior year periods based on the expected effective tax rate.

Net Income:

Net income was $1,333,000 in the current year period. This compares to $1,296,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $14,838,000 as compared to $11,440,000 in the prior year period. Net income per common share was $1.19 in the current period compared to $1.16 in the prior year period. Per share calculations are based on 1,117,150 shares outstanding in both periods.

                                      PART II


                                OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                     Exhibit (27) - Financial Data Schedule.


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended July 31, 1999.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FOODARAMA SUPERMARKETS, INC.
                                                            (Registrant)


Date:   September 10, 1999                            /S/ Michael Shapiro

                                                            (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President
                                                     Chief Financial Officer


Date:   September 10, 1999                            /S/ Thomas H. Flynn
                                                     --------------------------

                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer