Form 10-K
period 1999-10-30
FOODARAMA SUPERMARKETS INC
filed 2000-01-28
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-K
                          Annual Report pursuant to Section 13 or 15(d) of
                                The Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
October 30, 1999                                                 1-5745

                                    FOODARAMA SUPERMARKETS, INC.
                       (Exact name of Registrant as specified in its charter)

  New Jersey                                                       21-0717108
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                    (Address of principal executive offices)

Registrant's telephone number, including area code:               (732) 462-4700

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

                                    Yes x No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,577,000. Computation is based on the closing sales price of $20.25 per share of such stock on the American Stock Exchange on January 14, 2000.

        As of January 14, 2000, the number of shares outstanding of Registrant's Common Stock was 1,117,150.

DOCUMENTS INCORPORATED BY REFERENCE
        Information contained in the 2000 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

                                               PART I

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward- looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

Item 1.       Business

General

Foodarama Supermarkets, Inc. (the Company, which may be referred to as we, us or our), a New Jersey corporation formed in 1958, operates a chain of twenty-one supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name.

The Company has incorporated the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, salad bars, snack bars, bulk foods and pharmacies. We have also introduced many of these features into our conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, fifteen of our stores are "World Class", four are "Mini-World Class" and two are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:

                                                     Fiscal Year Ended

                                   Oct. 30, Oct. 31, Nov. 1,   Nov. 2,  Oct. 28,
                                      1999    1998     1997     1996 **   1995


Average annual sales per store
(in millions)* ..................... $ 38.1  $ 35.8   $ 31.8   $ 31.8    $ 30.9
Same store sales increase
from prior year ....................   8.01%   4.79%    1.67%    2.63%     1.62%
Total store area in square feet
(in thousands) .....................  1,195   1,195    1,080    1,080       954
Total store selling area in square
feet (in thousands) ................    895     895      808      807       710
Average total square feet per store
(in thousands) .....................     57      57       54       54        53
Average square feet of selling area
per store (in thousands) ...........     43      43       40       40        39
Annual sales per square foot of
selling area* ...................... $  893  $  832   $  788   $  789    $  784
Number of stores:
  Stores remodeled (over $500,000)        1       1        0        1         0

  New stores opened ................      0       1        0        1         0

  Stores replaced/expanded .........      0       2        0        1         0

  Stores closed/divested ...........      0       0        0        0         2

Number of stores by size (total store area):

  30,000 to 39,000 sq.ft ...........      4       4        4        4         4
  40,000 to 49,900 sq.ft ...........      3       3        4        4         4
  Greater than 50,000 sq.ft ........     14      14       12       12        10
Total stores open at period end ....     21      21       20       20        18


 * Sales for stores open less than 52 weeks have been annualized.

** Calculated on a 53 week basis. A like 52 week comparison would be $31.2 million in average sales per store and $781 in annual sales per square foot of selling area.

Store Expansion and Remodeling

We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

In fiscal year 1998, one replacement and one new store were opened in East Windsor and Bound Brook, New Jersey, respectively. Over the next three years the Company plans to open five replacement and one new store and expand two existing locations. The remodeling of one location in West Long Branch, New Jersey is substantially complete and construction has started on two replacement stores in Wall Township and North Brunswick and one new location in Branchburg. All of these stores are in Central New Jersey and will be World Class operations.

Technology

Automation and computerization are important to the Company's operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. Presently point of sale ("POS") hardware is being replaced in one half of our stores. This POS upgrade will bring all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999, and satellite communications. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the ShopRite co-branded Master Card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can be given electronic discounts, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite Master Card. We also offer Internet shopping capability through a Wakefern affiliation with Priceline.com.

We are also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout personnel and will be used in the future to train employees in other store level positions.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions.

Year 2000

The Company and Wakefern did not experience any material adverse effect on store or warehouse operations as the result of the impact of year 2000 ("Y2K") issues on our computer based systems and applications. In preparation for the new millennium all critical systems were made Y2K compliant. The costs related to the Y2K project were included in the normal operating results and capital expenditures of both the Company's and Wakefern's Information Technology Departments and did not have any material effect on the Company's operating results. The Company does not currently expect any Y2K problems to be encountered for the remainder of the year 2000 that would have a material effect on the operating results of the Company.

Industry Segment and Principal Products

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                         Fiscal Year Ended

Product Categories                         10/30/99      10/31/98       11/01/97

Groceries                                    39.9%         40.0%          40.6%
Dairy & Frozen                               16.7          16.5           16.4
Meats, Seafood & Poultry                     10.4          10.9           11.1
Non-Foods                                    10.6          10.1            9.9
Produce                                       8.3           8.5            8.3
Appetizers & Prepared Foods                   6.2           6.0            5.8
Pharmacy                                      4.2           4.0            3.8
Bakery                                        1.9           2.1            2.2
Liquor, Floral & Garden Centers               1.8           1.9            1.9
                                            100.0%        100.0%         100.0%

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Company owns a 12.3% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker and Richard J. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its shareholder members operate approximately 200 supermarkets of which Wakefern owns and operates 16 locations. Products bearing the ShopRite label accounted for approximately 15% of total sales for the fiscal year ended October 30, 1999. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

Wakefern's professional advertising staff and its advertising agency develop and place most of the Company's advertising on television, radio and in major newspapers. We are charged for these services based on various formulas which account for the estimated proportional benefits we receive. In addition, Wakefern charges us for, and provides the Company with, product and support services in numerous administrative functions. These include insurance, supplies, technical support for communications and electronic payment systems, equipment purchasing and the coordination of coupon processing. Additionally, we sublease two supermarkets from Wakefern. See Item 2. Properties.

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year.

Although Wakefern has a significant in house professional staff, it operates as a member cooperative and senior executives of the Company spend a substantial amount of their time working on Wakefern committees overseeing and directing Wakefern purchasing, merchandising and various other programs.

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name "ShopRite", we do not believe that the ownership of or rights in patents, trademarks, licenses, franchises and concessions is material to its business. The locations at which we may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $500,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $10,163,000 and $8,877,000 as of October 30, 1999 and October 31, 1998,
respectively. We also have an investment in another company affiliated with Wakefern which was $829,000 at both October 30, 1999 and October 31, 1998. See
Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week period ended October 30, 1999. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

The loss of, or material change in, our relationship with Wakefern (neither of which is considered likely) could have a significant adverse impact on the Company's business. The failure of Wakefern to fulfill its obligations or another member's insolvency or withdrawal from Wakefern could result in additional costs to the remaining members.

We also purchase products and items sold in our supermarkets from a variety of sources other than Wakefern. Neither the Company nor, to the best of our knowledge, Wakefern has experienced or anticipates experiencing any unique material difficulties in procuring products and items in adequate quantities.

Competition

The supermarket business is highly competitive. The Company competes directly with a number of national and regional chains, including A&P, Pathmark, Grand Union, Acme, Edwards and Foodtown, as well as various local chains and numerous single-unit stores. We also compete with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores. See Management's Discussion and Analysis-Results of Operations.

Many of the Company's competitors have greater financial resources and sales. As most of our competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of meat, produce, bakery, delicatessen, and prepared foods, on quality. Competition is also based on service, the location and appearance of stores and on promotion and advertising. The Company believes that its membership in Wakefern and the ShopRite brand name allow it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. We also provide clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities we service. The supermarket business is characterized by narrow profit margins, and accordingly, our viability depends primarily on our ability to maintain a relatively greater sales volume and more efficient operations than our competitors.
Regulatory and Environmental Matters

Our stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and Local regulations which regulate the discharge of materials into the environment or otherwise protect the environment, establish occupational safety and health standards and cover other matters, including the licensing of the Company's pharmacies and two liquor stores. We believe our operations are in compliance with such existing regulations and are of the opinion that compliance with the regulations has not had and will not have any material adverse effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 1999, the Company employed approximately 4,550 persons, of whom approximately 4,100 are covered by collective bargaining agreements. 72% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. The Company is a party to six collective bargaining agreements expiring on various dates from October 2000 to April 2003. The bargaining agreement with the United Food and Commercial Workers Local 1360 expired in February 1999 and has been renegotiated. The new contract expires February 2002.

By virtue of the nature of the Company's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Company's twenty one supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 19 of the Company's 21 existing supermarkets expire on various dates from 2000 through 2022. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern and one lease which expires in 2004, all leases contain renewal options ranging from 5 to 25 years. Seven leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the seven locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Five additional leases have been signed for supermarket locations, four of which will be replacements for existing stores. The terms of these leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to a lease covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Company also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey, and 50,000 square feet of space used for storage in Lakewood, New Jersey. The Company owns meat and prepared foods processing facilities in Linden, New Jersey, which is the only real property owned by us. We sold in 1997 our limited partnership interest in two real estate partnerships and financed the facility in Linden, New Jersey. In addition, we are a party to an additional nine leases for locations where we no longer conduct supermarket operations; eight of these locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Company's obligations under its prime lease. See Management's Discussion and Analysis-Financial Condition and Liquidity. See Notes 11 and 15 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

In the ordinary course of our business, we are party to various legal actions not covered by insurance. Although a possible range of loss cannot be estimated, it is the opinion of management, that settlement or resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                              Part II

Item 5.  Market for Registrant's Common Stock and Security Holder Matters

        (a) The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended October 31, 1998 and October 30, 1999.

     Fiscal Quarter Ended                           High                 Low


        January 31, 1998                           24                   18 3/4
        May 2, 1998                                43                   23 5/8
        August 1, 1998                             37                   33 1/2
        October 31, 1998                           34 5/8               31 1/2


        January 30, 1999                           32 5/8               31 1/8
        May 1, 1999                                32 1/4               26 1/2
        July 31, 1999                              30 3/8               27
        October 30, 1999                           31                   27 1/2



        (b) The approximate number of record holders of the Company's Common Stock was 370 as of January 14, 2000.

        (c) No dividends have been declared or paid with respect to the Company's Common Stock since October 1979. We are prohibited from paying dividends on our Common Stock by the Second Amended and Restated Revolving Credit and Term Loan Agreement between the Company and three financial institutions. See Management's Discussion and Analysis-Financial Condition and Liquidity. The Company has no intention of paying dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                             Year Ended

                               Oct. 30, Oct. 31,   Nov. 1,   Nov. 2,  Oct. 28,
                             1999        1998 (1)     1997    1996 (2)  1995 (3)
                             (Dollars in thousands, except per share amounts)

Income statement
data:

Sales ......................$ 799,693  $ 697,358  $ 636,731  $ 601,143 $586,477

Net income (loss) ..........$   1,945  $   1,780  $   1,064  $   1,396 $   (191)

Income (loss) per

common share ...............$    1.74  $    1.59  $     .90  $    1.13 $   (.29)

Cash dividends

per common share ...........     --         --         --         --        --

Balance sheet data (at year end):

Working capital ............$   2,507  $  (2,725) $   3,532  $   3,056 $ (4,451)

Total assets ...............$ 156,186  $ 149,567  $ 121,500  $ 124,181 $110,984

Long-term debt
(excluding current
portion) ...................$  59,604  $  50,656  $  35,918  $  41,243 $ 28,334

Common share-
holders' equity ............$  35,040  $  33,014  $  31,315  $  30,315 $ 28,672

Book value per

common share .............. $   31.37  $   29.55  $   28.03  $   27.11 $  25.64

Tangible book value

per common share .......... $   27.93  $   25.47  $   23.47  $   22.22 $  20.24


(1) The Company opened one replacement and one new location in February and August 1998, respectively. See Management's Discussion and Analysis - Results of Operations - Sales.

(2) 53 week period. The Company opened two new locations in June and July, 1996.

(3) The period presented includes the results of operations of the two Pennsylvania stores for the 30 weeks prior to their sale on May 23, 1995. The net sales of these two stores for the 30 weeks of fiscal 1995 during which they were owned by the Company were $29.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION AND LIQUIDITY

The Company was a party to a Loan Agreement (the "Credit Agreement") with one financial institution which would have terminated on February 15, 2000. On January 7, 2000 the Credit Agreement was assigned to a lending group and amended and restated (the "Amended Credit Agreement"). The Amended Credit Agreement is secured by substantially all of the Company's assets and provides for a total commitment of up to $55,000,000 including a revolving credit facility ("the Revolving Note") of up to $25,000,000, a term loan (the "Term Loan") of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Amended Credit Agreement contains certain affirmative and negative covenants which, among other matters will (i) restrict capital expenditures, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

The Amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note from $20,000,000 to $25,000,000, subject to the borrowing base limitation of 65% (previously 60%) of eligible inventory; (b) increases the Term Loan facility by $9,500,000; (c) eliminates the Stock Redemption Loan ($1,020,000) and the Expansion Loan ($1,175,000) which were part of the Credit Agreement; (d) extends the term of the Amended Credit Agreement to December 31, 2004; (e) provides for repayment of the Term Loan in quarterly installments of $500,000 each, commencing April 1, 2000 and ending on December 31, 2004; (f) provides for the payment of interest only on the outstanding balance of the Capex Loan, and an unused facility fee of .50% for the first two years of the term of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004; (g) provides for three additional financial covenants; (h) amends certain definitions; (i) increases the interest rate on the Revolving Note by
 .25% to the Base Rate (defined below) plus .50%; (j) changes the Term Loan to a floating rate loan at the Base Rate plus .75%; (k) provides for the Capex Loan to be a floating rate loan at the Base Rate plus .75%; and (l) provides for certain additional borrowing limitations over the term of the Amended Credit Agreement. Other terms and conditions of the Credit Agreement previously reported on by the Company have not been modified. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus
 .50%. Additionally, the Company may elect to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility.

The Company's compliance with the major financial covenant under the Credit Agreement was as follows as of October 30, 1999:

                                                  Actual

Financial                  Credit                 (As defined in the
Covenant                  Agreement               Credit Agreement)

Debt Service Coverage
Ratio                     Not less than 1.00 to 1.00     1.04 to 1.00

On March 30, 1999 the Company financed the purchase of $520,000 of computer equipment for all operating locations. The financing bears interest at 5.79% and is payable in monthly installments over its three year term.

On April 2, 1998 the Company financed the purchase of $3,000,000 of equipment for the new store location in East Windsor, New Jersey. The note bears interest at 7.44% and is payable in monthly installments over its seven year term.

On October 22, 1998 the Company financed the purchase of $4,000,000 of equipment for the new store location in Bound Brook, New Jersey. The note bears interest at 7.26% and is payable in monthly installments over its six year term.

On November 14, 1997 the Company borrowed $1,500,000 as part of an amendment to the Credit Agreement (the "Expansion Loan") to purchase a third building for $606,000 in the Company's meat and prepared foods processing complex, with the balance of the proceeds used for the remodeling and refurbishment of the facility. The note bore interest at 9.18% and was payable in monthly installments over its seven year term ending 2004 based on a ten year amortization. The Expansion Loan was repaid in full on January 7, 2000.

No cash dividends have been paid on the Common Stock since 1979, and we have no present intentions or ability to pay any dividends in the near future on our Common Stock. The Amended Credit Agreement does not permit the payment of any cash dividends on the Company's Common Stock.

Working Capital:

At October 30, 1999, the Company had working capital of $2,507,000 compared to a deficiency of $2,725,000 at October 31, 1998 and working capital of $3,532,000 at November 1, 1997. Working capital in fiscal 1999 increased primarily due to increases in inventory and receivables and decreases in the current portion of long term debt partially offset by increases in accounts payable. These increases were primarily due to increased sales and the impact of double coupons. Accounts receivable consist primarily of returned checks due the Company, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital in fiscal 1998 decreased primarily due to increases in accounts payable and the current portion of long term debt partially offset by increases in inventory and receivables. These increases were primarily due to increased sales from two new locations and the impact of double coupons.

Working capital in fiscal 1997 remained at approximately the same level as the prior year.

Working capital ratios were as follows:

        October 30, 1999                    1.05 to 1.00
        October 31, 1998                     .95 to 1.00
        November 1, 1997                    1.08 to 1.00

Cash flows (in millions) were as follows:

                                            1999          1998           1997

From operations.....................       $12.2      $14.9             $ 9.7
Investing activities................       ( 8.2)        (17.0)            .5
Financing activities................       ( 3.8)          2.3           (9.6)
        Totals                             $  .2         $  .2          $  .6


Fiscal 1999 capital expenditures totaled $8,261,000 with depreciation of $10,838,000 compared to $17,625,000 and $8,273,000, respectively for fiscal 1998 and $3,620,000 and $8,104,000, respectively for fiscal 1997. In fiscal 1999 long-term debt increased $3,858,000 due to the modification of a capitalized real estate lease for the expansion of the West Long Branch, New Jersey store, the financing of computer equipment purchased and financing obtained under the revolving credit facility. These increases were partially offset by cash generated by operations used to pay down existing debt.

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

In fiscal 1997 long-term debt decreased $3,981,000, using proceeds from the sale of assets under an asset redeployment program and cash generated by operations which was partially offset by financing obtained under the Stock Redemption Loan, and the capitalization of a real estate lease for the Aberdeen, New Jersey store.

The Company had $7,170,000 of available credit, at October 30, 1999, under its revolving credit facility. On January 7, 2000 the Company completed the renegotiation of the terms and conditions of the Credit Agreement. The Amended Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2000.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $799.7 million, $697.4 million and $636.7 million, respectively in fiscal 1999, 1998 and 1997. This represents an increase of 14.7 percent in 1999 and an increase of 9.5 percent in 1998. These changes in sales levels were the result of the full year of operations in fiscal 1999 of two locations opened in February and August 1998 and the impact of significantly increased promotional activities and expenditures. Comparable store sales increased 8.0% in fiscal 1999 and 4.8% in fiscal 1998. A significant increase in promotional activities, including a variety of incentive programs and double couponing, contributed to these increases.
Gross Profit:

Gross profit totaled $208.1 million in fiscal 1999 compared to $176.7 million in fiscal 1998 and $161.0 million in fiscal 1997. Gross profit as a percent of sales was 26.0% in fiscal 1999 and 25.3% in each of the fiscal years 1998 and 1997.

In fiscal 1999 gross profit improved as a result of improved product mix, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations.

In fiscal 1998 and 1997 gross profit percentage was positively affected by the continued improvement in product mix and Wakefern incentive programs for the new locations. However, this improvement was offset by price reductions instituted to combat increased competitive pressure in our marketing area.

Patronage dividends applied as a reduction of the cost of merchandise sold were $8,202,000, $7,438,000 and $6,633,000 for the last three fiscal years. This translates to 1.03%, 1.07% and 1.04% of sales for the respective periods.

                                                   Fiscal Years Ended
                                            10/30/99      10/31/98      11/01/97
                                                      (in millions)

Sales........................               $799.7        $697.4        $636.7
Gross profit.................                208.1         176.7         161.0
Gross profit percentage......                 26.0%         25.3%         25.3%



Operating, General and Administrative Expenses:

Fiscal 1999 expenses totaled $199.8 million compared to $170.6 million in fiscal 1998 and $155.9 million in fiscal 1997.

                                                   Fiscal Years Ended
                                            10/30/99      10/31/98      11/01/97
                                                      (in millions)

Sales........................               $799.7        $697.4        $636.7
Operating, General and
Administrative Expenses......                199.8         170.6         155.9
Percent of Sales.............                 25.0%         24.5%         24.5%

Operating, general and administrative expenses increased as a percent of sales when comparing fiscal 1999 to fiscal 1998. Increases in selling expense, depreciation and other store expense, which includes debit and credit card processing fees and Wakefern support services, were partially offset by decreases in labor and related fringe benefits, supplies, occupancy, pre-opening costs, corporate administrative expense and an increase in miscellaneous income. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in our marketing area. Depreciation expense increased as the result of the increase in capital expenditures from the two locations opened in fiscal 1998, a capitalized real estate lease for one of the new locations, the modification of a capitalized real estate lease for the expansion of a location and the acceleration of depreciation for several locations which will be replaced by new stores in fiscal 2000. The increase in miscellaneous income resulted from increased rental income from sub-tenants within our stores and an increase in coupon handling income from the additional coupon volume related to double couponing. The increase in other store expense results primarily from an increase in the percentage of sales paid for with debit and credit cards and increased costs related to these types of payments. Decreases in fixed and semi-variable expenses were the result of the increase in comparable store sales. As a percentage of sales, selling expense increased 1.25%, depreciation increased

 .17% and other store expense increased .09%. These increases were partially offset by decreases in labor and related fringe benefits of .17%, supplies of
 .07%, occupancy of .30%, pre-opening costs of .10%, corporate administrative expense of .17% and an increase in miscellaneous income of .14%. There were no pre-opening costs in fiscal 1999.

Operating, general and administrative expenses as a percent of sales remained the same in fiscal 1998 compared to fiscal 1997. Decreases in general liability insurance expense, depreciation and amortization and corporate administrative expense, were offset by increases in selling expense and repairs and maintenance costs. The decrease in general liability insurance expense was the result of final prior year premium calls from Insure-Rite, Ltd., a Wakefern affiliate which provided the Company with liability and property insurance coverage, being expensed in fiscal 1997. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in our marketing area. As a percentage of sales, general liability insurance costs decreased .23%, depreciation and amortization decreased .12% and corporate administrative expense decreased .06%. These decreases were offset by increases in selling expense of .31% and repairs and maintenance expense of .07%. Pre-opening costs were $702,000 in fiscal 1998.

Amortization expense decreased in fiscal 1999 to $972,000 compared to $1,339,000 in fiscal 1998 and $1,956,000 in fiscal 1997. The decrease in fiscal 1999, as compared to fiscal 1998, was the result of decreased amortization of deferred financing costs and deferred escalation rents, which included the modification of the amortization of one operating lease, partially offset by increased amortization of bargain leases, which included the acceleration of the amortization of one bargain lease for a location which is to be replaced. The decrease in fiscal 1998, as compared to fiscal 1997, was the result of a change in accounting for pre-opening costs and decreased amortization of deferred financing costs and deferred escalation rents partially offset by increased amortization of bargain leases. See Note 1 of Notes to Consolidated Financial Statements - Pre-opening Costs.

Interest Expense:

Interest expense totaled $5.6 million in fiscal 1999 compared to $3.9 million in fiscal 1998 and $4.3 million in fiscal 1997. The increase in fiscal 1999, as compared to fiscal 1998, was due to an increase in the average outstanding debt in fiscal 1999, including capitalized lease obligations, partially offset by a decrease in the average interest rate on the debt. The decrease in fiscal 1998, as compared to fiscal 1997, was due to a decrease in average debt outstanding since November 1, 1997 and lower interest rates on the Company's credit facility. Interest income was $0.3 million in fiscal 1999 compared to $0.4 million in fiscal 1998 and $0.3 million in fiscal 1997.

Income Taxes:

The Company recorded a tax provision of $1.1 million in fiscal 1999, $0.9 million in fiscal 1998 and $0.6 million in fiscal 1997. See Note 14 of Notes to Consolidated Financial Statements.

Net Income:
The Company had net income of $1,945,000 or $1.74 per share in fiscal 1999 compared to net income of $1,780,000 or $1.59 per share in fiscal 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1999 were $20,151,000 as compared to $15,765,000 in fiscal 1998.

Fiscal 1997 resulted in net income of $1,064,000 or $.90 per share. 1997 results included a net gain after tax on real estate transactions of $413,000 or $.37 per share. EBITDA for fiscal 1997 were $15,744,000. Fiscal 1997 EBITDA includes $656,000 as a result of the gain on real estate transactions.

Shares outstanding were 1,117,150 for fiscal 1999, fiscal 1998 and fiscal 1997. Per share amounts for fiscal 1997 are after Preferred Stock dividends of $57,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect a material impact from adopting the provisions of SFAS No. 133 which becomes effective for the Company in fiscal 2001.

Year 2000.

For information with respect to Year 2000 compliance, see Item 1. Business - Year 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Except for indebtedness under the Amended Credit Agreement which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data

See Consolidated  Financial  Statements and Schedules  included in Part IV, Item
14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                Part III


Item 10.    Directors and Executive Officers of the Registrant

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Nominees as Director of the Company" and "Executive Officers of the Company" and such information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation" and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under introductory paragraphs and under the captions "Principal Shareholders" and "Securities Owned by Management" and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Executive Compensation" and "Certain Transactions" and such information is incorporated herein by reference.

                                     Part IV



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1.     Audited financial statements and                       Page No.
          supplementary data

               Independent Auditors' Report                        F-1

               Foodarama Supermarkets, Inc. and
                 Subsidiaries Consolidated Financial
                 Statements:

               Balance Sheets as of October 30, 1999               F-2-3
                 and October 31, 1998.

               Statements of  Operations  for each of the          F-4
                 fiscal years ended October 30, 1999,
                 October 31, 1998 and November 1, 1997.

               Statements of Shareholders' Equity                  F-5
                 for each of the fiscal years ended
                 October 30, 1999, October 31, 1998
             and November 1, 1997.

               Statements  of Cash Flows for each of the           F-6
                 fiscal  years ended October 30, 1999,
                 October 31, 1998 and November 1, 1997.

               Notes to Consolidated Financial Statements          F-7 to 28

a.2.    Financial Statement Schedules

               Schedule  II                                        S-1
               Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                   E-1 to 4


b.      Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the fourth quarter of fiscal 1999.

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

                                            FOODARAMA SUPERMARKETS, INC.
                                                    (Registrant)


                                            /S/  Michael Shapiro
                                             Michael Shapiro
                                             Senior Vice President,
                                             Chief Financial Officer


                                            /S/ Thomas H. Flynn
                                             Thomas H. Flynn
                                             Principal Accounting Officer

Date: January 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date



/S/  Joseph J. Saker
Joseph J. Saker             Chairman of the Board               January 26, 2000
                            of Directors and President,
                            Chief Executive Officer

/S/  Charles T. Parton
Charles T. Parton           Director                            January 24, 2000


/S/  Albert A. Zager
Albert A. Zager             Director                            January 25, 2000


/S/  Richard Saker
Richard Saker               Executive Vice President,           January 26, 2000
                            Secretary and Director,
                            Chief Operating Officer

                                 Independent Auditors' Report

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Freehold, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 30, 1999 and October 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 30, 1999, October 31, 1998, and November 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 30, 1999 and October 31, 1998, and the results of their operations and their cash flows for the fiscal years ended October 30, 1999, October 31, 1998, and November 1, 1997 in conformity with generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

                                          Amper, Politziner & Mattia P.A.

                                          Amper, Politziner & Mattia P.A.

January 21, 2000
Edison, New Jersey

                             FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                 October 30, 1999 and October 31, 1998
                                             (In thousands)

                                                 Assets

                                                           1999          1998
Current assets

   Cash and cash equivalents                         $     4,094    $     3,905
   Merchandise inventories                                38,113         37,804
   Receivables and other current assets                    4,496          3,382
   Prepaid income taxes                                        -          1,005
   Related party receivables - Wakefern                    8,000          6,860
   Related party receivables - other                          25            152
                                                          54,728         53,108

Property and equipment

   Land                                                      308            308
   Buildings and improvements                              1,220          1,220
   Leasehold improvements                                 35,032         34,031
   Equipment                                              80,991         75,756
   Property under capital leases                          38,218         32,353
   Construction in progress                                2,481              -
                                                         158,250        143,668
   Less accumulated depreciation and amortization         76,227         65,389
                                                          82,023         78,279

Other assets

   Investments in related parties                         10,992          9,706
   Intangibles                                             3,839          4,562
   Other                                                   2,872          2,384
   Related party receivables - Wakefern                    1,555          1,370
   Related party receivables - other                         177            158
                                                          19,435         18,180

                                                     $   156,186    $   149,567








                             See notes to consolidated financial statements.
                                                   F-2

                             FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                 October 30, 1999 and October 31, 1998
                                             (In thousands)

                                  Liabilities and Shareholders' Equity

                                                             1999        1998
Current liabilities

   Current portion of long-term debt .................   $   2,605   $   7,812
   Current portion of long-term debt, related party ..         503         211
   Current portion of obligations under capital leases         492         667
   Current income taxes payable ......................         457        --
   Deferred income tax liability .....................       1,541       1,464
   Accounts payable
      Related party - Wakefern .......................      29,699      30,525
      Others .........................................       7,115       6,446
   Accrued expenses ..................................       9,809       8,708
                                                            52,221      55,833

Long-term debt .......................................      23,126      20,289
Long-term debt, related party ........................       1,450         916
Obligations under capital leases .....................      35,028      29,451
Deferred income taxes ................................       2,732       3,508
Other long-term liabilities ..........................       6,589       6,556
                                                            68,925      60,720

Shareholders' equity
   Common stock, $1.00 par; authorized
    2,500,000 shares; issued 1,621,627 shares;
    outstanding 1,117,150 shares .....................       1,622       1,622
   Capital in excess of par ..........................       2,351       2,351
   Retained earnings .................................      37,696      35,751
   Accumulated other comprehensive income
      Minimum pension liability ......................        --           (81)
                                                            41,669      39,643
   Less 504,477 shares held in treasury, at cost .....       6,629       6,629
                                                            35,040      33,014

                                                         $ 156,186   $ 149,567




                             See notes to consolidated financial statements.
                                                   F-3

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
   Fiscal Years Ended October 30, 1999, October 31, 1998, and November 1, 1997
                      (In thousands, except per share data)



                                            1999           1998         1997

Sales   ............................    $  799,693    $   697,358  $   636,731

Cost of merchandise sold ...........       591,591        520,624      475,764

Gross profit .......................       208,102        176,734      160,967

Operating, general and

 administrative expenses ...........       199,762        170,581      155,939

Income from operations .............         8,340          6,153        5,028

Other (expense) income:
   Gain on real estate transactions           --             --            656
   Interest expense ................        (5,569)        (3,881)      (4,273)
   Interest income .................           315            448          279
                                            (5,254)        (3,433)      (3,338)

Earnings before income tax provision         3,086          2,720        1,690

Income tax provision ...............        (1,141)          (940)        (626)

Net income .........................   $     1,945    $     1,780  $     1,064

Per share information:

Net income per common share, basic
 and diluted .......................   $      1.74    $      1.59  $       .90

Weighted average shares outstanding      1,117,150      1,117,150    1,117,150




                             See notes to consolidated financial statements.
                                                   F-4

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended October 30, 1999, October 31, 1998, and November 1, 1997
                      (In thousands, except per share data)



                                                                       Accum.
                                                Common Stock   Capital Other
                                                Shares         in Excess Comp.CompRetained    Treasury Stock       Total
                                                Issued   Amount of Par Income Inc.Earnings   Shares     Amount     Equity
Balance - November 2, 1996 ................   1,621,627  $1,622  $2,351    -     $32,964    (503,477)  $(6,622)   $30,315

Net income 1997 ...........................           -      -      -      -$1,064 1,064           -         -      1,064

Shares repurchased ........................           -       -      -     -           -      (1,000)       (7)        (7)

Preferred stock dividends
 paid - $.42 per share ....................           -       -      -     -         (57)          -         -        (57)

Balance - November 1, 1997 ................   1,621,627   1,622   2,351    -      33,971    (504,477)   (6,629)    31,315

Comprehensive income

  Net income 1998 .........................           -      -        -    - 1,780 1,780           -         -      1,780
  Other comprehensive income
    Minimum pension liability .............           -      -        -  (81)  (81)    -           -         -        (81)
Comprehensive income ......................                                 $1,699

Balance - October 31, 1998 ................   1,621,627  1,622    2,351  (81)     35,751    (504,477)   (6,629)    33,014

Comprehensive income
  Net income 1999 .........................           -      -        -    - 1,945 1,945           -         -      1,945
  Other comprehensive income
    Minimum pension liability .............           -      -        -   81    81     -           -         -         81
Comprehensive income ......................                                 $2,026

Balance - October 30, 1999 ................   1,621,627 $1,622   $2,351    -     $37,696    (504,447)  $(6,629)   $35,040


                               See notes to consolidated financial statements.
                                                     F-5

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
   Fiscal Years Ended October 30, 1999, October 31, 1998, and November 1, 1997
                                 (In thousands)

                                                  1999        1998       1997
Cash flows from operating activities
   Net income ..................................$  1,945    $  1,780    $ 1,064
   Adjustments to reconcile net income to
    net cash from operating activities
     Depreciation ..............................  10,838       8,273      8,104
     Amortization, intangibles .................     723         538        375
     Amortization, deferred financing costs ....     297         535        642
     Amortization, deferred rent escalation ....     (47)        266        434
     Amortization, other assets ................    --          --          505
     Gain on real estate transactions ..........    --          --         (656)
     Deferred income taxes .....................    (753)        253        626
     (Increase) decrease in
       Merchandise inventories .................    (309)     (4,219)    (1,931)
       Receivables and other current assets ....  (1,114)        194       (845)
       Prepaid income taxes ....................   1,005        (613)       582
       Other assets ............................    (721)         90        (78)
       Related party receivables - Wakefern ....  (1,325)     (1,650)       481
     Increase (decrease) in

       Accounts payable ........................    (157)      8,827     (1,343)
       Income taxes payable ....................     457        --         --
       Other liabilities .......................   1,316         695      1,739
                                                  12,155      14,969      9,699

Cash flows from investing activities
   Net proceeds from real estate
    transactions ...............................    --          --        2,938
   Cash paid for the purchase of
    property and equipment .....................  (5,780)    (17,019)    (3,620)
   Cash paid for construction in
    progress ...................................  (2,481)       --         --
   Decrease in related party
    receivables - other ........................     108          22      1,159
                                                  (8,153)    (16,997)       477

Cash flows from financing activities
   Payment for redemption of preferred
    stock ......................................    --          --       (1,700)
   Preferred stock dividend payments ...........    --          --          (57)
   Proceeds from issuance of debt ..............   5,014       9,937      1,700
   Principal payments under long-term debt .....  (7,904)     (6,963)    (9,213)
   Principal payments under capital lease
    obligations ................................    (463)       (586)       (91)
   Principal payments under long-term debt,
    related party ..............................    (460)       (108)       (24)
   Deferred financing costs ....................    --           (25)      (227)
                                                  (3,813)      2,255     (9,612)

Net change in cash and cash equivalents ........     189         227        564

Cash and cash equivalents, beginning
 of year .......................................   3,905       3,678      3,114

Cash and cash equivalents, end
 of year .......................................$  4,094    $  3,905    $ 3,678

Supplemental disclosures of cash paid (received)
   Interest ....................................$  5,590    $  3,960    $ 4,277
   Income taxes ................................      27         900       (606)

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

                Fiscal Year

                The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 1999 consists of the 52 weeks ended October 30, 1999, fiscal 1998 consists of the 52 weeks ended October 31, 1998, and fiscal 1997 consists of the 52 weeks ended November 1, 1997.

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

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note  1 -       Summary of Significant Accounting Policies - (continued)
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

                Advertising

                Advertising costs are expensed as incurred. Advertising expense was $28.5, $16.4 and $13.2 million for the fiscal years 1999, 1998, and 1997, respectively.

                Pre-opening Costs

                Effective November 2, 1997, the Company elected early application of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities." In accordance with SOP 98-5, the Company expenses costs associated with the opening of new stores as incurred. The Company previously amortized these costs over a period of 12 months, commencing one month after the opening of the store. The effect of adopting SOP 98-5 on net income for the year ended October 31, 1998, was a decrease of $249,000 or $.22 per share. Financial statements for the year ended November 1, 1997, have not been restated.

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

                Comprehensive Income

                Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this Statement had no effect on the Company's financial position or results of operations.

                Segments of an Enterprise and Related Information Effective November 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this statement had no effect on the Company's position or results of operations.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note  2 -       Concentration of Cash Balance

                As of October 30, 1999, and October 31, 1998, cash balances of approximately $898,000 and $561,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation (FDIC). These balances exceed the insured amount of $100,000.

Note  3 -       Receivables and Other Current Assets

                                                    October 30,      October 31,
                                                        1999,            1998

                  Accounts receivable              $    3,334        $    2,380
                  Prepaids                              1,598             1,321
                  Rents receivable                         70                83
                  Less allowance for uncollectible
                   accounts                              (506)             (402)
                                                   $    4,496        $    3,382

Note  4 -       Related Party Transactions
                Wakefern Food Corporation

                As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. During 1999, the required investment in Wakefern increased. The maximum required investment per store was $500,000 at October 30, 1999, and $450,000 at October 31,
                1998. This resulted in a total increase in the investment in Wakefern by $1,286,000 and a related increase in the obligations due Wakefern for the same amount. This increase in the obligation is non- interest bearing and is payable over the next four years. The Company has a 12.3% investment in Wakefern of $10,163,000 at October 30, 1999, and $8,877,000 at October 31,
                1998. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/stockholders of the Company. As of October 30, 1999 and October 31, 1998, the Company was
                obligated to Wakefern for $1,953,000 and $1,113,000, respectively, for the increase in its required investment (see
                Note 9 Long-term Debt, Related Party).

                The Company also has an investment of approximately 12% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $829,000 at October 30, 1999, and October 31, 1998. Insure-Rite, Ltd. provides the Company with liability and property insurance coverage.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note  4 -       Related Party Transactions - (continued)
                Wakefern Food Corporation - (continued)
                In fiscal 1997, Insure-Rite, Ltd. made two retrospective
                premium  calls for the 1992/93 and the 1993/94  policy years for
                $869,000 and $770,000, respectively. The premium calls represent actuarial  projections  of  claims  to be paid in  excess of the deposit  premium  paid by the  Company.  The Company  also had a balance due in fiscal 1997 of $139,000 for premium calls for the
                1991/92 policy year. After the 1993/94 policy year, Insure-Rite,
                Ltd.  changed its policy to provide for a fixed premium covering all insured losses and the  elimination  of premium  calls.  The premium  calls were  payable in scheduled  semi-annual  payments
                through   September  1999.  No  interest  was  charged  on  this
                obligation. At October 31, 1998, $1,092,000 was included in accounts payable-related party. Insurance premiums paid to Insure-Rite, Ltd. for fiscal years 1999, 1998, and 1997 were $3,275,000, $3,031,000, and $2,702,000, respectively.

                As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated statements of operations. For fiscal 1999, 1998, and 1997, the patronage dividends were $8,202,000 $7,438,000, and $6,633,000, respectively.

                At October 30, 1999 and October 31, 1998, the Company has current receivables due from Wakefern of approximately $8,000,000 and $6,860,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,555,000 and $1,370,000, respectively.

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

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note  4 -       Related Party Transactions - (continued)
                Wakefern Food Corporation - (continued)
                The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $536, $494 and $447 million for the fiscal years 1999, 1998, and 1997, respectively.

                Wakefern charges the Company for, and provides the Company with support services in numerous administrative functions. These services include advertising, insurance, supplies, technical support for communications and in-store computer systems, equipment purchasing, and the coordination of coupon processing.

                In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

                Other

                The Company has receivables from related parties that include stockholders, directors, officers, and real estate partnerships. At October 30, 1999 and October 31, 1998, approximately $197,000 and $295,000, respectively, of these receivables, consist of notes bearing interest at 7% to 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are not due upon any specified date and do not bear interest. The Company's management has classified these loans based upon expected payment dates.

                Fair Value

                Determination of the fair value of the above receivables is not practicable due to their related party nature. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock.

Note  5 -       Intangibles

                                                     October 30,     October 31,
                                                         1999           1998

                  Goodwill                         $       3,493   $       3,493
                  Favorable operating lease costs          4,685           4,685
                                                           8,178           8,178
                  Less accumulated amortization            4,339           3,616
                                                   $       3,839   $       4,562

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note  6-        Accrued Expenses

                                                October 30,        October 31,
                                                   1999               1998

                  Payroll and payroll related
                   expenses                    $      5,004      $      4,451
                  Insurance                           1,055               417
                  Sales, use and other taxes          1,096             1,020
                  Interest                              107               128
                  Employee benefits                     767               673
                  Occupancy costs                       972             1,148
                  Real estate taxes                     357               344
                  Other                                 451               527
                                               $      9,809      $      8,708

Note  7 -       Real Estate Transactions

                During the fiscal year ended November 1, 1997, the Company sold its Shrewsbury and West Long Branch, New Jersey real estate partnership interests, which resulted in total proceeds and a gain before income tax of $875,000. The Company had other miscellaneous real estate transactions that resulted in a loss before income tax of $219,000 in fiscal year 1997.

Note  8 -       Long-term Debt

                Long-term debt consists of the following:

                                                 October 30,        October 31,
                                                    1999               1998

                  Revolving note                $     10,830      $      5,816
                  Term loan                            1,500             5,500
                  Stock redemption note                1,105             1,445
                  Expansion loan                       1,213             1,363
                  Other notes payable                 11,083            13,977
                                                      25,731            28,101
                  Less current portion                 2,605             7,812
                                                $     23,126      $     20,289

                The Company has an amended and restated Revolving Credit and Term Loan Agreement with a financial institution (the "Agreement"), which was last amended March 15, 1999. The
                Agreement is collateralized by substantially all of the Company's assets and provided for a total commitment of $34,200,000. The Agreement consists of a Revolving Note, a Term Loan, a Stock Redemption Note and an Expansion Loan.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note  8 -       Long-term Debt - (continued)
                The Revolving  Note has an overall  availability  of $20,000,000
                (increased  from  $17,500,000 on March 15, 1999),  not to exceed
                60% of eligible inventory. The Note bears interest at .25% over prime and matures February 15, 2000. The Agreement provides the Company with the option to borrow a portion of the Revolving
                Note under a  Eurodollar  loan rate  based on LIBOR plus  2.25%.
                Interest rates on the Eurodollar loans are fixed at the beginning of the loan term, which cannot exceed six months.

                The prime rate at October 30, 1999 and October 31, 1998, was 8.25% and 8%, respectively.

                The Company had a $2,000,000 letter of credit outstanding at October 30, 1999 and October 31, 1998. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $7,170,000 and $9,684,000 at October 30, 1999 and October 31, 1998. As of
                October 30, 1999 and October 31, 1998, $6,197,000 and $5,796,000
                of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

                The Agreement places restrictions on dividend payments and requires the maintenance of a debt service coverage ratio. If the debt service coverage ratio is not met, the availability of the Revolving Note is reduced by $2,500,000. At October 31, 1998 the Company did not meet the debt service coverage ratio; therefore, the Revolving Note availability was reduced to $7,184,000.

                The Term Loan is payable in quarterly principal installments, through December 31, 1999, of $1,000,000 plus interest at 8.38%, with the remaining balance of $500,000 due February 15, 2000.

                The Stock Redemption Note was used to reimburse the funding of the redemption of the Preferred Stock on March 31, 1997. The note is payable in quarterly principal installments of $85,000, commencing March 31, 1998, through December 31, 1999, plus interest at 8.38%, with the remaining principal balance of $1,020,000 due February 15, 2000.

                On November 14, 1997, the Company obtained an Expansion Loan of $1,500,000 which was used to purchase a building and equipment in Linden, New Jersey. The Expansion Loan is collateralized by the building, improvements, and equipment. The loan is payable in monthly principal installments of $12,500 plus interest at 9.18%, with a final principal payment of $462,500 due December 1, 2004.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note  8 -       Long-term Debt - (continued)
                On January 7, 2000, (the "Closing Date"), the Agreement was assigned to a new lending group (the "New Agreement") and modified as follows:

                The outstanding balances from the old Agreement (Revolving Note, Term Loan, Stock Redemption Loan, and Expansion Loan) were fully satisfied by the Company and the outstanding letter of credit was replaced under the New Agreement.

                The New Agreement provides the Company with a total commitment of $55,000,000, consists of a Revolving Note, Term Loan and Capital Expenditure Facility and matures December 31, 2004. The New Agreement gives the Company the option to convert portions of the debt to Eurodollar loans, as defined in the New Agreement, which have interest rates indexed to LIBOR.

                The Revolving Note has an overall availability of $25,000,000, not to exceed 65% of eligible inventory and provides for availability of up to $4,500,000 for letters of credit. The Revolving Note bears interest at .50% over prime or a Eurodollar rate of LIBOR plus 2.50%. A commitment fee of .5% is charged on the unused portion of the Revolving Note.

                The Term Loan is $10,000,000 and is payable in quarterly principal installments of $500,000 commencing April 1, 2000, through December 31, 2004. Interest is payable monthly at prime plus .75% or LIBOR plus 2.75%.

                The $20,000,000 Capital Expenditure Facility provides for a two year non-restoring commitment to fund equipment purchases for five new stores. Interest only is due monthly at prime plus .75% or LIBOR plus 2.75% for any amount utilized during the first two years of the commitment. At the end of the two years, any outstanding amounts will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments based on a seven year amortization schedule with a balloon payment due at the maturity date of the New Agreement. A commitment fee of .5% is charged on the unused portion of the Capital Expenditure Facility. There were no amounts utilized on this facility at the closing date.

                The New Agreement is collateralized by substantially all of the Company's assets. In addition there are restrictions as to dividends, debt service coverage and leverage ratios, maintenance of minimum adjusted EBITDA levels as defined, as well as limitations on capital expenditures and proceeds on new debt.

                Accordingly, the outstanding debt at October 30, 1999, under the old Agreement has been excluded from current liabilities, since the Company has the ability and intent to refinance this debt on a long-term basis, based on the provisions of the New Agreement.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note  8 -       Long-term Debt - (continued)
                Other Notes Payable
                Included in other notes payable are the following:

                                                  October 30,        October 31,
                                                     1999               1998

                Note payable to a financing
                institution,  maturing
                October 2004, payable at
                $56,000 per month plus interest
                at 7.26%, collateralized by
                related equipment.                  $   3,330      $      4,000

                Note payable to a financing
                institution,  maturing  April 2005,
                payable at $46,000 per month a
                including interest at 7.44%,
                collateralized by related equipment.    2,449             2,821

                Note payable to a financing
                institution, maturing
                February 2000, payable at
                $105,000  per month  including
                interest  at 10.58%, collateralized
                by related equipment.                     408             1,550

                Various  equipment  loans  maturing
                through  November  2004, at interest
                rates ranging from 5.79% to 10.58%,
                collateralized by various
                equipment.                              4,896             5,606

                Total other notes payable.       $     11,083      $     13,977

                Aggregate maturities of long-term debt are as follows:

                 Fiscal Year

                    2000 ($14.6 million of which was refinanced
                           under the New Agreement)                 $     17,253
                    2001                                                   2,034
                    2002                                                   2,028
                    2003                                                   2,051
                    2004                                                   2,091
                    Thereafter                                               274

                As of October 30, 1999, the fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note  9 -       Long-term Debt, Related Party

                As of October 30, 1999 and October 31, 1998, the Company was indebted for an investment in Wakefern in the amount of
                $1,953,000 and $1,113,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

                     Fiscal Year

                      2000                                          $        503
                      2001                                                   563
                      2002                                                   563
                      2003                                                   175
                      2004                                                    91
                      Thereafter                                              58

                Determination of the fair value of the above long-term debt is not practicable due to its related party nature.

Note 10 -       Other Long-term Liabilities

                                                  October 30,        October 31,
                                                      1999               1998

                  Deferred escalation rent        $      4,628      $      4,675
                  Postretirement benefit cost            1,212               975
                  Other                                    749               906
                                                  $      6,589      $      6,556

Note 11 -       Long-term Leases
                Capital Leases

                                                  October 30,        October 31,
                                                      1999               1998

                  Real estate                     $     38,218      $     32,353
                  Less accumulated amortization          8,027             6,385
                                                  $     30,191      $     25,968

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 11 -       Long-term Leases - (continued)
                Capital Leases - (continued)
                The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 30, 1999:

                     Fiscal Year

                     2000                                     $      3,785
                     2001                                            3,800
                     2002                                            3,961
                     2003                                            4,016
                     2004                                            4,088
                     Thereafter                                     60,607
                     Total minimum lease payments                   80,257
                     Less amount representing interest              44,737
                     Present value of net minimum lease
                      payments                                      35,520
                     Less current maturities                           492
                     Long-term maturities                     $     35,028

                Operating Leases

                The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and six leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $248,000, $229,000, and $219,000 for the fiscal years 1999,
                1998, and 1997, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

                Total rental expense for all operating leases consists of:

                                       Fiscal 1999     Fiscal 1998   Fiscal 1997

                  Land and buildings  $     10,611    $     10,928 $     10,471
                  Less subleases            (1,831)         (1,765)      (1,963)
                                      $      8,780    $      9,163 $      8,508

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 11 -       Long-term Leases - (continued)
                Operating Leases - (continued)
                The  minimum  rental   commitments   under  all   noncancellable
                operating leases reduced by income from noncancellable subleases at October 30, 1999, are as follows:

                                                  Income from
                                    Land and     Noncancellable      Net Rental
                   Fiscal Year     Buildings       Subleases        Commitment

                   2000          $   10,187        $    1,899        $    8,288
                   2001               9,735             1,828             7,907
                   2002               9,071             1,479             7,592
                   2003               8,685             1,235             7,450
                   2004               7,758               654             7,104
                   Thereafter        43,873             2,272            41,601
                                 $   89,309        $    9,367        $   79,942

                The Company is presently leasing one of its supermarkets, a garden center, and liquor store from a partnership in which the president has an interest, at an annual aggregate rental of $668,000, $660,000, and $645,000 for the fiscal years 1999, 1998 and 1997, respectively.

Note 12 -       Mandatory Redeemable Preferred Stock
                In fiscal 1993, the Company received $1,700,000 for the issuance of 136,000 shares of Preferred Stock at $12.50 par value per share to Wakefern Food Corporation. Dividends on the Preferred Stock were cumulative and accrued at an annual rate of 8%. The Preferred Stock was redeemed and canceled on March 31, 1997, at par value, for $1,700,000. As of the redemption date, all dividends had been declared and paid.

Note 13 -       Stock Options

                On May 10, 1995, the Company's stockholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan, which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, at prices not less than fair market value at the date of the grant. Options granted under the plan vest over a period of three years from the date of grant. At October 30, 1999, no options had been granted.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note 14 -       Income Taxes

                The income tax provisions consist of the following:

                                     Fiscal 1999    Fiscal 1998   Fiscal 1997
                  Federal:
                     Current        $    1,857      $      638     $        -
                     Deferred             (506)             99            526
                  State and local:
                     Current                37              49              -
                     Deferred             (247)            154            100
                                    $    1,141      $      940     $      626

                The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                           Fiscal 1999   Fiscal 1998 Fiscal 1997

                Tax provision at the
                 statutory rate               34.0 %        34.0 %        34.0 %
                State and local
                 income tax provision,
                 net of federal income
                 tax                           5.9 %         5.9 %         5.9 %
                Goodwill amortization
                 not deductible for
                 tax purposes                  1.8 %         1.8 %         2.9 %
                Tax credits                   (1.0)%          -  %           - %
                Adjustment to prior
                 years tax provision          (5.1)%        (5.4)%        (6.3)%
                Other                          1.4 %        (1.7)%          .5 %
                Actual tax provision          37.0 %        34.6 %        37.0 %

                Net  deferred  tax  assets  and   liabilities   consist  of  the
                following:

                                                  October 30,     October 31,
                                                      1999            1998

                  Current deferred tax assets:
                  Deferred losses              $          152    $        167
                  Allowances for uncollectible
                   receivables                            279             226
                  Inventory capitalization                  7               7
                  Reserves                                151             270
                  Vacation accrual                        284             114
                  Accrued post-employment                 151             145
                  Accrued post-retirement                 491             395
                  Tax credits                              27               -
                  Other                                    37              37
                                                        1,579           1,361

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 14 -       Income Taxes - (continued)
                                                     October 30,     October 31,
                                                        1999            1998

                  Current deferred tax liabilities:
                  Prepaids                                 (316)           (234)
                  Patronage dividend receivable          (1,921)         (1,623)
                  Accelerated real estate taxes            (169)           (141)
                  Prepaid pension                          (546)           (488)
                  Other                                    (168)           (339)
                                                         (3,120)         (2,825)

                  Current deferred tax liability     $   (1,541)   $     (1,464)


                  Noncurrent deferred tax assets:
                  Lease obligations                  $    2,168    $      1,690
                  State loss carryforward                    73             741
                                                          2,241           2,431
                  Valuation allowance                       (73)           (506)
                                                          2,168           1,925


                  Noncurrent deferred tax
                   liabilities:

                  Depreciation                           (3,953)         (4,753)
                  Pension obligations                      (435)           (330)
                  Other                                    (512)           (350)
                                                         (4,900)         (5,433)

                  Noncurrent deferred tax

                   liability                         $   (2,732)   $     (3,508)

                State loss carryforwards expire through October 2001.

Note 15 -       Commitments and Contingencies
                Legal Proceedings

                The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

                Guarantees

                The Company remains contingently liable under leases assumed by third parties. As of October 30, 1999, the minimum annual rental under these leases amounted to approximately $1,582,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 15 -       Commitments and Contingencies - (continued)
                Contingencies
                In May 1995, the Company sold its two operating locations in Pennsylvania. If the purchaser of these supermarkets ceases to operate prior to May 2000, the Company may be liable for an unfunded pension withdrawal liability. As of October 30, 1999, the potential withdrawal liability was approximately
                $300,000. The Company fully anticipates that the purchaser of these stores, a Wakefern member, will remain in operation throughout this period.

Note 16 -       Retirement and Benefit Plans
                Defined Benefit Plans

                The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of October 30, 1999 and October 31, 1998, the plans' assets included common stock of the Company with a fair value of $1,065,000 and $1,167,000, respectively.

Note 16 -       Retirement and Benefit Plans
                Defined Benefit Plans

                A summary of the plans funded status and the amounts recognized in the consolidated balance sheet as of October 30, 1999 and October 31, 1998 follows:

                                                     October 30,     October 31,
                                                        1999            1998
                  Change in benefit obligation

                     Benefit obligation - beginning
                      of year                       $  (6,121)   $     (5,499)
                     Service cost                         (71)            (36)
                     Interest cost                       (447)           (404)
                     Actuarial gain (loss)                 38            (580)
                     Benefits paid                        665             398
                     Benefit obligation - end
                      of year                          (5,936)         (6,121)

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note 16 -       Retirement and Benefit Plans - (continued)

                                                     October 30,     October 31,
                                                        1999            1998

                  Change in plan assets
                     Fair value of plan assets -
                      beginning of year                 6,643           6,206
                     Actual return on plan assets         250             740
                     Employer contributions               205              94
                     Benefits paid                       (665)           (397)
                     Fair value of plan assets -
                      end of year                       6,433           6,643

                  Funded status                           497             522

                  Unrecognized prior service cost         273             311

                  Unrecognized net loss from past
                   experience different from that
                   assumed                                593             394

                  Unrecognized transition asset           (16)            (21)

                  Adjustment required to recogniz
                   minimum liability                        -            (188)

                  Prepaid pension cost            $     1,347    $      1,018

                Pension expense consists of the following:

                                       Fiscal 1999   Fiscal 1998    Fiscal 1997

                Service cost -
                 benefits earned
                 during the period       $     71     $     36       $   296
                Interest expense on

                 benefit obligation           447          404           466
                Expected return on

                 plan assets                 (522)        (471)         (469)
                Amortization of prior

                 service costs                 37           37            37
                Amortization of
                 unrecognized net
                 loss (gain)                   35            -            43
                Amortization of
                 unrecognized transition
                 obligation (asset)            (5)          (5)           (9)
                Total pension expense    $     63     $      1       $   364

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 16 -       Retirement and Benefit Plans - (continued)
                Defined Benefit Plans - (continued)
                The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 6.75% to 7.25% at October 30, 1999 and October 31, 1998. The expected long-term rate of return on plan assets was 8% at October 30, 1999 and October 31, 1998.

                On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

                At October 31, 1998, the accumulated benefit obligation exceeded the fair value of the plans' assets in the plan covering members of one union. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 31, 1998, a liability of $188,000 is included in other long-term liabilities, an intangible asset equal to the prior service cost of $53,000 is included in other assets, and a charge of $81,000 net of deferred taxes of $54,000 is reflected as a minimum pension liability in stockholders' equity in the Consolidated Balance Sheet.

                Multi-Employer Plans

                Health, welfare, and retirement expense was approximately $8,276,000 in fiscal 1999, $7,804,000 in fiscal 1998 and
                $6,354,000 in fiscal 1997 under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans (see Note 15).

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note 16 -       Retirement and Benefit Plans - (continued)
                401(k)/Profit Sharing Plan
                The Company  maintains an employee  401(k)  Savings Plan for all
                qualified  non-union   employees.   Employees  are  eligible  to
                participate  in the Plan  after  completing  one year of service
                (1,000 hours) and attaining age 21. Employee  contributions  are discretionary to a maximum of 15% of  compensation.  The Company matches 25% of the employees' contributions up to 6% of employee compensation.  The  Company  has the  right  to make  additional
                discretionary   contributions,   which  are  allocated  to  each
                eligible employee in proportion to their eligible  compensation, which was 2% for fiscal years 1999 and 1998.  401(k) expense for
                the  fiscal  years  1999,  1998,  and  1997  was   approximately
                $480,000, $480,000, and $12,000, respectively.

Note 17 -       Other Postretirement and Postemployment Benefits
                Postretirement Benefits
                The Company will provide certain current and provides former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October
                30, 1999 and October 31, 1998, respectively. The Company purchased life insurance to partially fund this obligation.
                The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

                A summary of the plan's funded status and the amounts recognized in the balance sheet as of October 30, 1999 and October 31, 1998, follows:

                                                     October 30,     October 31,
                                                           1999        1998

                  Change in benefit obligation
                         Benefit obligation - beginning

                      of year                           $   (1,875)  $  (1,309)
                     Service cost                              (73)        (39)
                     Interest cost                            (123)        (88)
                     Actuarial gain (loss)                     (33)       (481)
                     Benefits paid                              42          42
                     Benefit obligation - end of
                      year                                  (2,062)     (1,875)

                  Change in plan assets
                     Fair value of plan assets -
                      beginning of year                          -           -
                     Actual return on plan assets                -           -
                     Employer contributions                     42          42
                     Benefits paid                             (42)        (42)
                     Fair value of plan assets -
                      end of year                                -           -

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note 17 -       Other Postretirement and Postemployment Benefits -
                (continued)

                                                     October 30,     October 31,
                                                         1999            1998


                  Funded status                          (2,062)         (1,875)

                  Unrecognized prior service cost            13              15

                  Unrecognized net loss from past
                   experience different from that
                   assumed                                  837             885

                  Accrued postretirement benefit

                   cost                              $   (1,212)      $    (975)


                Net postretirement benefit expense consists of the following:

                                         Fiscal 1999  Fiscal 1998  Fiscal 1997

                  Service cost -
                   benefits earned
                   during the period      $     73     $     39     $     18
                  Interest expense on

                   benefit obligation          123           88           90
                  Expected return on

                   plan assets                   -            -            -
                  Amortization of

                   prior service costs           2            2            -
                  Amortization of
                   unrecognized net
                   loss (gain)                  81           30           38
                  Amortization of
                   unrecognized
                   transition

                   obligation (asset)            -            -            -

                  Postretirement

                   benefit expense        $    279     $    159     $    146

                The assumed discount rate used in determining the postretirement benefit obligation as of October 30, 1999 and October 31, 1998, was 7.75% and 7.25%, respectively.

                Postemployment Benefits

                Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

                The accrued liability under SFAS No. 112 as of October 30, 1999 and October 31, 1998, was $374,000 and $359,000, respectively.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)

Note 18 -       Earnings Per Share

                                         Fiscal 1999  Fiscal 1998  Fiscal 1997

                  Net income          $     1,945     $   1,780  $      1,064

                  Less: preferred

                   stock dividends              -             -           (57)

                  Income available
                   to common

                   stockholders       $     1,945     $   1,780  $      1,007

                  Basic EPS           $      1.74     $    1.59  $        .90
                  Dilutive EPS        $      1.74     $    1.59  $        .90

                  Weighted average
                   shares

                   outstanding           1,117,150     1,117,150     1,117,150

Note 19- Noncash Investing and Financing Activities During fiscal 1999, the Company modified one of its capitalized leases, resulting in an increase of $5,865,000 in property under capitalized leases and capitalized lease obligations.

                During fiscal 1999, the required investment in Wakefern increased from a maximum per store of $450,000 to $500,000. This resulted in a increase of $1,286,000 in the investment and obligations due Wakefern.

                During fiscal 1999, the Company financed equipment purchased for $520,000.

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

                At October 31, 1998, the Company had an additional minimum pension liability of $188,000, a related intangible of $53,000 and a direct charge to equity of $81,000, net of deferred taxes of $54,000. These amounts were reversed during fiscal 1999.

                A capital lease obligation of $4,184,000 was incurred when the Company entered into a lease for a store in a sale/leaseback transaction during fiscal 1997.

                         FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                   (Tabular dollars in thousands, except per share amounts)


Note 20 -       Year 2000
                The Company has not experienced any material Year 2000 problems with its internal operations or third party suppliers and services as of the date of this report. The Company does not currently expect any significant Year 2000 problems to be encountered for the remainder of the year 2000 that would have a material effect on the financial condition of the Company.

Note 21 -       Unaudited Summarized Consolidated Quarterly Information
                Summarized quarterly information for the years ended October
                30, 1999 and October 31, 1998, was as follows:

                              Thirteen Weeks Ended

                    January 30,   May 1,   July 31,  October 30,
                        1999       1999      1999       1999

Sales ............   $203,607   $195,420   $203,243   $197,423
Gross profit .....     52,877     51,724     52,768     50,733
Net income .......        535        377        421        612
Earnings available
 per basic and
 diluted share ...        .48        .34        .38        .54


                              Thirteen Weeks Ended

                      January 31,   May 2,  August 1,  October 31,
                         1998       1998      1998       1998

Sales ............   $170,231   $166,245   $176,172   $184,710
Gross profit .....     42,434     42,425     44,634     47,241
Net income .......        783        258        255        484
Earnings available
 per basic and
 diluted share ...        .70        .23        .23        .43

                                   Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

   Fiscal Years Ended October 30, 1999, October 31, 1998, and November 1, 1997
                                 (In Thousands)




                                    Additions

                                      Balance  Charge to Charge to       Balance
                                 at beginning  Costs and Other           at end
   Description                        of year  Expenses  accounts Deds.  of year

   Fiscal year ended October 30, 1999:

     Allowance for doubtful
     accounts (deducted from
     receivables and other
     current assets)                     $402  $    199      -   95(1) $    506

   Fiscal year ended October 31, 1998:

     Allowance for doubtful
     accounts (deducted from
     receivables and other
     current assets)                     $473  $    149      -  220(1) $    402

   Fiscal year ended November 1, 1997:

     Allowance for doubtful
     accounts (deducted from
     receivables and other
     current assets)                    $665   $    120      -  312(1) $    473

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

    ****vii. Amendment to the Certificate of Incorporation of the Registrant dated April 4, 1996.

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

    ***iii.                  By-Laws of Wakefern Food Corporation.

     ***iv. Form of Deferred Compensation Agreement, between the Registrant and certain of its key employees.

         v. Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

        vi. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The
                             Grand Union Company is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 30, 1993, filed with the Securities and Exchange Commission on February 24, 1994.

       vii. Revolving Credit and Term Loan Agreement, dated as of February 15, 1995 between the Registrant and NatWest Bank as agent for a group of banks is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 10, 1995.

      viii. Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the Registrant and Wakefern Food Corp. is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.

        ix. Amendment of Revolving Credit and Term Loan Agreement, dated as of January 25, 1996, between the Registrant and each of the banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 27,
                             1996, filed with the Securities and Exchange
                             Commission on March 12, 1996.

        ****x. Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
               October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

    ****xi. Amendment of Revolving Credit and Term Loan Agreement, dated as of May 10, 1996, between the Registrant and each of the Banks which are signatory thereto.

         xii. Waiver and Amendment of Revolving Credit and Term Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on September 10, 1996.

        xiii. Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 2, 1997, between the Registrant and the Financial Institution which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 3, 1997, filed with the Securities and Exchange Commission on June 16,1997.

  *****xiv.                  First  Amendment to Amended and Restated  Revolving
                             Credit and Term Loan  Agreement,  dated October 28,
                             1997,  between  the  Registrant  and the  Financial
                             Institution which are signatory thereto.

   *****xv. Consent and Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement and other loan documents, dated November 14, 1997, between the Registrant and the Financial Institution which are signatory thereto.

  *****xvi.                  Third  Amendment to Amended and Restated  Revolving
                             Credit and Term Loan  Agreement,  dated January 15,
                             1998,  between  the  Registrant  and the  Financial
                             Institution which are signatory thereto.

      xvii. Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated March 11, 1999, between the Registrant and the Financial Institution which are signatory thereto, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 1, 1999, filed with the Securities and Exchange Commission on June 11, 1999.

     xviii. Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2000 between the Registrant and each of the Financial Institutions which are signatory thereto.

  **** Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 27, 1996, filed with the Securities and Exchange Commission on June 10, 1996.
  ***** Incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 1997 filed with the Securities and Exchange Commission on January 29, 1998.
                                                  E-3

                                                                      Exhibit 21

                                  LIST OF SUBSIDIARIES
                             OF FOODARAMA SUPERMARKETS, INC.






Name of Subsidiary                                State of
                                               Incorporation

ShopRite of Malverne, Inc.                     New York

New Linden Price Rite, Inc.                    New Jersey

ShopRite of Reading, Inc.                      Pennsylvania

Material Contracts
xviii

      SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT


                                 Dated as of January 7, 2000


                                            Among

                                FOODARAMA SUPERMARKETS, INC.,


                                 NEW LINDEN PRICE RITE, INC.,



                                 THE GUARANTORS NAMED HEREIN,


                                  THE LENDERS NAMED HEREIN,

                                             and

                             GMAC BUSINESS CREDIT, LLC, AS AGENT

                                      TABLE OF CONTENTS


                                                                         Page

I.      DEFINITIONS                                                           1


II.     THE LOANS                                                            17


        SECTION 2.01.  Commitments                                           17
                       -----------
        SECTION 2.02.  Loans                                                 19
                       -----
        SECTION 2.03.  Notice of Loans                                       20
                       ---------------
        SECTION 2.04.  Notes; Repayment of Loans                             21
                       -------------------------
        SECTION 2.05.  Interest on Loans                                     22
                       -----------------
        SECTION 2.06.  Fees                                                  22
                       ----
        SECTION 2.07.  Termination of Revolving Commitments and Capital
                       Expenditure Facility C                                23
                       mitment
        SECTION 2.08.  Interest on Overdue Amounts                           23
                       ---------------------------
        SECTION 2.09.  Prepayment of Loans                                   24
                       -------------------
        SECTION 2.10.  Reserve Requirements; Change in Circumstances         28
                       ---------------------------------------------
        SECTION 2.10A  Change in Legality; Eurodollar Availability           29
                       -------------------------------------------
        SECTION 2.10B  Indemnity                                             30
                       ---------
        SECTION 2.11.  Pro Rata Treatment                                    31
                       ------------------
        SECTION 2.12.  Sharing of Setoffs                                    31
                       ------------------
        SECTION 2.13.  Taxes                                                 32
                       -----
        SECTION 2.14.  Payments and Computations                             34
                       -------------------------
        SECTION 2.15.  Settlement Among Lenders                              34
                       ------------------------
        SECTION 2.16.  Making of Revolving Loans                             37
                       -------------------------
        SECTION 2.17.  Joint and Several Borrowers                           38
                       ---------------------------


IIA.    LETTERS OF CREDIT                                                    38


        SECTION 2A.01.  Issuance of Letters of Credit                        38
                        -----------------------------
        SECTION 2A.02.  Payment; Reimbursement                               38
                        ----------------------
        SECTION 2A.03.  GMACBC's Actions                                     40
                        -----------------------
        SECTION 2A.04.  Payments in Respect of Increased Costs               40
        SECTION 2A.05.  Indemnity as to Letters of Credit                    42
                        ---------------------------------
        SECTION 2A.06.  Letter of Credit Fees                                42
                        ---------------------


III.  COLLATERAL SECURITY                                                    43


        SECTION 3.01.  Security Documents                                    43
                       ------------------
        SECTION 3.02.  Filing and Recording                                  43
                       --------------------
        SECTION 3.03.  Real Property; Mortgages; Title Insurance             44
                       -----------------------------------------
        SECTION 3.04.  Additional Collateral                                 46
                       ---------------------


IV.  REPRESENTATIONS AND WARRANTIES                                          46


        SECTION 4.01.  Organization, Legal Existence                         46
                       -----------------------------
        SECTION 4.02.  Authorization                                         47
                       -------------
        SECTION 4.03.  Governmental Approvals                                47
                       ----------------------
        SECTION 4.04.  Binding Effect                                        47
                       --------------
        SECTION 4.05.  Material Adverse Change                               47
                       -----------------------
        SECTION 4.06.  Litigation; Compliance with Laws; etc                 48
                       -------------------------------------
        SECTION 4.07.  Financial Statements                                  48
                       --------------------
        SECTION 4.08.  Federal Reserve Regulations                           49
                       ---------------------------
        SECTION 4.09.  Taxes                                                 49
                       -----
        SECTION 4.10.  Employee Benefit Plans                                50
                       ----------------------
        SECTION 4.11.  No Material Misstatements                             51
                       -------------------------
        SECTION 4.12.  Investment Company Act; Public Utility Holding
                       Company Act                                           51
        SECTION 4.13.  Security Interest                                     51
                       -----------------
        SECTION 4.14.  Bank Accounts                                         52
                       -------------
        SECTION 4.15.  Subsidiaries                                          52
                       ------------
        SECTION 4.16.  Title to Properties; Possession Under Leases;
                       Trademarks                                            52

        SECTION 4.17.  Solvency                                              53
                       --------
        SECTION 4.18.  Permits, etc                                          54
                       ------------
        SECTION 4.19.  Compliance with Environmental Laws                    54
                       ----------------------------------
        SECTION 4.20.  Material Agreements                                   55
                       -------------------
        SECTION 4.21.  Undrawn Availability                                  55
                       --------------------
        SECTION 4.22   Year 2000                                             55
                       ---------


V.      CONDITIONS OF CREDIT EVENTS                                          56


        SECTION 5.01.  All Credit Events                                     56
                       -----------------
        SECTION 5.01A.  Capital Expenditure Loans                            56
                        -------------------------
        SECTION 5.02.  Second Amendment and Restatement Effective Date       57

VI.  AFFIRMATIVE COVENANTS

        SECTION 6.01.  Legal Existence                                       61
                       ---------------
        SECTION 6.02.  Businesses and Properties                             61
                       -------------------------
        SECTION 6.03.  Insurance                                             62
                       ---------
        SECTION 6.04.  Taxes                                                 62
                       -----
        SECTION 6.05.  Financial Statements, Reports, etc                    63
                       ----------------------------------
        SECTION 6.06.  Litigation and Other Notices                          65
                       ----------------------------
        SECTION 6.07.  ERISA                                                 66
                       -----
        SECTION 6.08.  Maintaining Records; Access to Properties and
                       Inspections; Right to Audit                           67
        SECTION 6.09.  Fiscal Year-End                                       67
                       ---------------
        SECTION 6.10.  Further Assurances                                    67
                       ------------------
        SECTION 6.11.  Additional Grantors and Guarantors                    67
                       ----------------------------------
        SECTION 6.12.  Environmental Laws                                    67
                       ------------------
        SECTION 6.13.  Pay Obligations to Lenders and Perform Other
                       Covenants                                             69

        SECTION 6.14.  Maintain Operating Accounts                           69
                       ---------------------------
        SECTION 6.15.  Amendments                                            70
                       ----------
        SECTION 6.16.  Use of Proceeds                                       70
                       ---------------
        SECTION 6.17  Collateral Locations                                   70
                      --------------------


VII.    NEGATIVE COVENANTS

        SECTION 7.01.  Liens                                                 70
                       -----
        SECTION 7.02.  Sale and Lease-Back Transactions                      72
                       --------------------------------
        SECTION 7.03.  Indebtedness                                          72
                       ------------
        SECTION 7.04.  Dividends, Distributions and Payments                 74
                       -------------------------------------
        SECTION 7.05.  Consolidations, Mergers and Sales of Assets           74
                       -------------------------------------------
        SECTION 7.06.  Investments                                           74
                       -----------
        SECTION 7.07.  EBITDA                                                75
                       ------
        SECTION 7.08.  Leverage Ratio                                        76
                       --------------
        SECTION 7.09.  Debt Service Coverage Ratio                           76
                       ---------------------------
        SECTION 7.10.   Capital Expenditures                                 77
                       ---------------------
        SECTION 7.11  Business                                               78
                      --------
        SECTION 7.12.  Sales of Receivables                                  78
                       --------------------
        SECTION 7.13.  Use of Proceeds                                       78
                       ---------------
        SECTION 7.14.  ERISA                                                 78
                       -----
        SECTION 7.15.  Accounting Changes                                    78
                       ------------------
        SECTION 7.16.  Prepayment or Modification of Indebtedness;
                       Modification of Charter Documents78

        SECTION 7.17.  Transactions with Affiliates                           79
                       ----------------------------
        SECTION 7.18.  Consulting Fees                                        79
                       ---------------
        SECTION 7.19.  Limitations on Dividends and Other Payments            79
                       -------------------------------------------
        VIII. EVENTS OF DEFAULT                                               79


IX.     AGENT                                                                 86


X.      CASH RECEIPTS COLLECTION                                              88


        SECTION 10.01.  Collection of Cash                                    89
                        ------------------
        SECTION 10.02.  Monthly Statement of Account                          91
                        ----------------------------
        SECTION 10.03.  Collateral Custodian                                  91
                        --------------------


XI. MISCELLANEOUS                                                             91


        SECTION 11.01.  Notices                                               91
                        -------
        SECTION 11.02.  Survival of Agreement                                 92
                        ---------------------
        SECTION 11.03.  Successors and Assigns; Participations                92
                        --------------------------------------
        SECTION 11.04.  Expenses; Indemnity                                   95
                        -------------------
        SECTION 11.05.  Applicable Law                                        96
                        --------------
        SECTION 11.06.  Right of Setoff                                       96
                        ---------------
        SECTION 11.07.  Payments on Business Days                             97
                        -------------------------
        SECTION 11.08.  Waivers; Amendments; Final Maturity Date              97
                        ----------------------------------------
        SECTION 11.09.  Severability                                          98
                        ------------
        SECTION 11.10.  Entire Agreement; Waiver of Jury Trial, etc           98
                        -------------------------------------------
        SECTION 11.11.  Confidentiality                                       99
                        ---------------
        SECTION 11.12.  Submission to Jurisdiction                            99
                        --------------------------
        SECTION 11.13. Counterparts; Facsimile Signature                     100
                       ---------------------------------
        SECTION 11.14.  Headings                                             100
                        --------
        SECTION 11.15.  Defaulting Lender                                    100
                        -----------------


XII.  GUARANTEES                                                             102


XIII.  AMENDMENT AND RESTATEMENT                                             103











1061112.9/LLP/214516/002  1/24/100

                                    -  -

EXHIBITS

EXHIBIT A                    Form of Revolving Note
EXHIBIT B-1                  Form of Term Note

EXHIBIT B-2                  Form of Capital Expenditure Facility Note
EXHIBIT C                    Form of Opinion of Counsel
EXHIBIT D                    Form of Pledge Agreement
EXHIBIT E                    Form of Security Agreement
EXHIBIT F                    Form of Assignment and Acceptance
EXHIBIT G                    Intentionally Omitted
EXHIBIT H                    Form of Security Agreement (Partnership Interests)
EXHIBIT I                    Form of Landlord Waiver
EXHIBIT J                    Form of Conversion/Continuation Notice

SCHEDULES

SCHEDULE 2.01                Commitments
SCHEDULE 2.02                Domestic Lending Offices
SCHEDULE 2.03                Eurodollar Lending Offices
SCHEDULE 2.09(d)             Certain Notes Receivable
SCHEDULE 3.03                Original Mortgages
SCHEDULE 4.01                Qualified Jurisdictions
SCHEDULE 4.06(a)             Litigation
SCHEDULE 4.06(b)             Compliance with Laws
SCHEDULE 4.10                ERISA Representation Qualifications
SCHEDULE 4.14                List of Bank Accounts
SCHEDULE 4.15                Subsidiaries
SCHEDULE 4.16(a-1)           Owned Real Property
SCHEDULE 4.16(a-2)           Leased Real Property
SCHEDULE 4.19                Environmental Law Compliance
SCHEDULE 4.20                Material Agreements
SCHEDULE 5.01A               Exceptions to Capital Expenditure Loan Conditions
SCHEDULE 5.02                Closing Date Additional Mortgages
SCHEDULE 6.07(a)             ERISA Covenant Qualifications
SCHEDULE 6.17                Collateral Locations
SCHEDULE 7.01                Existing Liens
SCHEDULE 7.03                Existing Indebtedness
SCHEDULE 7.05                Assets Held for Sale
SCHEDULE 7.06                Permitted Investments

SCHEDULE A            Certain Subsidiaries
SCHEDULE B            Certain Intellectual Property
SCHEDULE C            New/Replacement Store Projects

1061112.9/LLP/214516/002  1/24/100

                                    -  -

     SECOND AMENDED AND RESTATED REVOLVING CREDIT AND TERM LOAN AGREEMENT, dated as of January 7, 2000, among NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation (the "Parent", and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), the Guarantors signatory hereto, the lenders named in Schedule 2.01 annexed hereto (collectively with their respective permitted successors and assigns, the "Lenders"), and GMAC BUSINESS CREDIT, LLC, as agent for the Lenders (in such capacity together with any successor thereto in such capacity, the "Agent").

     New Linden, the Parent, the Guarantors, Heller Financial, Inc. (the ("Previous Lender") and Heller Financial, Inc., as Agent (the "Previous Agent") entered into an Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 2, 1997 (as amended, restated, modified and supplemented through but excluding the date hereof, the "Previous Loan Agreement"), pursuant to which the Previous Lender and the Previous Agent extended certain financial accommodations. The Obligations (as defined under the Previous Loan Agreement) were secured by the Security Documents and the other Loan Documents (including the Mortgages).

     Pursuant to a certain Assignment and Assumption Agreement dated January __, 2000 (the "Assignment Agreement"), the Previous Lender assigned all of its right, title, interest and Commitment as a Lender under the Previous Loan Agreement to GMAC Business Credit, LLC ("GMACBC"). In connection therewith, the Previous Agent resigned and was succeeded by the Agent (as defined in the introductory paragraph of this Agreement) and certain amendments and other modifications were made to the Previous Loan Agreement (the Previous Loan Agreement, as so amended and modified to date, the "Existing Loan Agreement").

               New Linden, the Parent and the Guarantors have requested that the Agent and the Lenders amend and restate the Existing Loan Agreement as follows.

               The proceeds of the Loans (other than the proceeds of the Capital Expenditure Facility) shall be used by the Borrowers to pay fees and expenses in connection with the financing contemplated hereby and for the working capital and general corporate purposes of the Borrowers to the extent that such purposes are permitted hereunder. The Lenders are severally, and not jointly, willing to extend such Loans to the Borrowers subject to the terms and conditions hereinafter set forth. Therefore, the parties hereto agree that the Existing Loan Agreement shall be amended and restated as follows:

               For purposes hereof, the following terms shall have the meanings specified below:

I.      DEFINITIONS

     "Adjusted CAPEX" shall mean, for any period, (i) the total Capital Expenditures of Parent and its Subsidiaries on a Consolidated basis, minus (ii) the sum of (x) all Capital Expenditures for real estate assets acquired pursuant to Capitalized Lease Obligations and (y) all Capital Expenditures relating to New/Replacement Store Projects.

     "Adjusted EBITDA" shall mean, for any period, EBITDA minus cash amounts due, whether or not paid, as rent under capitalized real estate leases (whether accounted for as interest expense, principal amortization, or otherwise).

     "Adjusted Indebtedness" shall mean, (i) Indebtedness of Parent and its Subsidiaries on a Consolidated basis less (ii) any such Indebtedness attributable to Capitalized Lease Obligations related to real estate leases, less (iii) Indebtedness attributable to any construction loan incurred pursuant to and in conformance with Section 7.03(x).

     "Adjusted Interest Expense" shall mean, for any period, the interest expense, net of interest income, of the Parent and its Subsidiaries during such period determined on a Consolidated basis in accordance with generally accepted accounting principles, excluding (i) the amortization of all fees payable in connection with the incurrence of Indebtedness to the extent included in interest expense, and (ii) interest on Capitalized Lease Obligations.

     "Adjusted LIBO Rate" shall mean, with respect to any Eurodollar Loan for any Interest Period a rate of interest equal to:

     (a) the offered rate for deposits in U.S. dollars in the London interbank market for the relevant Interest Period which is published by the British Bankers" Association and currently appears on Telerate Page 3750 as of 11:00 a.m. (London time) on the day which is two (2) Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, that if such a rate ceases to be available on that or any other source from the British Bankers Association, Adjusted LIBO Rate shall be a rate per annum equal to the offered rate for deposits in U.S. dollars in the London interbank market for the relevant Interest Period that appears on Reuters Screen LIBO Page (or any successor page) as of 11:00 a.m. (London time) on the day which is two (2) Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period, provided that if more than one rate is specified on Reuters Screen LIBO Page, Adjuste LIBO Rate shall be a rate per annum equal to the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%); provided, however, that if, for any reason, such a rate is not published by the British Bankers' Association or available on the Reuters Screen LIBO Page, Adjusted LIBO Rate shall be equal to a rate per annum equal to the average rate (rounded upwards, if necessary, to the nearest 1/100 of 1%) at which Agent determines that U.S. dollars in an amount comparable to the amount of the applicable Loans are being offered to prime banks at approximately 11:00 a.m. (London time) on the day which is two
(2) Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period for settlement in immediately available funds by leading banks in the London interbank market selected by Agent; divided by

     (b) a number equal to 1.0 minus the aggregate (but without duplication) of the rates (expressed as a decimal fraction) of reserve requirements in effect on the day which is two (2) Business Days prior to the beginning of such Interest Period (including, without limitation, basic, supplemental, marginal and emergency reserves under any regulations of the Board of Governors of the Federal Reserve System or other governmental authority having jurisdiction with respect thereto, as now and from time to time in effect) for Eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of such Board) which are required to be maintained by a member bank of the Federal Reserve System; such rate to be rounded upward to the next whole multiple of one-sixteenth of one percent (.0625%). -----

     "Affiliate" of any person shall mean any other person which, directly or indirectly, controls or is controlled by or is under common control with such person and, without limiting the generality of the foregoing, includes (i) any other person which beneficially owns or holds 5% or more of any class of voting securities of such person or 5% or more of the equity interest in such person,
(ii) any person of which such person beneficially owns or holds 5% or more of any class of voting securities or in which such person beneficially owns or holds 5% or more of the equity interest in such person and (iii) any person who is known by the Parent or any of its Subsidiaries to be a director, officer or partner of such person. For the purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

     "Agent" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Agent's Account" shall mean the deposit account number 3613249-84 of Agent at Bank One Michigan, or such other deposit account as Agent shall designate by written notice to Borrower.

     "Alternative  Capex  Financing"  shall have the meaning assigned thereto in
Section 7.03 hereof.

     "Applicable Lending Office" shall mean, with respect to each Lender, such Lender's Domestic Lending Office in the case of a Base Rate Loan and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan.

     "Applicable Margin" shall mean (i) in the case of Loans which are Base Rate Loans, (x) one-half of one percent (.50%) if such Base Rate Loans are Revolving Loans, and (y) three-quarters of one percent (.75%) if such Base Rate Loans are Term Loans or Capital Expenditure Loans; and (ii) in the case of Loans which are Eurodollar Loans, (x) two and one-half percent (2.50%) if such Eurodollar Loans are Revolving Loans, and (y) two and three- quarter percent (2.75%) if such Eurodollar Loans are Term Loans or Capital Expenditure Loans.

     "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee and accepted by the Agent, in substantially the form of Exhibit F annexed hereto.

     "Base Rate" shall mean a variable rate of interest per annum equal to the higher of (a) the rate of interest from time to time published by the Board of Governors of the Federal Reserve System as the "Bank Prime Loan" rate in Federal Reserve Statistical Release H.15(519) entitled "Selected Interest Rates" or any successor publication of the Federal Reserve System reporting the Bank Prime Loan rate or its equivalent, or (b) the Federal Funds Effective Rate then in effect plus one-half of one percent (1/2%). The statistical release generally sets forth a Bank Prime Loan rate for each Business Day. The applicable Bank Prime Loan rate for any date not so set forth shall be the rate set forth for the last preceding date. In the event the Board of Governors of the Federal Reserve System ceases to publish a Bank Prime Loan rate or its equivalent, the term "Prime Rate" shall mean a variable rate of interest per annum equal to the highest of the "prime rate", "reference rate", "base rate", or other similar rate announced from time to time by either of Citibank, N.A. or The Chase Manhattan Bank or their respective successors (with the understanding that any such rate may merely be a reference rate and may not necessarily represent the lowest or best rate actually charged to any customer by the any such bank).

     "Base Rate Loan" shall mean a Loan bearing interest based upon the Base Rate in accordance with Article II hereof.

     "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

     "Borrower" and "Borrowers" shall have the respective meanings assigned to such terms in the preamble to this Agreement.

     "Borrowing Base" shall have the meaning assigned to such term in Section 2.01(a)(i) hereof.

     "Business Day" means any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the States of New York or Michigan or is a day on which banking institutions located in either of such states are closed or authorized to close and for the purposes of Eurodollar Loans and the determination of Adjusted LIBO Rate and Interest Periods a day on which U.S. dollar deposits are traded on the London interbank market.

     "Capital Expenditure  Facility" shall mean the loan facility extended under
Section 2.01(c) hereof.

     "Capital Expenditure Facility Availability Period" shall have the meaning set forth in Section 2.01(d).

     "Capital Expenditure Facility Commitment" shall mean with respect to each Lender, the Capital Expenditure Facility Commitment of such Lender set forth in
Schedule  2.01(c),  as it may be adjusted  from time to time pursuant to Section
2.07 and the definition of Total Capital Expenditure Facility Commitment.

     "Capital Expenditure Loan" shall have the meaning set forth in Section 2.01(c).

     "Capital Expenditure Notes" shall mean the Capital Expenditure Notes of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit B-2, as amended, modified or supplemented from time to time.

     "Capital Expenditures" shall mean the amount of all purchases made by the Parent or any of its Subsidiaries directly or indirectly for the purpose of acquiring, constructing or maintaining fixed assets, real property or equipment which, in accordance with generally accepted accounting principles, would be added as a debit to the fixed asset account of the Parent or any such Subsidiary.

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

     "Cash on Hand of Borrowers" shall mean at any point in time of measurement, the sum of (i) all Payments constituting cleared funds on deposit in any deposit accounts of Borrowers that are subject to blocked account, collection account or similar agreements in form and substance satisfactory to Agent but which, at the point in time of measurement have not been wire transferred to Agent's Account;
(ii) all credit and debit card sales that have taken place and have been approved by the relevant credit and/or debit card company but for which credit has not been given by such credit and/or debit card company; (iii) cash and checks which have been delivered by Borrowers into the custody of their armored car service for delivery to any deposit account of Borrowers that are subject to blocked account, collection account or similar agreements in form and substance satisfactory to Agent, but which funds have not yet been deposited into such account and (iv) cash and checks in the stores of the Borrowers which have been deposited into the stores' on-site dual-key depository safes, awaiting pickup by the Borrowers' armored car service.

     "Change of Control" shall mean (i) Joseph Saker, Gloria Saker, Richard Saker and Permitted Family Transferees shall together fail to own, beneficially and control all voting rights with respect to, at least 35% of all of the issued and outstanding capital common stock of the Parent or (ii) Joseph Saker, Gloria Saker and Richard Saker shall together fail to own, beneficially and all voting rights with respect to, at least 30% of all of the issued and outstanding Capital Common Stock of the Parent (provided, however that the 30% requirement set forth in this clause (ii) shall be reduced by 1% each year (e.g., from 30% to 29% and from 29% to 28%, etc.) effective on each anniversary date of the Closing Date, but in no event to lower than 25%.

               "CIT" shall mean The CIT Group/Equipment Financing, Inc.
                       ---

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

               "Collateral" shall mean all collateral and security as described in the Security Documents.
                       ----------

     "Commitment" shall mean, with respect to each Lender, the sum of the Revolving Commitment, the Term Commitment and the Capital Expenditure Facility Commitment of such Lender as set forth in Schedule 2.01, as it may be adjusted from time to time pursuant to Section 2.07.

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

     "Debt Service Coverage Ratio" shall mean, for any period, the ratio of (i) Operating Cash Flow to (ii) the sum of (A) Adjusted Interest Expense for such period, (B) provision for (to the extent greater than zero) income taxes included in the determination of Net Income (excluding any provision for deferred taxes), (C) payment of deferred taxes accrued in any prior period, and
(D) the aggregate of regularly scheduled principal payments of all Adjusted Indebtedness made or scheduled to have been made by the Parent and its
Subsidiaries during such period, determined on a Consolidated basis in accordance with generally accepted accounting principles.

     "Default" shall mean any condition, act or event which, with notice or lapse of time or both, would constitute an Event of Default.

     "Defaulting  Lenders"  shall  have the  meaning  assigned  to such  term in
Section 11.15(a) hereof.

     "Dollars" or the symbol "$" shall mean dollars in lawful currency of the United States of America.

     "Domestic Lending Office" shall mean, with respect to any Lender, the office of such Lender specified as its 'Domestic Lending Office' opposite its name in Schedule 2.02 annexed hereto, or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

     'EBITDA' shall mean, for any period, Net Income plus, (X) to the extent included in the calculation of Net Income, the sum of (i) any extraordinary non-cash losses, (ii) the amount of any reserves taken and occasioned by the closing of store locations, (iii) non-cash charges for assets written down as a result of store remodels and/or closedowns, (iv) interest expenses net of interest income, (v) depreciation and amortization, and (vi) federal, state and local income taxes, and less (Y) the sum of (i) any extraordinary non-cash gains included in the calculation of Net Income, (ii) any extraordinary cash gains included in the calculation of Net Income, but only to the extent such gains exceed extraordinary cash losses included in the calculation of Net Income, and
(iii) any charges to balance sheet reserves previously or presently established in connection with the closing of store locations or the disposition of other assets, in each case of the Parent and its Subsidiaries for such period determined on a Consolidated basis, computed and calculated in accordance with generally accepted accounting principles.

     'Eligible Inventory' shall mean inventory owned by a Borrower which is not, in the commercially reasonable judgment of the Agent, obsolete or unmerchantable and is and at all times shall continue to be acceptable to the Agent in its commercially reasonable judgment in all respects but shall in any event include only finished goods and shall not in any event include delicatessen, bakery, floral, meat, fish, produce goods and/or milk and certain other subcategories of dairy to be determined by the Agent, provided, however, that the Agent may, in its sole discretion, deem certain raw material bakery and commissary goods, certain supplies and certain non-perishable goods included by the Borrowers under the perishable category to be acceptable. Standards of eligibility may be fixed and revised from time to time solely by the Agent in the Agent's exclusive commercially reasonable judgment. In determining eligibility, the Agent may, but need not, rely on reports and schedules furnished by the Borrowers, but reliance by the Agent thereon from time to time shall not be deemed to limit the right of the Agent to revise standards of eligibility at any time as to both present and future inventory of the Borrowers.

     'Environmental Claim' shall mean any written notice of violation, claim, demand, abatement or other order by any governmental authority or any person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or deed or use restrictions, resulting from or based upon (i) the existence, or the continuation of the existence, of a Release (including, without limitation, sudden or non-sudden, accidental or nonaccidental Releases), of, or exposure to, any Hazardous Material in, into or onto the environment (including, without limitation, the air, ground, water or any surface) at, in, by or from any of the properties of the Parent or its Subsidiaries, (ii) the environmental aspects of the transportation, storage, treatment or disposal of Hazardous Materials in connection with the operation of any of the properties of the Parent or its Subsidiaries or (iii) the violation, or alleged violation by the Parent or any of its Subsidiaries, of any Environmental Laws relating to any of the properties of the Parent or its Subsidiaries.

     'Environmental Laws' shall mean the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. ' 9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C. ' 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C.' 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. '167> 1251 et seq.), the Oil Pollution Act of 1990 (P.L. 101-380), the Safe Drinking Water Act (42 U.S.C. '300(f), et seq.), the Clear Air Act (42 U.S.C. ' 7401 et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. '2601 et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C. '136 et seq.), and the Occupational Safety and Health Act (29 U.S.C. '651 et seq.), as such laws have been and hereafter may be amended or supplemented, and any related or analogous present or future Federal, state or local, statutes, rules, regulations, ordinances, licenses, permits and orders of regulatory and administrative bodies.

     'ERISA' shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder, as in effect from time to time.

     'ERISA Affiliate' shall mean any trade or business (whether or not incorporated) which together with the Parent or any of its Subsidiaries would be treated as a single employer under the provisions of Title I or Title IV of ERISA.

     'Eurodollar Lending Office' shall mean, with respect to any Lender, the office of such Lender specified as its 'Eurodollar Lending Office' opposite its name in Schedule 2.03 annexed hereto (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

     'Eurodollar Loan' shall mean a Loan bearing interest based on the Adjusted LIBO Rate in accordance with Article II hereof.

     'Event of Default' shall have the meaning assigned to such term in Article VIII hereof.

     'Existing Loan Agreement' shall have the meaning assigned to such term in the preamble to this Agreement.

     'Federal Funds Effective Rate' means, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the immediately following Business Day by the Federal Reserve Bank of New York or, if such rate is not published for any Business Day, the average of the quotations for the day of the requested Loan received by Agent from three Federal funds brokers of recognized standing selected by Agent.

     'Fee Letter' shall mean the letter dated as of the Second Amendment and Restatement Date between and among the Borrowers and the Agent.

     'Final Maturity Date' shall mean December 31, 2004, subject to extension pursuant to Section 11.08(c) hereof.

     'Financed  Equipment'  shall  have the  meaning  assigned  to such  term in
Section 5.01A(b) hereof.

     "Financial Officer' shall mean, with respect to any person, the chief financial officer or chief accounting officer of such person.

     "Finova" shall mean and refer to Finova Capital Corporation, a Delaware corporation.

     "Fiscal Quarter" shall mean and refer to each fiscal quarter of Parent and its Subsidiaries in accordance with their respective historical practices.

     "Fiscal Year" shall mean the fiscal year of the Parent for accounting purposes which ends on the Saturday nearest to October 31 of each year.

     "GMAC" shall mean General Motors Acceptance Corporation, a Delaware corporation. "GMACBC" shall have the meaning set forth in the preamble to this Agreement.

     "Grantor" shall mean any Assignor, Grantor, Pledgor, Mortgagor or Debtor, as such terms are defined in any of the Security Documents.

     'Guarantee' shall mean any obligation, contingent or otherwise, of any person guaranteeing or having the economic effect of guaranteeing any Indebtedness or obligation of any other person in any manner, whether directly or indirectly, and shall in any event include any guarantee under Article XII hereof, and shall include, without limitation, any obligation of such person, direct or indirect, to (i) purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness or obligation, (ii) purchase property, securities or services for the purpose of assuring the owner of such Indebtedness or obligation of the payment of such Indebtedness or obligation, or (iii) maintain working capital, equity capital, available cash or other financial condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness or obligation; provided, however, that the term Guarantee shall not include endorsements for collection or collections for deposit, in either case in the ordinary course of business.

     'Guarantor' shall mean, collectively, the Borrowers and each Subsidiary thereof or any Subsidiary of the Parent which becomes a guarantor of the Obligations after the date hereof.

     'Hazardous Material' shall mean any pollutant, contaminant, chemical, or industrial or hazardous, toxic or dangerous waste, substance or material, defined or regulated as such in (or for purposes of) any Environmental Law and any other toxic, reactive, or flammable chemicals, including (without limitation) any asbestos, any petroleum (including crude oil or any fraction), any radioactive substance and any polychlorinated biphenyls; provided, in the event that any Environmental Law is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment; and provided, further, to the extent that the applicable laws of any state establish a meaning for 'hazardous material,'
'hazardous substance,' 'hazardous waste,' 'solid waste' or 'toxic substance' which is broader than that specified in any federal Environmental Law, such broader meaning shall apply.

               "Heller" shall mean Heller Financial, Inc.
                       ------

               "Indebtedness" shall mean, with respect to any person, without duplication, (a) all obligations of such person for borrowed money or with respect to deposits (excluding security deposits received by a Grantor in connection with real property subleases) or advances of any kind, (b) all obligations of such person evidenced by bonds, debentures, notes or other similar instruments, (c) all obligations of such person for the deferred purchase price of property or services, except current accounts payable arising in the ordinary course of business and not overdue, (d) all obligations of such person under conditional sale or other title retention agreements relating to property purchased by such person, (e) all payment obligations of such person with respect to interest rate or currency protection agreements, (f) all obligations of such person as an account party under any letter of credit or in respect of bankers' acceptances, (g) all obligations of any third party secured by property or assets owned by such person (regardless of whether or not such person is liable for repayment of such obligations), (h) all Guarantees of such person and (i) all obligations of such person as lessee under leases the expenditures under which are Capitalized Lease Obligations.

     "Indemnitees" shall have the meaning assigned to such term in Section 11.04(c) hereof.

     "Information" shall have the meaning assigned to such term in Section 11.11 hereof.

     "Initial Closing Date" shall mean February 15, 1995.

     "Intercreditor Agreements" shall mean each of (i) the Intercreditor Agreement dated as of January 25, 1996 (as amended, the "Finova Intercreditor Agreement") among Finova, the Parent, New Linden and the Agent (as successor to NatWest Bank, N.A.); (ii) the Intercreditor Agreement dated as of September 12, 1996 (as amended, the "Wakefern Intercreditor Agreement") among Valley National Bank (as successor to Wakefern), the Parent, New Linden and the Agent (as successor to NatWest Bank, N.A.); (iii) the Intercreditor Agreement dated as of August 31, 1998 (as amended, the "CIT Intercreditor Agreement") among CIT, the Parent, New Linden and the Agent (as successor to Heller Financial, Inc.) and
(iv) the letter agreement dated December 28, 1999 (the "GE Capital Agreement") between the Agent and GE Capital Corporation (as successor to MetLife Capital Corporation).

     "Interest Payment Date" shall mean (i) in the case of a Base Rate Loan, the first day of each month, commencing February 1, 2000, and (ii) with respect to any Eurodollar Loan, the last day of the Interest Period applicable thereto, and, in addition, in respect of any Eurodollar Loan of more than three (3) months' duration, each earlier day which is three (3) months after the first day of such Interest Period.

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

     "Issuing Bank" shall mean GMAC and/or any other financial institution that issues a Letter of Credit.

     "Landlord Waiver" shall mean a landlord's or bailee's agreement with respect to each property of a Borrower subject to a lease substantially in the form of Exhibit I hereto or as agreed to by Agent.

     "Lender" shall have the meaning assigned to such term in the preamble to this Agreement.

     "Letter of Credit" shall have the meaning assigned such term in Section 2A.01 hereof.

     "Letter of Credit Usage" shall mean at any time, (i) the aggregate undrawn amount of all outstanding Letters of Credit plus (ii) any unreimbursed drawing at such time under Letters of Credit.

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

     "Loan" shall mean, collectively, each Revolving Loan, the Term Loan and each Capital Expenditure Loan.

     "Loan Documents" shall mean this Agreement, each Security Document, the Notes, the Intercreditor Agreements, any letter of credit applications with respect to Letters of Credit and each other document, instrument, or agreement now or hereafter delivered to the Agent, any Lender, Issuing Bank or GMACBC in connection herewith or therewith.

     "Margin  Stock" shall have the meaning  assigned to such term in Regulation
U.

               "Material Adverse Effect" shall mean a material adverse effect on (i) the business, assets, liabilities, properties, prospects (within one year of the date of determination and in any event excluding the effects of the opening or expansion of competing stores), operations or financial condition of any Borrower, or the Parent and its Subsidiaries taken as a whole, (ii) the ability of any Borrower or any Guarantor to perform or pay the Obligations in accordance with the terms hereof or of any other Loan Document or to perform its other material obligations thereunder or (iii) the Agent's
Lien on any material portion of the Collateral or the priority of such Lien.

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

          "New/Replacement Store Projects" shall mean the new store projects and replacement store projects described on Schedule C hereto.

          "Non-Ratable  Loans"  shall have the meaning  assigned to such term in
     Section 2.15(c)(iii) hereof.

          "Notes" shall mean collectively, the Revolving Notes, the Capital Expenditure Notes and the Term Notes.

          "Obligations" shall mean all obligations, liabilities and Indebtedness of any Borrower and/or any Guarantor to the Lenders, the Agent, any Issuing Bank and/or GMACBC, whether now existing or hereafter created, direct or indirect, due or not, whether created directly or acquired by assignment, participation or otherwise, under or with respect to this Agreement, the Notes, the Security Documents and the other Loan Documents, including without limitation, the principal of and interest on the Loans and the payment or performance of all other obligations, liabilities, and Indebtedness of any Borrower and/or any Guarantor to the Lenders, the Agent, any Issuing Bank and/or GMACBC hereunder, under or with respect to the Letters of Credit (including, without limitation, any obligation of any Borrower and/or any Guarantor to reimburse the Lenders, the Agent, any Issuing Bank and/or GMACBC with respect to any amounts paid in connection with Letters of Credit) or under any one or more of th other Loan Documents, including but not limited to all fees, costs, expenses and indemnity obligations hereunder and thereunder.

               "Operating  Cash  Flow"  shall mean, for any period
(i) Adjusted EBITDA for such period, minus (ii) the difference between (x) Adjusted CAPEX for such period and (y) Remodel/Expansion CAPEX for such period for stores in operation as of the Second Amendment and Restatement Date, each for the Parent and its Subsidiaries on a Consolidated basis.

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

               "Permitted Family Transferees" shall mean a spouse, sibling, child or grandchild of Richard Saker, Gloria Saker or Joseph Saker or any trust established by Richard Saker, Gloria Saker or Joseph Saker, the beneficiary of which is the spouse, sibling or grandchild of Richard Saker, Gloria Saker or Joseph Saker.

          "Person" shall mean any natural person,
corporation, business trust, association, company, joint venture, partnership, limited liability company, or government or any agency or political subdivision thereof.

          "Plan"  shall mean any  employee  benefit  plan  within the meaning of
     Section 3(3) of ERISA and which is maintained (in whole or in part) for employees of the Parent, any Subsidiary thereof or any ERISA Affiliate.

          "Pledge Agreement" shall mean the Pledge Agreement, dated as of the Initial Closing Date, among the Parent, New Linden, the Guarantors and the Agent, for the benefit of the Secured Parties, in substantially the form of Exhibit D annexed hereto, as amended, modified or supplemented from time to time.

          "Pledged Stock" shall have the meaning assigned to such term in the Pledge Agreement.

          "Previous Agent" shall have the meaning assigned thereto in the preamble to this Agreement.

          "Previous Lender" shall have the meaning assigned thereto in the preamble to this Agreement.

          "Previous Loan Agreement" shall have the meaning assigned thereto in the preamble to this Agreement.

          "Reading" shall mean Shop Rite of Reading, Inc., a Pennsylvania corporation.

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

          "Remodel/Expansion CAPEX" shall mean with respect to any of Borrower's individual stores, Capital Expenditures used specifically for a remodeling or expansion project, which Capital Expenditures with respect to each such project equals or exceeds $500,000.

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

          "Second Amendment and Restatement Date" shall mean January 7, 2000.

          "Secured Parties" shall mean the Agent, the Lenders and GMACBC.

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

               "Settlement Date" shall mean each Business Day after the Second Amendment and Restatement Date selected by the Agent in its sole discretion subject to and in accordance with the provisions of Section 2.15(c) as of which a Settlement Report is delivered by the Agent and on which settlement is to be made among the Lenders in accordance with the provisions of
Section 2.15 hereof.

          "Settlement Report" shall mean each report prepared by the Agent and delivered to each Lender and setting forth, among other things, as of the Settlement Date indicated thereon and as of the next preceding Settlement Date, (i) the aggregate principal balance of all Loans outstanding, (ii) each Lender's ratable portion thereof, and (iii) all Loans made, and all payments of principal received by the Agent from or for the account of the Borrowers during the period beginning on such next preceding Settlement Date and ending on such Settlement Date.

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

          "Subsidiary" shall mean, with respect to any person, the parent of such person, any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled, directly or indirectly, by the parent or one or more Subsidiaries of the parent. All references to Subsidiaries of the Parent shall include the Borrowers.

          "Taxes" shall have the meaning assigned to such term in Section 2.13(a) hereof.

               "Term Commitment" shall mean, with respect to each Lender, the Term Commitment of such Lender as set forth in Schedule 2.01(b) to be reduced pro-rata by amounts amortized pursuant to Section 2.01(b).

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

               "Total  Capital  Expenditure  Facility  Commitment"
shall mean the lesser of (i) $20,000,000 and (ii) the sum of the Lenders' Capital Expenditure Facility Commitments; provided, however, that the sum in clause (i) shall be permanently reduced by the amount of any Alternative Capex Financing consummated under Section 7.03 and as a result thereof each Lender's Capital Expenditure Facility Commitment shall be reduced on a pro rata basis..

               "Total Commitment" shall mean the sum of the Lenders' Total Revolving Commitments, Total Capital Expenditure Facility Commitments and Total Term Commitments.

               "Total Revolving  Commitment" shall mean the lesser
of  (i)  $25,000,000  and  (ii)  the  sum  of  the   Lenders'   Revolving
Commitments.

               "Total  Term  Commitment"  shall mean the lesser of
(i) $10,000,000 and (ii) the sum of the Lenders' Term Commitments.

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

          "Wakefern"   shall  mean   Wakefern  Food  Corp.,   a  corporation.


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

II.     THE LOANS

        SECTION 2.01.  Commitments.
                       -----------

          (a) Revolving Commitment. (i) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Loans to the Borrowers, at any time and from time to time from the date hereof to the Termination Date in an aggregate principal amount at any time outstanding not to exceed the amount of such Lender's Revolving Commitment set forth opposite its name in Schedule 2.01(a) annexed hereto, as such Revolving Commitment may be reduced from time to time in accordance with the provisions of this Agreement. Notwithstanding the foregoing, the aggregate principal amount of Revolving Loans outstanding at any time to the Borrowers shall not exceed
     (1) the lesser of (A) the Total Revolving Commitment (as such amount may be reduced pursuant to Section 2.07 hereof) and (B) an amount equal to sixty-five percent (65%) of the Net Amount of Eligible Inventory (this clause (1) (B) referred to herein as the "Borrowing Base"), minus (2) the Letter of Credit Usage at such time (which Letter of Credit Usage shall not exceed $4,500,000 at any time), and minus (3) reserves established pursuant to Section 2.01(a)(iii) below at such time. The Borrowing Base will be computed weekly and a compliance certificate from a Responsible Officer of the Borrowers presenting its computation will be delivered to the Agent in accordance with Section 6.05 hereof.

          (ii) Subject to the foregoing and within the foregoing limits, and subject to all other applicable terms, provisions and limitations set forth in this Agreement, the Borrowers may borrow, repay (or, subject to the provisions of Section 2.09 hereof, prepay) and reborrow Revolving Loans, on and after the date hereof and prior to the Termination Date.

                      (iii) The Agent may from time to time decrease the Loans and Letters of Credit available to the Borrowers by an amount equal to the aggregate amount of all reserves which the Agent deems necessary or desirable to maintain hereunder, such reserves to be determined by the Agent in its commercially reasonable judgment and to include, without limitation, reserves with respect to (i) rent payments with respect to premises leased by the Borrowers for which a Landlord Waiver has not been obtained, (ii) trust fund liabilities under the Perishable Agricultural Commodities Act and the Packers and Stockyards Act, (iii) environmental remediation and liability, (iv) Liens on Collateral (other than Liens in existence on the Second Amendment and Restatement Date which are listed on Schedule 7.01; and (v) credit exposure of Borrowers with respect to interest rate protection arrangements. Agent shall provide Borrowers with prompt notice, in writing, of any such reserves established.

          (b) Term Commitments. The aggregate outstanding principal balance of the Term Loan as of the Second Amendment and Restatement Date is $10,000,000. On and after the Second Amendment and Restatement Date, the Term Loan shall be payable in twenty (20) consecutive quarterly installments of principal, each equal to $500,000, commencing on April 1, 2000, and on the first day of each subsequent July, October, January and April thereafter. The entire remaining principal amount of the Term Loan shall be due and payable on the Final Maturity Date. ----------------

               (c) Capital Expenditure Facility. Subject to the terms and conditions hereof (including, without limitation, the conditions set forth in
Section 5.01A) and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Loans (the
"Capital   Expenditure  Loans")  during  the  Capital  Expenditure
Facility Availability Period to the Borrowers to finance Borrowers' purchase of Financed Equipment for use in New/Replacement Store Projects in the sum equal to such Lender's aggregate Capital Expenditure Facility Commitment in an amount not to exceed ninety-five percent (95%) of the net invoice cost of such Financed Equipment purchased by Borrowers (which shall be exclusive of shipping, handling, taxes, and installation costs, provided, however, that in the case of refrigeration equipment, installation costs may be included), provided that the total amount of all outstanding Capital Expenditure Loans shall not exceed the Total Capital Expenditure Facility Commitment. All Capital Expenditure Loans must be in original principal amounts of not less than $250,000. Once repaid, a Capital Expenditure Loan may not be reborrowed. Capital Expenditure Loans may consist of either Base Rate Loans or Eurodollar Rate Loans and may be converted pursuant to Section 2.02 hereof.

               (d) Capital Expenditure Loans shall be available at all times from the Second Amendment and Restatement Date through and excluding the earlier of (i) the Termination Date and (ii) the second anniversary of the Second
Amendment  and  Restatement  Date  (the  "Capital   Expenditure  Facility
Availability Period"). At the end of such two year Capital Expenditure Facility Availability Period, the sum of the principal amount of all Capital Expenditure Loans made during such Capital Expenditure Facility Availability Period will be amortized on the basis of a twenty-eight (28) quarter amortization schedule. The Capital Expenditure Loans shall be, with respect to principal, payable in equal quarterly installments based upon the amortization schedule set forth above, commencing on April 1, 2002 and on the first day of each July, October, January and April thereafter, subject to acceleration upon the occurrence of an Event of Default under this Agreement or termination of this Agreement. In any event, the entire principal amount of the Capital Expenditure Loans shall be due and payable on the Final Maturity Date.

          SECTION 2.02. Loans. (a) The Eurodollar Loans made by the Lenders on any date shall be in integral multiples of $1,000,000 and in a minimum aggregate principal amount of $1,000,000. -----

          (b) Subject to the provisions of Sections 2.15 and 2.16 hereof, Loans shall be made ratably by the Lenders in accordance with their respective Commitments; provided, however, that the failure of any Lender to make any Loan shall not in itself relieve any other Lender of its obligation to lend hereunder. The initial Loans shall be made by the Lenders against delivery of Notes, payable to the order of the Lenders, as referred to in Section
     2.04 hereof. -------- -------

          (c) Each Loan shall be either a Base Rate Loan or a Eurodollar Loan as the Borrowers may request pursuant to Section 2.03 hereof. Each Lender may fulfill its obligations under this Agreement by causing its Applicable Lending Office to make such Loan; provided, however, that the exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the term of the Notes. Not more than three (3) Eurodollar Loans may be outstanding at any one time. -------- -------

          (d) Subject to the provisions of Sections 2.15 and 2.16 hereof, each Lender shall make its Loans on the proposed dates thereof by paying the amount required to the Agent in immediately available funds not later than 1:00 p.m., New York City time, and the Agent shall as soon as practicable, but in no event later than 3:00 p.m., New York City time, wire the amounts received to a deposit account designated by the Borrowers, or, if Loans are not to be made on such date because any condition precedent to a borrowing herein specified is not met, return the amounts so received to the respective Lenders.

          (e) The Borrowers shall have the right at any time upon prior irrevocable written or facsimile notice to the Agent given in the manner and at the times specified in Section 2.03 hereof and in substantially the form of Exhibit J (a "Conversion/Continuation Notice") hereof with respect to the Loans into which conversion or continuation is to be made, to convert all or any portion of Eurodollar Loans into Base Rate Loans, to convert all or any portion of Base Rate Loans into Eurodollar Loans (specifying the Interest Period to be applicable thereto) and to continue all or any portion of any Eurodollar Loans into a subsequent Interest Period selected by the Borrowers in accordance with the terms hereof, in each instance subject to the terms and conditions of this Agreement (including the last sentence of Section 2.02(c) hereof) and to the following:

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

          (v) no Default or Event of Default shall have occurred and be continuing; and

          (vi) in the case of a Term Loan or a Capital Expenditure Loan which is being converted to a Eurodollar Loan or is being continued as a Eurodollar Loan, there shall be sufficient remaining Term Loans and/or Capital Expenditure Loans, as the case may be, to repay the next succeeding scheduled principal installment with respect to such Term Loans and/or Capital Expenditure Loans, as the case may be, without requiring an indemnity payment under Section 2.10B of this Agreement.

               The Interest Period applicable to any Eurodollar Loan resulting from a conversion or continuation shall be specified by the Borrower in the irrevocable Conversion/Continuation Notice delivered pursuant to this Section; provided, however, that if no such Interest Period shall be specified, the Borrowers shall be deemed to have selected an Interest Period of one (1) month's duration. If the Borrowers shall not have given timely notice to continue any Eurodollar Loan into a subsequent Interest Period (and shall not otherwise have given notice to convert such Loan), such Loan (unless repaid or required to be repaid pursuant to the terms hereof) shall, subject to (iv) above, automatically be converted into a Base Rate Loan.

        SECTION 2.03. Notice of Loans. The Borrowers shall, through a Responsible Officer, give the Agent irrevocable written or facsimile notice of each borrowing (including, without limitation, a conversion as permitted by Section 2.02(e) hereof) (i) not later than 11:00 A.M., New York City time, three
(3) Business Days before a proposed Eurodollar Loan borrowing or conversion, and
(ii) not later than 12:00 Noon, New York City time on the Business Day of the requested Base Rate Loan borrowing or conversion. Such notice shall specify (x) whether the Loans then being requested are to be Base Rate Loans or Eurodollar Loans, (y) the date of such borrowing (which shall be a Business Day) and amount thereof and (z) if such Loans are to be Eurodollar Loans, the Interest Period with respect thereto. If no election as to the type of Loan is specified in any such notice, all such Loans shall be Base Rate Loans. If no Interest Period with respect to any Eurodollar Loan is specified in any such notice, then an Interest Period of one (1) month's duration shall be deemed to have been selected.
The Agent shall promptly advise the Lenders of any notice given pursuant to this
Section 2.03 and of each Lender's portion of the requested borrowing.

          SECTION 2.04. Notes; Repayment of Loans.

          (a) Revolving Notes. All Revolving Loans made by a Lender to the Borrowers shall be evidenced by a single Revolving Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit A annexed hereto, delivered and payable to such Lender in a principal amount equal to its Revolving Commitment in respect of the Borrowers on such date. The outstanding balance of each Revolving Loan, as evidenced by any such Revolving Note, shall mature and be due and payable on the Termination Date. --------------- ---------

          (b) Term Notes. All Term Loans made by a Lender to the Borrowers shall be evidenced by a single Term Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit B-1 annexed hereto, delivered and payable to such Lender in an aggregate principal amount equal to its Term Commitment in respect of the Borrowers on such date. The outstanding balance of the Term Loan, as evidenced by the Term Note, shall be repaid as required under Section 2.01(b) hereof. ---------- -----------

          (c) Capital Expenditure Notes. All Capital Expenditure Loans made by a Lender to the Borrowers shall be evidenced by a single Capital Expenditure Note, duly executed on behalf of the Borrowers, in substantially the form of Exhibit B-2 annexed hereto, delivered and payable to such Lender in an aggregate principal amount equal to its Capital Expenditure Facility Commitment in respect of the Borrowers on such date. The outstanding balance of the Capital Expenditure Loans, as evidenced by the Capital Expenditure Note, shall be repaid as required under Section 2.01(c) hereof.
     -------------------------

          (d) Each Note shall bear interest from its date on the outstanding principal balance thereof, as provided in Section 2.05 hereof.

          (e) Each Lender, or the Agent on its behalf, shall, and is hereby authorized by the Borrowers to, endorse on the schedule attached to the Notes of such Lender (or on a continuation of such schedule attached to such Note and made a part thereof) an appropriate notation evidencing the date and amount of each Loan to the Borrowers from such Lender, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any person to make such a notation on a Note shall not affect any obligations of the Borrowers under such Note. Any such notation shall be conclusive and binding as to the date and amount of such Loan or portion thereof, or payment or prepayment of principal or interest thereon, absent manifest error. -------- -------

          (f) Each Borrower hereby irrevocably authorizes and directs the Agent on behalf of itself and the Lenders to charge the loan accounts of the Borrowers with the Agent for all amounts which may now or hereafter be due and payable by Borrowers and their Subsidiaries hereunder or under any other Loan Document, including, without limitation, all amounts of principal and interest, fees and expenses. If at any time there is not sufficient availability to cover any of the payments referred to in the prior sentence, and, in any event, upon the occurrence and during the continuance of any Default, the Borrowers shall make any such payments to the Agent on demand.

          SECTION 2.05. Interest on Loans. (a) Subject to the provisions of Sections 2.05(d) and Section 2.08 hereof, each Base Rate Loan shall bear interest at a rate per annum equal to the Base Rate plus the Applicable Margin.

          (b) Subject to the provisions of Section 2.05(c) and Section 2.08 hereof, each Eurodollar Loan shall bear interest at a rate per annum equal to the Adjusted LIBO Rate plus the Applicable Margin.

          (c) Interest on each Loan shall be payable in arrears on each applicable Interest Payment Date and on the maturity thereof (whether as scheduled, by acceleration or otherwise). Interest on each Loan shall be computed based on the number of days elapsed in a year of 360 days. The Agent shall determine each interest rate applicable to the Loans and shall promptly advise the Borrowers and the Lenders of the interest rate so determined (which determination shall be conclusive and binding on the Borrowers and the Lenders absent manifest error).

        SECTION 2.06. Fees. (a) The Borrowers shall pay to the Agent for the benefit of the Lenders without duplication for any time period,(i) on the first Business Day of each month in arrears commencing February 1, 2000, (ii) on the date of any reduction of the Revolving Commitment and/or Capital Expenditure Facility Commitment pursuant to Section 2.07 hereof and (iii) on the Termination Date, in immediately available funds, a commitment fee (the "Commitment
Fee") of one-half percent (1/2%) per annum on (A) the average amount, calculated on a daily basis, by which the Revolving Commitment of such Lender, during the month (or shorter period commencing with the date hereof or ending with the Termination Date) ending on such date exceeds the aggregate outstanding principal amount of the Revolving Loans made by such Lender and such
Lender's   pro  rata  share  of  the  aggregate  undrawn  amount  of  all outstanding Letters of Credit plus (B) the average amount, calculated on a daily basis for the Capital Expenditure Facility Availability Period only, by which the Capital Expenditure Facility Commitment of such Lender, during the month (or shorter period commencing on the date hereof or ending with the Termination
Date) ending on such date exceeds the aggregate outstanding principal amount of the Capital Expenditure Loans made by such Lender. The Commitment Fee due to each Lender under this Section 2.06(a)(A) shall commence to accrue on the Second Amendment and Restatement Date and cease to accrue on the earlier of (i) the Termination Date and (ii) the termination of the Revolving Commitment of such Lender pursuant to Section 2.07 hereof. The Commitment Fee due to each Lender under Section 2.06(a)(B) shall commence to accrue on the Second Amendment and Restatement Date and cease to accrue on the earlier of (i) the Termination Date and (ii) the two year anniversary of the Second Amendment and Restatement Date. The Commitment Fee shall be calculated on the basis of the actual number of days elapsed in a year of 360 days. The Borrowers represent and warrant to Agent and Lenders that all interest, commitment fees and unused line fees that have been accrued and unpaid as of immediately prior to the Second Amendment and Restatement Date have been paid to Previous Lender.

          (b) The Borrowers shall pay to the Agent, for its own account, an audit fee of $650 per audit day per auditor of GMACBC, plus out-of-pocket expenses incurred, and fees, costs and expenses paid to third-party auditors.

        SECTION  2.07.   Termination  of  Revolving   Commitments   and  Capital
Expenditure Facility Commitment. (a) Upon at least five (5) Business Days' prior irrevocable written notice (or facsimile notice promptly confirmed in writing) to the Agent, the Borrowers may at any time in whole permanently terminate or in part permanently reduce the Total Revolving Commitment and/or the Total Capital Expenditure Facility Commitment; provided, however, that no termination or partial reduction may be made with respect to the Total Revolving Commitment if any Term Loan, Capital Expenditure Loan or Capital Expenditure Facility Commitment is outstanding.

          (b) Simultaneously with any termination or partial reduction of the Total Revolving Commitment pursuant to paragraph (a) of this Section 2.07, the Borrowers shall (i) pay to the Agent for the account of the Lenders, the Commitment Fee due and owing through and including the date of such termination on the amount of the Revolving Commitment and Capital Expenditure Facility Commitment of such Lender, (ii) with respect to a partial reduction in the Revolving Commitment, terminate the Capital Expenditure Facility Commitment and repay all Obligations (other than with respect to the Revolving Loans) and (iii) with respect to a termination of the Revolving Commitment, terminate all other Commitments under this Agreement and repay all of the Obligations.

          (c) Simultaneously with the termination or partial reduction of the Total Capital Expenditure Facility Commitment pursuant to paragraph (a) of this Section 2.07, the Borrowers shall pay to the Agent for the account of the Lenders the Commitment Fee due and owing through and including the date of such termination on the amount of the Capital Expenditure Facility of such Lender.

          (d) In any event, the Revolving Commitment and Capital Expenditure Facility Commitment of each Lender shall automatically and permanently terminate on the Termination Date unless extended as herein provided, and all Revolving Loans and Capital Expenditure Loans still outstanding on such date shall be due and payable in full together with accrued interest thereon.

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

        SECTION 2.09. Prepayment of Loans. (a) Subject to the terms and conditions contained in this Section 2.09 and elsewhere in this Agreement, the Borrowers shall have the right to prepay any Revolving Loan, Term Loan and/or Capital Expenditure Loan at any time in whole or from time to time in part (except in the case of a Eurodollar Loan, only on the last day of an Interest Period therefor) without penalty (except as otherwise provided for herein); provided, however, that each such partial prepayment of a Eurodollar Loan shall be in an integral multiple of $1,000,000, and provided, further, that no prepayment of Term Loans may be made under this Section 2.09(a) to the extent that any Capital Expenditure Loans or any Capital Expenditure Facility Commitments shall remain outstanding.

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

               (d) Within five days of (i) the sale or other disposition (other than the sale of Inventory in the ordinary course of business, collections of accounts receivable arising out of the sale of Inventory in the ordinary course of business, collections of notes receivable in existence prior to February 15, 1995 or accounts receivable in existence prior to February 15, 1995 and subsequently converted to notes receivable, in each case listed on Schedule 2.09(d), payments made to the Parent or any of its Subsidiaries as lessors with respect to store leases, sales of assets of less than $10,000 per transaction or series of transactions, or $50,000 in the aggregate over the term of this Agreement and returns of insurance deposits and other deposits made by Borrowers in their ordinary course of business) of any assets of the Parent or any of its Subsidiaries, any Grantor or any Guarantor or any sale or issuance by any Subsidiary of the Parent of any of such Subsidiary's capital stock or other equity interests in such Subsidiary or any option, warrant or similar right to acquire any of same, or (ii) the consummation of the issuance of any debt securities of the Parent or any of its Subsidiaries (other than Indebtedness permitted by Section 7.03(i) of this Agreement to the extent secured by Liens permitted under Section 7.01(e) of this Agreement), the Borrowers shall make a mandatory prepayment of the Loans in an amount equal to 100% of the proceeds received by the Parent or any of its Subsidiaries (net of related pension obligations, estimated taxes due, any reasonable expenses of sale and any Indebtedness secured by Liens on the assets sold), which proceeds shall be applied as set forth in paragraph (g) below. Nothing contained in this paragraph shall constitute, or be deemed to constitute, a consent to any of the transactions described in this paragraph (d).

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

               (g) When making a prepayment, whether mandatory or otherwise, pursuant to paragraph (a), (b), (c), (d), (e) or (f) above, the Borrowers shall furnish to the Agent, not later than 11:00 a.m. (New York City time) (i) one (1) Business Day prior to the date of such prepayment of Base Rate Loans and (ii) five (5) Business Days prior to the date of such prepayment of Eurodollar Loans, written or facsimile notice (promptly confirmed in writing) of prepayment which shall specify the prepayment date and the principal amount of each Loan (or portion thereof) to be prepaid, which notice shall be irrevocable and shall commit the Borrowers to prepay such Loan by the amount stated therein on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment. Prepayments made pursuant to paragraph (d) or paragraph (e) (other than paragraph (e) (i) (y) above) shall be applied to the repayment of the Capital Expenditure Loans, with any excess to be applied to the repayment of the Term Loan and any further excess to be applied to the repayment of the Revolving Loans (with respect to the Term Loan and the Capital Expenditure Loans, such payment being applied to installments in inverse order of maturity (in the case of prepayments of less than $1,000,000 or, if such prepayment is equal to or greater than $1,000,000, then pro rata to each installment of the Loan being repaid)). Payments made pursuant to paragraph (e)(i)(y) above shall be applied as a prepayment of the Revolving Loans. Notwithstanding the terms of this clause (g), if at the time of the making of any prepayment described in this Section 2.09, a Default or an Event of Default is in existence and is continuing and there are undrawn Letters of Credit outstanding (but no principal or interest with respect to Loans are outstanding), then in the discretion of the Agent, all or a portion of any such prepayment (not to exceed an amount equal to the aggregate undrawn amount o all such outstanding Letters of Credit) shall be deposited in a cash collateral account to be held by the Agent for the benefit of the Lenders for application by the Agent to the payment of any drawing made under any such Letters of Credit (the foregoing to be invested by Agent in investments permitted under clauses
(a), (b), (c) and (d) of Section 7.06 (provided that neither Agent nor any Lender shall have any responsibility for or obligation with respect to any return on such investment or loss of principal) and the foregoing requirement to be in addition to any other cash collateral requirements under this Agreement); and, provided, further, that any prepayments of Loans required by this Section
2.09 shall be applied to outstanding Base Rate Loans of such type up to the full amount of such Base Rate Loans before they are applied to outstanding Eurodollar Loans of such type; provided, however, that the Borrowers shall not be required to make any prepayment of any Eurodollar Loan pursuant to this Section 2.09 until the last day of the Interest Period with respect thereto so long as an amount equal to such prepayment is deposited by the Borrowers in a cash collateral account with the Agent or a depository institution acceptable to Agent to be held in such account on terms satisfactory to the Agent.

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

          (ii) require that all outstanding Eurodollar Loans made by it be converted to Base Rate Loans, in which event (A) all such Eurodollar Loans shall be automatically converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below and (B) all payments of principal which would otherwise have been applied to repay the converted Eurodollar Loans, shall instead be applied to repay the Base Rate Loans resulting from the conversion of such Eurodollar Loans.

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

               (c) In the event, and on each occasion, that on the day two (2) Business Days prior to the commencement of any Interest Period for a Eurodollar Loan the Agent shall have determined that dollar deposits in the amount of each Eurodollar Loan are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not reflect adequately and fairly the cost to one or more Lenders of making or maintaining such Eurodollar Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted LIBO Rate, the Agent shall as soon as practicable thereafter give written notice (or facsimile notice promptly confirmed in writing) of such determination to the Borrowers and the Lenders, and any request by Borrower for the making of a Eurodollar Loan pursuant to
Section 2.03 hereof or conversion or continuation of any Loan into a Eurodollar Loan pursuant to Section 2.02 hereof shall, until the circumstances giving rise to such notice no longer exist, be deemed to be a request for a Base Rate Loan. Each determination by the Agent made hereunder shall be conclusive absent manifest error.

               Notwithstanding  any other  provisions of this Section 2.10A,  no
Lender shall apply or request that the Agent apply the  provisions of subsection
(c) of this Section 2.10A with respect to the Borrowers if it shall not at the time be the general policy or practice of such Lender to apply the provisions of subsection (c) of this Section 2.10A to other borrowers in substantially similar circumstances under substantially comparable provisions of other credit agreements.

        SECTION 2.10B Indemnity. Each Borrower shall indemnify each Lender against any loss (including, without limitation, loss of anticipated profits) or expense (including, but not limited to, any loss or expense sustained or incurred or to be sustained or incurred in liquidating or employing deposits from third parties acquired to effect or maintain any Loan or part thereof as a Eurodollar Loan) which such Lender may sustain or incur as a consequence of the following events (regardless of whether such events occur as a result of the occurrence of an Event of Default or the exercise of any right or remedy of the Agent or the Lenders under this Agreement or any other agreement, or at law): any failure of any Borrower to fulfill on the date of any borrowing of a Eurodollar Loan hereunder (including, without limitation, any conversion to or continuation of a Eurodollar Loan or portion thereof) the applicable conditions set forth in Article V hereof applicable to it; any failure of any Borrower to borrow a Eurodollar Loan hereunder (including, without limitation, to convert to or continue a Eurodollar Loan) after irrevocable notice of borrowing pursuant to
Section 2.03 hereof has been given; any payment, prepayment or conversion of principal on a Eurodollar Loan on a date other than the last day of the relevant Interest Period; any default in payment or prepayment of the principal amount of any Eurodollar Loan or any part thereof or interest accrued thereon, as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise); or the occurrence of an Event of Default. Such loss or expense shall include, without limitation, an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the principal amount so paid, prepaid or converted or not borrowed for the period from the date of such payment, prepayment or conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Eurodollar Loan which would have commenced on the date of such failure to borrow), at the applicable rate of interest for such Loan provided for herein over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid or converted or not borrowed in United States Treasury obligations with comparable maturities for comparable periods. Any such Lender shall provide to the Borrowers a statement, signed by an officer of such Lender, explaining any loss or expense and setting forth, if applicable, the computation pursuant to the preceding sentence, and such statement shall be conclusive absent manifest error. The Borrowers shall pay such Lender the amount shown as due on any such statement within three (3) Business Days after the receipt of the same.

        SECTION 2.11. Pro Rata Treatment. Except as otherwise provided hereunder and subject to the provisions of Sections 2.15 and 2.16 hereof, each borrowing, each payment or prepayment of principal of the Notes, each payment of interest on the Notes, each payment of any fee or other amount payable hereunder and each reduction of the Total Revolving Commitment and/or the Total Capital Expenditure Facility Commitment shall be made pro rata among the Lenders in the proportions that their Commitments bear to the Total Commitment.

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

        SECTION 2.13. Taxes. (a) Any and all payments by the Borrowers and/or Guarantors hereunder shall be made, in accordance with Section 2.14 hereof, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings in any such case imposed by the United States or any political subdivision thereof, provided that the following taxes may be deducted:

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

(all such nondeducted taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrowers or any Guarantor shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders or the Agent, (x) the sum payable shall be increased by the amount necessary so that after making all required deductions (including without limitation deductions applicable to additional sums payable under this Section 2.13) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (y) the Borrowers and/or such Guarantor shall make such deductions and (z) the Borrowers and/or such Guarantor shall pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

          (b) In addition, the Borrowers and each Guarantor agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement (hereinafter referred to as "Other Taxes").

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

          (d) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Borrowers, or any Guarantor in respect of any payment to any Lender, the Borrowers will furnish to the Agent, at its address referred to in Section 11.01 hereof, such certificates, receipts and other documents as may be reasonably required to evidence payment thereof.

          (e)  Without   prejudice  to  the  survival  of  any  other  agreement
     hereunder, the agreements and obligations contained in this Section 2.13 shall survive the payment in full of principal and interest hereunder.

               (f) Each Lender that is organized outside of the United States shall deliver to the Borrowers on the date hereof (or, in the case of an assignee, on the date of the assignment) and from time to time as required for renewal under applicable law duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or any successor or additional forms as the Borrowers may reasonably request), as appropriate, indicating in each case that such Lender is entitled to receive payments under this Agreement without any deduction or withholding of any United States federal income taxes. The Agent (if the Agent is an entity organized outside the United States) and each Lender that is organized outside the United States shall promptly notify the Borrowers and the Agent of any change in its Applicable Lending Office and upon written request of the Borrowers such Lender shall, prior to the immediately following due date of any payment by the Borrowers hereunder, deliver to the Borrowers (with copies to the Agent), such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including without limitation Internal Revenue Service Form 4224, Form 1001 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-4(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Lender establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Lender of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. The Borrowers shall be entitled to rely on such forms in their possession until receipt of any revised or successor form pursuant to this
Section 2.13(f). If the Agent or a Lender fails to provide a certificate, document or other evidence required pursuant to this Section 2.13(f), then (i) the Borrowers shall be entitled to deduct or withhold on payments to the Agent or such Lender as a result of such failure, as required by law, and (ii) the Borrowers shall not be required to make payments of additional amounts with respect to such withheld Taxes pursuant to clause (x) of Section 2.13(a) to the extent such withholding is required by reason of the failure of the Agent or such Lender to provide the necessary certificate, document or other evidence.

        SECTION 2.14. Payments and Computations. The Borrowers shall make each payment hereunder and under any instrument delivered hereunder not later than 12:00 noon (New York City time) on the day when due in lawful money of the United States (in freely transferable dollars) to the Agent's Account or, at the option of Agent, to Agent's office at 300 Galleria Officentre, Suite 110, Southfield, Michigan 48034, in each case for the account of the Lenders, in immediately available funds. The Agent may charge, when due and payable, the Borrowers' loan account with the Agent for all interest, principal and fees owing to the Agent, the Lenders, any Issuing Bank or GMACBC on or with respect to this Agreement and/or the Loans and Letters of Credit and other Loan Documents.

        SECTION 2.15. Settlement Among Lenders. (a) The Agent shall pay to each Lender not later than one (1) Business Day after each Interest Payment Date, or upon receipt of interest payments otherwise received, its ratable portion, based on the principal amount of the Loans owing to such Lender, of all interest payments and any other fees received by the Agent hereunder in respect of the Loans, net of any amounts payable by such Lender to the Agent, by wire transfer.

          (b) It is agreed that each Lender's Revolving Loans are intended by the Lenders to be equal at all times to such Lender's ratable portion (as determined in accordance with the percentage amounts set forth in Schedule 2.01(a) hereto) of the aggregate principal amount of all Revolving Loans outstanding. Notwithstanding such agreement, the Lenders agree that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them shall, subject to the provisions of clause
     (d) below, take place on a periodic basis in accordance with the provisions of clause (c) below. ----------------

               (c) (i) To the extent and in the manner hereinafter provided in this Section 2.15, settlement among the Lenders as to Revolving Loans shall occur periodically on Settlement Dates determined from time to time by the Agent, which may occur before or after the occurrence or during the continuance of a Default or Event of Default and whether or not all of the conditions to the making of Revolving Loans set forth in Section 5.01 have been met. On each Settlement Date, payments shall be made to the Agent for the account of the Lenders (including, without limitation, GMACBC as a Lender) in the manner provided in this Section 2.15 in accordance with the Settlement Report delivered by the Agent pursuant to the provisions of this Section 2.15 in respect of such Settlement Date so that as of each Settlement Date, and after giving effect to the transactions on such Settlement Date, each Lender's Revolving Loans shall equal such Lender's ratable portion of the Revolving Loans outstanding as determined in accordance with the percentage amounts set forth in
Schedule 2.01(a) hereto.

          (ii) The Agent shall designate periodic Settlement Dates which may occur on any Business Day after the Second Amendment and Restatement Date; provided, however, that Settlement Dates shall occur weekly or more frequently as determined by the Agent in its discretion (including, without limitation, under clause (d)(i) hereof). The Agent shall designate a Settlement Date by delivering to each Lender a Settlement Report not later than 10:00 a.m. (New York City time) on the proposed Settlement Date, which Settlement Report shall be with respect to the period beginning on the next preceding Settlement Date and ending on such designated Settlement Date.
     -------- -------

                      (iii) Between Settlement Dates, the Agent shall request and GMACBC as a Lender shall, subject to the provisions of clause (d) below, advance to the Borrower out of GMACBC own funds, the entire principal amount of any Revolving Loan requested or deemed requested pursuant to Section 2.03 (any such Revolving Loan being referred to as a "Non-Ratable Loan").
The making of each Non-Ratable Loan by GMACBC shall be deemed to be a purchase by GMACBC of a 100% participation in each other Lender's ratable portion of the amount of such Non-Ratable Loan. All payments of principal, interest and any other amount with respect to such Non-Ratable Loan shall be payable to and received by the Agent for the account of GMACBC. Any payments received by the Agent between Settlement Dates which in accordance with the terms of this Agreement are to be applied to the reduction of the outstanding principal balance of Revolving Loans, shall be paid over to and retained by GMACBC for such application, and such payment to and retention by GMACBC shall be deemed, to the extent of each other Lender's ratable portion of such payment, to be a purchase by each such other Lender of a participation in the Revolving Loans (including the repurchase of participations in Non-Ratable Loans) held by GMACBC immediately prior to the receipt and application of such payment.

          (iv) If any amounts received by GMACBC in respect of the Obligations are later required to be returned or repaid by GMACBC to the Borrowers or any other obligor or their respective representatives or successors in interest, whether by court order, settlement or otherwise, and such amounts repaid or returned by GMACBC are in excess of GMACBC's ratable portion of all such amounts required to be returned by all Lenders, each other Lender shall, upon demand by GMACBC with notice to the Agent, pay to the Agent for the account of GMACBC, an amount equal to the excess of such Lender's ratable portion of all such amounts required to be returned by all Lenders over the amount, if any, returned directly by such Lender.

          (v) (x) Payment by any Lender to the Agent shall be made not later than 1:00 p.m. (New York City time) on the Business Day such payment is due, provided that if such payment is due on written demand by another Lender, including pursuant to clause (d) below, such written demand shall be made on the paying Lender not later than 10:00 a.m. (New York City time) on such Business Day. Payment by the Agent to any Lender shall be made by wire transfer, promptly following the Agent's receipt of funds for the account of such Lender and in the type of funds received by the Agent, provided that if the Agent receives such funds at or prior to 12:00 noon (New York City time), the Agent shall pay such funds to such Lender by 3:00 p.m. (New York City time) on such Business Day. If a demand for payment is made after the applicable time set forth above, the payment due shall be made by 3:00 p.m. (New York City time) on the first Business Day following the date of such demand.

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

               (d) (i) The Agent shall have the right at any time to require, by notice to each Lender, that all settlements in respect of advances and repayments of Revolving Loans be made on a daily basis. From and after the giving of such notice (and until such time, if any, as the Agent notifies the Lenders of its determination to return to a periodic settlement basis), each Lender shall pay to the Agent such Lender's ratable portion of the amount of each Revolving Loan on the date such Revolving Loan is made in accordance with the provisions of clause (c)(v) above and the Agent shall pay to each Lender by wire transfer by 5:00 p.m. (New York City time) funds received before 1:00 p.m. (New York City time) on such Business Day by the Agent from the Borrower and by 3:00 p.m. (New York City time) funds received after 1:00 p.m. (New York City time) of the preceding Business Day by the Agent from the Borrowers, by wire transfer, such Lender's ratable portion of the net amount of all payments received by the Agent hereunder in respect of the principal of the Revolving Loans (after deducting the principal amount of Revolving Loans made on such day) or in respect of interest on the Revolving Loans. Any amount payable pursuant to this subsection which is not paid when due shall bear interest, payable by the Agent, or the applicable Lender, as the case may be, for each day until paid in full at the Federal Funds Effective Rate in effect on such day.

          (ii) In addition to, and without limiting the right of the Agent to require daily settlement pursuant to clause (i), upon written demand by GMACBC with notice thereof to the Agent, each other Lender shall pay to the Agent, for the account of GMACBC, as the repurchase of GMACBC's participation interest in such Lender's Loans, an amount equal to 100% of such Lender's ratable portion of the unpaid principal amount of all Non-Ratable Loans. Payments made pursuant to this clause (ii) shall be made not later than 5:00 p.m. (New York City time) on any Business Day if demand for such payment is received by such Lender not later than 10:00 a.m. (New York City time) on such Business Day; otherwise, any such payment shall be made on the next Business Day after demand is received therefor.

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

               (b) Without limiting the generality of Article IX, each Lender expressly authorizes the Agent to determine on behalf of such Lender (i) whether to make Revolving Loans requested or deemed requested by the Borrowers on any borrowing date (unless the Agent has been notified in writing to the contrary before 1:00 p.m. New York time on such borrowing date), (ii) the creation of any reserves against the Borrowing Base, (iii) any reduction of advance rates applicable to the Borrowing Base, (iv) approval of one or more overadvances (provided, however, that any such overadvance shall not result in the principal amount of Revolving Loans exceeding, prior to a Default or an Event of Default, an amount which is $1,000,000 in excess of the Borrowing Base minus the Letter of Credit Usage and the reserves described in Section 2.01(a)(iii) but not in excess of the Total Revolving Commitment (it being understood that any such excess Revolving Loans shall be payable upon demand of the Agent) and such overadvance shall not remain outstanding for a period of longer than 45 consecutive Business Days without approval of Required Lenders and in no event shall overadvances exist for more than 45 Business Days in the aggregate during any calendar year), and (v) whether specific items of inventory constitute "Eligible Inventory" in accordance with the definition of such term set forth in Article I. The Agent shall give prompt notice to the Lenders of any determinations made pursuant to clause (ii), (iii) or (iv) above. Nothing contained in this Section 2.16(b) shall create any rights in favor of the Borrower, any Guarantor or any person other than the Agent, and the terms of this Section 2.16(b) may be amended by the Agent without the consent of the Borrowers or any Guarantor.

        SECTION 2.17. Joint and Several Borrowers. The parties hereto agree and confirm that the obligations of the Borrowers under and/or in connection with this Agreement and the other Loan Documents (including, without limitation, with respect to payments of principal, interest, fees and all other amounts with respect to the Loans) are the joint and several undertaking of each Borrower.

IIA.    LETTERS OF CREDIT

        SECTION 2A.01. Issuance of Letters of Credit. Upon the request of the Borrowers, and subject to the conditions set forth in Article V hereof and such other conditions to the opening of Letters of Credit as GMACBC requires of its customers generally, the Agent shall cause GMACBC from time to time to open or arrange (by means of a guaranty (a "Letter of Credit Guaranty") in favor of the Issuing Bank or otherwise) for an Issuing Bank to open standby letters of credit (each, a "Letter of Credit") for the account of the Borrowers, provided that the Letter of Credit Usage shall not at any time exceed $4,500,000 and provided, further, that the face amount of any Letter of Credit that the Borrowers may request to be opened at any time shall not exceed an amount equal to (A) the lesser of (i) the Total Revolving Commitment at such time and (ii) the Borrowing Base at such time minus (B) the sum of (i) the unpaid principal amount of all Revolving Loans outstanding at such time, (ii) the Letter of Credit Usage at such time and (iii) the reserves then in effect under Section
2.01 hereof. The issuance of each Letter of Credit shall be made on at least four Business Days' prior written notice from the Borrowers to the Agent, at its Domestic Lending Office, which written notice shall be an application for a Letter of Credit on GMACBC's or such Issuing Bank's customary form. The expiration date of any Letter of Credit shall not be later than 365 days from the date of issuance thereof and, in any event, no Letter of Credit shall have an expiration date later than the Termination Date. The Letters of Credit shall be issued with respect of transactions occurring in the ordinary course of business of the Borrowers.

        SECTION 2A.02. Payment; Reimbursement. Upon the issuance of any Letter of Credit or any Letter of Credit Guaranty, as the case may be, the Agent shall notify each Lender of the principal amount, the number, and the expiration date thereof and the amount of such Lender's participation therein. By the issuance of a Letter of Credit hereunder and without further action on the part of the Agent, GMACBC or the Lenders, each Lender hereby accepts from GMACBC a participation (which participation shall be nonrecourse to GMACBC) in such Letter of Credit or such Letter of Credit Guaranty, as the case may be, equal to such Lender's pro rata (based on its Revolving Commitment) share of such Letter of Credit or such Letter of Credit Guaranty, as the case may be, effective upon the issuance of such Letter of Credit or Letter of Credit Guaranty. Each Lender hereby absolutely and unconditionally assumes, as primary obligor and not as a surety, and agrees to pay and discharge, and to indemnify and hold GMACBC harmless from liability in respect of, such Lender's pro rata share of the amount of any drawing under a Letter of Credit or payment under a Letter of Credit Guaranty, as the case may be. Each Lender acknowledges and agrees that its obligation to acquire participations in each Letter of Credit issued by GMACBC or arranged to be issued by GMACBC and its obligation to make the payments specified herein, and the right of GMACBC to receive the same, in the manner specified herein, are absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the occurrence and continuance of a Default or an Event of Default hereunder, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. The Agent, GMACBC and/or the Issuing Bank shall review, on behalf of the Lenders, each draft and any accompanying documents presented under a Letter of Credit and shall notify each Lender of any such presentment.

 Promptly after the Agent, GMACBC and/or the Issuing Bank shall have ascertained that any draft and any accompanying documents presented under such Letter of Credit appear on their face to be in substantial conformity with the terms and conditions of the Letter of Credit, the Agent shall give telephonic or facsimile notice to the Lenders and the Borrowers of the receipt and amount of such draft and the date on which payment thereon will be made, and the Lenders shall, by 11:00 a.m., New York City time on the date such payment is to be made, pay the amounts required to the Agent on behalf of GMACBC in immediately available funds, and GMACBC, not later than 3:00 p.m. on such day, shall make, or arrange to be made, the appropriate payment to the beneficiary of such Letter of Credit. If GMACBC or the applicable Issuing Bank shall pay any draft presented under a Letter of Credit, then Borrowers shall be deemed to have automatically requested a Revolving Loan in an amount equal to the amount thereof. If there i insufficient availability to make such Revolving Loans and the Lenders have not been reimbursed with respect to such drawing by 11:00 a.m., New York City Time, on the date of such payment, the Borrowers shall pay to the Agent, for the account of the Lenders, the amount of the drawing together with interest on such amount at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Prime Rate plus 4%, payable on demand. Nothing set forth in this paragraph or otherwise shall obligate Agent or any Lender to advance Revolving Loans in excess of the amounts set forth in
Section 2.01(a). The obligation of the Borrowers under this Section 2A.02 to reimburse the Lenders and GMACBC for all drawings under Letters of Credit and Letter of Credit Guaranties shall be absolute, unconditional and irrevocable and shall be satisfied strictly in accordance with their terms, irrespective of:

          (a) any lack of validity or enforceability of any Letter of Credit;

          (b) the existence of any claim, setoff, defense or other right which Borrowers or any other person may at any time have against the beneficiary under any Letter of Credit, the Agent, GMACBC, the Issuing Bank or any Lender (other than the defense of payment in accordance with the terms of this Agreement) or any other person in connection with this Agreement or any other transaction;

          (c) any draft or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

          (d) payment by the Agent, GMACBC, the Issuing Bank or any Lender under any Letter of Credit against presentation of a draft or other document which does not comply with the terms of such Letter of Credit; and

          (e) any other circumstance or event whatsoever, whether or not similar to any of the foregoing.

               It is understood that in making any payment under any Letter of Credit (x) the Agent's, GMACBC's, the Issuing Bank's or any
Lender's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including, without limitation, reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (y) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, not be deemed willful misconduct or bad faith of the Agent, GMACBC, the Issuing Bank or any Lender.

        SECTION 2A.03. GMACBC's Actions. Any Letter of Credit may, in the discretion of GMACBC, the Issuing Bank or their respective correspondents, be interpreted by them (to the extent not inconsistent with such Letter of Credit) in accordance with the International Standby Practices (ISP 98-International Chamber of Commerce Publication No. 590), as adopted or amended from time to time. GMACBC, the Issuing Bank and their respective correspondents may accept and act upon the name, signature, or act of any party purporting to be the executor, administrator, receiver, trustee in bankruptcy, or other legal representative of any party designated in any Letter of Credit in the place of the name, signature, or act of such party.

        SECTION 2A.04. Payments in Respect of Increased Costs. (a) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) or any change in generally accepted accounting principles or regulatory accounting principles applicable to the Agent, GMACBC, any Issuing Bank or any Lender shall (i) impose, modify or make applicable to the Agent, GMACBC, any Issuing Bank or any Lender any reserve, special deposit or similar requirement with respect to its obligations under this Article IIA, any Letter of Credit Guaranty or any Letter of Credit, (ii) impose on the Agent, GMACBC, any Issuing Bank or any Lender any other condition with respect to its obligations under this Article IIA, any Letter of Credit Guaranty or any Letter of Credit, or
(iii) subject the Agent, GMACBC, any Issuing Bank or any Lender to any tax (other than (x) taxes imposed on the overall net income of the Agent, GMACBC, any Issuing Bank or such Lender and (y) franchise taxes imposed on the Agent, GMACBC, such Issuing Bank or such Lender, in either case by the jurisdiction in which the Agent, GMACBC, such Issuing Bank or such Lender, as appropriate, has its principal office or lending office or any political subdivision or taxing authority of any such jurisdiction), charge, fee, deduction or withholding of any kind whatsoever, and the result of any of the foregoing shall be to increase the cost to the Agent, GMACBC, such Issuing Bank or such Lender of maintaining such Letter of Credit or making any payment under such Letter of Credit, such Letter of Credit Guaranty or this Article IIA or to reduce the amount of principal, interest or any fee or compensation receivable by the Agent, GMACBC, such Issuing Bank or such Lender in respect of this Article IIA, such Letter of Credit Guaranty or such Letter of Credit, then such additional amount or amounts as will compensate the Agent, GMACBC, such Issuing Bank or such Lender for such additional costs or reduction shall be paid to the Agent for its benefit or the benefit of GMACBC, such Issuing Bank or such Lender by the Borrowers. Each Lender agrees to give notice to the Borrowers and the Agent of any such change in law, regulation, interpretation or administration with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the transactions contemplated in this Article IIA.

               (b) If, after the date of this Agreement, any Lender, Issuing Bank or GMACBC shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender, Issuing Bank or GMACBC (or its lending office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's, Issuing Bank's or GMACBC's capital as a consequence of its obligations under this Article IIA, with respect to a Letter of Credit Guaranty or with respect to a Letter of Credit to a level below that which such Lender, Issuing Bank or GMACBC could have achieved but for such adoption, change or compliance (taking into consideration such Lender's, Issuing Bank's and GMACBC's policies with respect to capital adequacy) then from time to time, the Borrowers shall pay to such Lender, Issuing Bank, GMACBC or the Agent on behalf of GMACBC such additional amount or amounts as will compensate such Issuing Bank, GMACBC or such Lender for such reduction. Each Lender agrees to give notice to the Borrowers and the Agent of any adoption of, change in, or change in interpretation or administration of, any such law, rule, regulation or guideline with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the transactions contemplated hereby.

          (c) A certificate of the Agent, Issuing Bank, GMACBC or a Lender setting forth such amount or amounts, supported by calculations in reasonable detail, as shall be necessary to compensate the Agent, Issuing Bank, GMACBC or such Lender, as appropriate, as specified in paragraphs (a) and (b) above shall be delivered to the Borrowers and shall be conclusive and binding upon the Borrowers absent manifest error. The Borrowers shall pay the Agent on behalf of Issuing Bank, GMACBC or such Lender the amount shown as due on any such certificate within five (5) Business Days after its receipt of the same.

          (d) Failure on the part of any Lender, Issuing Bank, GMACBC or the Agent to demand compensation for any increased costs, reduction in amounts received or receivable with respect to this Article IIA, any Letter of Credit Guaranty or any Letter of Credit or reduction in the rate of return earned on such Lender's, Issuing Bank's, GMACBC's capital, in each case pursuant to paragraph (a) or (b) above, shall not constitute a waiver of the Agent's, Issuing Bank's, GMACBC's or such Lender's rights to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in rate of return pursuant to paragraph (a) or (b) above. The protection under this Section 2A.04 shall be available to each Lender, Issuing Bank, GMACBC and the Agent regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender, Issuing Bank, GMACBC or the Agent for compensation (but if such law, regulation or other condition is finally determined to be invalid or inapplicable, the Agent on its behalf and on behalf of Issuing Bank, GMACBC or Lenders shall promptly refund (without interest) all amounts paid under this Section 2A.04 arising from such invalid or inapplicable law, regulation or other condition).

        SECTION 2A.05. Indemnity as to Letters of Credit. Each Borrower hereby agrees to indemnify and hold harmless the Agent, Issuing Bank, GMACBC and the Lenders from and against any and all claims, damages, losses, liabilities, costs or expenses whatsoever which the Agent, Issuing Bank, GMACBC or the Lenders may incur or suffer by reason of or in connection with the execution and delivery or assignment of, or payment under, any Letter of Credit Guaranty or any Letter of Credit, except only if and to the extent that any such claim, damage, loss, liability, cost or expense shall be caused by the gross negligence, willful misconduct or bad faith of the Agent, Issuing Bank, GMACBC or any Lender performing its obligations under this Agreement. Without limiting the foregoing, Borrowers and each Guarantor further agrees to indemnify and hold harmless the Agent, Issuing Bank and GMACBC, their respective officers and directors, each person who controls the Agent, Issuing Bank or GMACBC within the meaning of
Section 15 of the Securities Act of 1933 or any applicable state securities law and their respective successors from and against any and all claims, damages, losses, liabilities, costs or expenses, joint or several, to which they or any of them may become subject under any Federal or state securities law, rule or regulation, at common law or otherwise, insofar as such claims, damages, losses, liabilities, costs or expenses arise out of or are based upon the execution and delivery by Issuing Bank or GMACBC of any Letter of Credit Guranty or any Letters of Credit or the execution and delivery of any other document in connection therewith (but not including any claims, damages, losses, liabilities, costs or expenses arising from the gross negligence, bad faith or willful misconduct of Issuing Bank or GMACBC). The Borrowers, upon demand by the Agent, Issuing Bank or GMACBC at any time, shall reimburse the Agent, and Issuing Bank and GMACBC for any reasonable legal or other expenses incurred in connection with investigating or defending against any of the foregoing. The indemnities contained herein shall survive the expiration or termination of the Letters of Credit and this Agreement.

        SECTION 2A.06. Letter of Credit Fees. The Borrowers agree to pay to the Agent for the ratable benefit of the Lenders, with respect to any Letter of Credit, on the last business day of each month and on the date of the full drawing, cancellation, termination or expiration of such Letter of Credit, a letter of credit fee for such month or shorter period equal to two percent (2%) per annum on the average daily undrawn amount thereof for such month or shorter period, payable to the Agent at its Domestic Lending Office in immediately available funds. The foregoing fees shall be computed on the basis of the actual number of days elapsed over a year of 360 days. Additionally, the Borrowers shall pay to the Agent at its Domestic Lending Office for the sole account of GMACBC and/or any Issuing Bank, as the case may be, upon demand by the Agent or GMACBC all of the customary fees and expenses of GMACBC and/or such Issuing Bank with respect to the opening, drawing upon, extending, amending, transferring, canceling or administration of Letters of Credit from time to time in effect. The Agent shall disburse to each Lender such Lender's pro rata share of any payment of the letter of credit fees referred to in clause (a) of the first sentence of this Section 2A.06 in immediately available funds within one (1) Business Day of the Agent's receipt of such payment.

III.  COLLATERAL SECURITY

        SECTION 3.01. Security Documents. The Obligations shall be secured by the Collateral described in the Security Documents and are entitled to the benefits thereof. The Parent shall, and shall cause the other Grantors to, duly execute and deliver the Security Documents, all consents of third parties necessary to permit the effective granting of the Liens created in such agreements, financing statements pursuant to the Uniform Commercial Code and other documents, all in form and substance satisfactory to the Agent, as may be reasonably required by the Agent to grant to the Agent for the benefit of the Secured Parties a valid, perfected and enforceable first priority Lien on and security interest in (subject only to the Liens permitted under Section 7.01 hereof) the Collateral. Without in any manner limiting the foregoing, (i) each of the Grantors hereby agrees and confirms that the Collateral includes all "investment property" of each Grantor, as such term may from time to time be used under the UCC and (ii) each Grantor hereby grants a Lien on and security interest in such investment property and all proceeds thereof (to the extent any applicable jurisdiction contemplates or permits a Lien or security interest in investment property) as security for the Obligations. The Grantors agree, at the request of the Agent, to promptly execute all documents that may be required by the Agent in order to further create and perfect such Lien and Security Interest. Notwithstanding the terms of this Section 3.01, the foregoing grant of a Lien in "investment property" shall specifically exclude any capital stock of Wakefern Food Corp, Insure-Rite, Ltd. and/or WFC-1 Realty Corp. owned by any Grantor and described in Schedule 7.06.

        SECTION 3.02. Filing and Recording. The Parent and its Subsidiaries shall, at their sole cost and expense, cause all instruments and documents given as evidence of security pursuant to this Agreement to be duly recorded and/or filed or otherwise perfected in all places necessary, in the opinion of the Agent, and take such other actions as the Agent may reasonably request, in order to perfect and protect the Liens of the Agent and the Secured Parties in the Collateral. The Borrowers and each Guarantor, to the extent permitted by law, hereby authorize the Agent to file any financing statement in respect of any Lien created pursuant to the Security Documents which may at any time be required or which, in the opinion of the Agent, may at any time be desirable although the same may have been executed only by the Agent or, at the option of the Agent, to sign such financing statement on behalf of the Borrowers or the Guarantor, as the case may be, and file the same, and the Borrowers and each Guarantor hereby irrevocably designate the Agent, its agents, representatives and designees as its agent and attorney-in-fact for this purpose. In the event that any re-recording or refiling thereof (or the filing of any statements of continuation or assignment of any financing statement) is required to protect and preserve such Lien, Borrowers shall, at the Borrowers' cost and expense, cause the same to be recorded and/or refiled at the time and in the manner requested by the Agent.

        SECTION 3.03.  Real Property; Mortgages; Title Insurance.


          (a) In connection with the Existing Loan Agreement, the Parent and its Subsidiaries had executed and delivered mortgages or deeds of trust (each an "Original Mortgage" and collectively the "Original Mortgages") in respect of real property owned or leased by the Parent or such Subsidiary, listed on Schedule 3.03 annexed hereto and made a part hereof.

          (b) (i) To the extent requested by the Agent, the Parent and each of its Subsidiaries shall duly execute and deliver to the Agent mortgages or deeds of trust with respect to additional real property owned or leased by the Parent or such Subsidiary (each an "Additional Mortgage" and collectively the "Additional Mortgages") so as to create in the Agent's favor, for the benefit of the Secured Parties, upon recordation of each of the Additional Mortgages, a valid, perfected and enforceable first priority Lien securing the Obligations (subject to Liens permitted under Section
     7.01 hereof) on the real property and improvements described therein. To the extent requested by the Agent, the Parent and each of its Subsidiaries shall make best efforts to deliver to the Agent consents of third parties to the Additional Mortgages, and such title searches, non-disturbance agreements, lease amendments and/or consents, landlord's waivers, estoppel certificates an waivers, as the Agent shall request (in each case, in form and substance satisfactory to the Agent). Such Additional Mortgages shall be in form and substance satisfactory to the Agent. The parties hereto acknowledge and agree that the term Additional Mortgages shall include (x) the additional fee mortgages and leasehold mortgages required to be delivered as a condition precedent to the effectiveness of this Agreement pursuant to Section 5.02 hereof and (y) any future leasehold mortgages requested by Agent with respect to real property where a Grantor acts as lessor;

               (ii) Without limiting the foregoing clause (i), the Parent and each of its Subsidiaries shall duly execute and deliver to the Agent mortgages or deeds of trust with respect to all real property owned or leased by the Parent or such Subsidiary with respect to each New/Replacement Store Project (each a "New/Replacement Store Project Mortgage" and collectively the "New/Replacement Store Project Mortgages") so as to create in the Agent's favor, for the benefit of the Secured Parties, upon recordation of each of the New/Replacement Store Project Mortgages, a valid, perfected and enforceable first priority Lien securing the Obligations (subject to Liens permitted under Section 7.01 hereof) on the real property and improvements described therein. The Parent and each of its Subsidiaries shall deliver to the Agent consents of third parties to the New/Replacement Store Project Mortgages, and such title searches, non-disturbance agreements, lease amendments and/or consents, landlord's waivers, estoppel certificates and waivers, as the Agent shall request (in each case, in form and substance satisfactory to the Agent). Such New/Replacement Store Project Mortgages shall be in form and substance satisfactory to the Agent; The obligation of Parent and its Subsidiaries under this clause (b)(ii) with respect to the Middletown, NJ New/Replacement Store Project shall be satisfied if the applicable Parent or Subsidiary uses its best efforts to deliver and/or cause the delivery of the New/Replacement Store Project Mortgage and the other documents required under this clause (b)(ii) with respect to such Middletown, NJ New/Replacement Store Project.

               (c) To the extent  requested by the Agent, the Parent and each of its Subsidiaries shall duly execute and deliver to the Agent amendments to the Original Mortgages (each a "Mortgage Amendment" and collectively the  "Mortgage  Amendments")  modifying the Original  Mortgages to also secure the Capital Expenditure Facility so as to cause, upon recordation of the Mortgage Amendments, the Original Mortgages, as so amended by the Mortgage Amendments, to be a valid, perfected, and enforceable first priority Lien (subject to the liens under Section 7.01 hereof) on the real property and improvements described therein securing the Obligations. To the extent requested by the Agent, the Parent and each of its Subsidiaries shall duly execute and deliver to the Agent, consents of third parties to the Mortgage Amendments and such title searches, non-disturbance agreements and/or consents, Landlord's Waivers, estoppel certificates and waivers as the Agent may request (in eac case, in form and substance satisfactory to the Agent).

          (d) the Parent and each of its Subsidiaries shall cause the Additional Mortgages, New/Replacement Store Project Mortgages and the Mortgage Amendments (such mortgages as they are now and may hereafter be amended, modified, consolidated or supplemented, collectively, the "Mortgages") executed and delivered to be duly recorded in the appropriate recording office or offices and shall pay all fees and taxes payable in connection therewith.
               (e) If requested by the Agent, the Parent and each of its Subsidiaries shall furnish to the Agent for the benefit of the Secured Parties, at the expense of the Parent and its Subsidiaries, one or more policies of mortgagee title insurance, in form, substance and amount satisfactory to the Agent, insuring that each of the Mortgages executed and delivered by it pursuant hereto is a valid and perfected first priority Lien securing the Obligations (except for the Liens permitted by Section 7.01) in favor of the Agent, for the benefit of the Secured Parties, on the fee or leasehold interest of the Parent or such Subsidiary, in the real property and improvements described therein, and that the Parent or such Subsidiary has good and marketable title thereto, issued by a title insurance company reasonably satisfactory to the Agent, together with satisfactory evidence that all title insurance premiums have been fully paid. The Parent shall furnish to the Agent certified surveys of real property an such other certificates and documents as the Agent may reasonably request and which are customary in financing of this type. The Parent and each applicable Subsidiary shall provide to each Lender with respect to any real property to be subject to a Mortgage, or any other real property of Parent or any of its Subsidiaries, such appraisals of such real property as shall be requested by the Agent (provided, however, that so long as no Default or Event of Default shall be in existence, Borrowers shall not be required to reimburse Agent for more than one such real property appraisal for any property every thirty months). If requested by the Agent, the Parent and its Subsidiaries shall, at their cost and expense, furnish to the Agent, for the benefit of the Secured Parties, flood insurance with respect to any real property subject to any Mortgage to the extent such flood insurance can be obtained by the Parent and its Subsidiaries on commercially reasonable terms; provided, however, that, at the cost and expense of the Parent and its Subsidiaries, the Parent and its Subsidiaries shall in any event maintain and shall furnish to the Agent flood insurance with respect to any real property subject to any Mortgage to the extent flood insurance with respect to such real property is required to be maintained by applicable law (whether such law is applicable to any Lender, including, without limitation, by reason of such Mortgage, the Parent, any Subsidiary thereof or otherwise). This Section 3.03 shall not be deemed to allow the Parent or any Subsidiary to acquire any property if otherwise prohibited by this Agreement.

        SECTION 3.04. Additional Collateral. The Borrowers and each Guarantor acknowledge that it is their intention to provide the Agent with a Lien on all the property of the Parent and its Subsidiaries (personal, real and mixed), whether now owned or hereafter acquired (other than as agreed to in writing by the Agent), subject only to Liens permitted hereunder. Without limitation of
Section 3.03(c) hereof, the Parent and its Subsidiaries shall from time to time promptly notify the Agent of the acquisition by the Parent or any of its Subsidiaries of any material property in which the Agent does not then hold a perfected Lien (other than as agreed to in writing by the Agent), or the creation or existence of any such property, and such person shall, upon request by the Agent, promptly execute and deliver to the Agent or cause to be executed and delivered to the Agent pledge agreements, security agreements, mortgages or other like agreements with respect to such property, together with such other documents, certificates, opinions of counsel and the like as the Agent shall reasonably request in connection therewith, in form and substance satisfactory to the Agent, such that the Agent shall receive valid and perfected first priority Liens (subject to Liens permitted hereby) on all such property (including property which, on the Second Amendment and Restatement Date, is not subject to a Lien in favor of the Agent). In addition, in the event that the Borrowers or any Subsidiary acquires or owns any material trademarks, copyrights, patents or other intellectual property, the Borrowers shall notify the Agent promptly in writing and shall execute, or cause the execution of a security agreement and other documents with respect thereto in form and substance reasonably satisfactory to the Agent.

IV.  REPRESENTATIONS AND WARRANTIES

        The  Borrowers  and  each  of  the  Guarantors   jointly  and  severally
represents and warrants to each of the Lenders that:

        SECTION 4.01. Organization, Legal Existence. The Borrowers and each Guarantor (and each of their respective Subsidiaries) are legal entities duly organized, validly existing and in good standing under the laws of the jurisdiction of their respective organization, have the requisite power and authority to own their property and assets and to carry on their business as now conducted and as currently proposed to be conducted and are qualified to do business in each jurisdiction where the failure to so qualify would not have a Material Adverse Effect (all such jurisdictions being listed in Schedule 4.01 annexed hereto). The Borrowers and each Guarantor has the corporate power to execute, deliver and perform its obligations under this Agreement and the other Loan Documents to which it is a party, and, with respect to Borrowers, to borrow hereunder and to execute and deliver the Notes.

        SECTION 4.02. Authorization. The execution, delivery and performance by the Borrowers and each Guarantor of this Agreement and each of the other Loan Documents to which it is a party, the borrowings hereunder by Borrowers, the execution and delivery by Borrowers of the Notes and the grant of security interests in the Collateral created by the Security Documents (collectively, the "Transactions") (a) have been duly authorized by all requisite corporate and, if required, stockholder action and (b) will not (i) violate (A) any provision of law, statute, rule or regulation applicable to the Borrowers or any Guarantor or the certificate or articles of incorporation or other applicable constitutive documents or the by-laws of the Borrowers, any Guarantor, or its Subsidiaries, as the case may be, (B) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrowers, any Guarantor, or its Subsidiaries, or (C) any provisions of any indenture agreement or other instrument to which the Borrowers, any Guarantor or its Subsidiaries, or any of their respective properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in (b)(i)(C) above or (iii) result in the creation or imposition of any Lien of any nature whatsoever (other than in favor of the Agent, for the benefit of the Secured Parties, as contemplated by this Agreement and the Security Documents) upon any property or assets of the Borrowers, any Guarantor, or its Subsidiaries.

        SECTION 4.03. Governmental Approvals. No registration or filing (other than the filings necessary to perfect the Liens created by the Security Documents and the filing of a SEC form 8K, 10K, or 10Q) with, consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required on behalf of the Borrowers or any Guarantor in connection with the Transactions, other than any which have been made or obtained.

        SECTION 4.04. Binding Effect. This Agreement and each of the other Loan Documents to which it is a party constitutes, and each of the Notes when duly executed and delivered will constitute, a legal, valid and binding obligation of the Borrowers and each Guarantor, as appropriate, enforceable in accordance with its terms, subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and to general principles of equity (regardless of whether considered in a proceeding in equity or at law).

        SECTION 4.05. Material Adverse Change. There has been no change, event or facts that would reasonably be expected to have a Material Adverse Effect since October 31, 1998.

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

        SECTION 4.07. Financial Statements. (a) The Parent has heretofore furnished to the Lenders Consolidated balance sheets and statements of income and cash flows of the Parent dated as of October 30, 1993, October 29, 1994, October 28, 1995, November 2, 1996, November 1, 1997 and October 31, 1998,
respectively, each audited by and accompanied by the opinion of independent public accountants. Such balance sheets and statements of income and cash flows present fairly the Consolidated financial condition and results of operations of the Parent and its Subsidiaries as of the dates and for the periods indicated, and such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of the Parent and its Subsidiaries, as of the dates thereof to the extent such material liabilities are required to be disclosed under GAAP. The Parent has heretofore furnished to the Lenders unaudited
Consolidated balance sheets and statements of income and cash flows of the Parent dated as o October 29, 1994, dated as of July 27, 1996 and dated as of October 30, 1999, respectively. Such unaudited balance sheets and statements of income and cash flows present fairly the Consolidated financial condition and results of operations of the Parent and its Subsidiaries as of the dates and for the periods indicated, and such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of the Parent and its Subsidiaries as of the dates thereof. The financial statements referred to in this Section 4.07 have been prepared in accordance with generally accepted accounting principles consistently applied.

               (b) The Parent has, on or about October 28, 1999, furnished to the Lenders projected income statements, balance sheets and cash flows of the Parent, on a Consolidated basis through the Fiscal Year ended October 30, 2004 (which projections are on a quarterly basis for Fiscal Year of Borrower ending October 28, 2000 and on a yearly basis thereafter), together with a schedule confirming the ability of the Parent and its Subsidiaries to consummate the Transactions and demonstrating prospective compliance with all financial covenants contained in this Agreement, such projections disclosing all assumptions made by the Parent and its Subsidiaries in formulating such projections and giving effect to the Transactions. The projections are based upon reasonable estimates and assumptions, all of which are reasonable in light of the conditions which existed at the time the projections were made, have been prepared on the basis of the assumptions stated therein, and reflect as of the Second Amendment and Restatement Date the reasonable estimate of the Parent and its Subsidiaries of the results of operations and other information projected therein.

          SECTION 4.08. Federal Reserve Regulations. (a) Neither the Parent nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

          (b) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including, without limitation, Regulation T, U or X thereof. If requested by any Lender, the Parent or any of its Subsidiaries shall furnish to such Lender a statement on Federal Reserve Form U-1 referred to in said Regulation U.

        SECTION 4.09. Taxes. Except for filing extensions which have been duly obtained from the appropriate government authorities and are still in effect, the Parent and each of its Subsidiaries have filed or caused to be filed all Federal, state, local and foreign tax returns which are required to be filed by them, on or prior to the date hereof, other than tax returns in respect of taxes that (x) are not franchise, capital or income taxes, (y) in the aggregate are not material and (z) would not, if unpaid, result in the imposition of any material Lien on any property or assets of the Parent or any of its Subsidiaries. The Parent and its Subsidiaries have paid or caused to be paid all taxes shown to be due and payable on such filed returns or on any assessments received by them, other than any taxes or assessments the validity of which the Parent or a Subsidiary is contesting in good faith by appropriate proceedings, and with respect to which the Parent or such Subsidiary shall, to the extent required by generally accepted accounting principles consistently applied have set aside on its books adequate reserves. After the fiscal year ended October 30, 1993, no Federal income tax returns of the Parent or any of its Subsidiaries have been audited by the United States Internal Revenue Service. All deficiencies which have been asserted against the Parent or its Subsidiaries as a result of such completed examinations have been fully paid or finally settled and no issue has been raised in any such examination which, by application of similar principles, reasonably can be expected to result in assertion of a material deficiency for any other year not so examined which has not been reserved for in any financial statement of the Parent or any of its Subsidiaries delivered to the Lenders. Neither the Parent nor any of its Subsidiaries has taken any reporting positions for which they do not have a reasonable basis and neither the Parent nor any of its Subsidiaries anticipate any further material tax liability wit respect to the years which have not been closed. Neither the Parent nor any of its Subsidiaries is party to or has any obligation under any tax sharing agreement. None of the Parent or any Subsidiary files a consolidated tax return with a person other than the Parent or a Subsidiary of the Parent.

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

                      (iii) Except as set forth on Schedule 4.10, none of the Borrowers nor any ERISA Affiliate is now, or has been during the preceding five years, obligated to contribute to a Pension Plan or a Multiemployer Plan. Except as set forth on Schedule 4.10, none of the Borrowers nor any ERISA Affiliate has
(A) ceased operations at a facility so as to become subject to the provisions of
Section 4062(e) of ERISA, (B) withdrawn as a substantial employer so as to become subject to the provisions of Section 4063 of ERISA, (C) ceased making contributions to any Pension Plan subject to the provisions of Section 4064(a) of ERISA to which the Borrowers, any Subsidiary of Borrowers or any ERISA Affiliate made contributions, (D) incurred or caused to occur a "complete
withdrawal"   (within  the  meaning  of  Section  4203  of  ERISA)  or  a
"partial withdrawal" (within the meaning of Section 4205 of ERISA) from a Multiemployer Plan that is a Pension Plan so as to incur withdrawal liability under Section 4201 of ERISA (without regard to subsequent reduction or waiver of such liability under Section 4207 or 4208 of ERISA), or (E) been a party to any transaction or agreement under which the provisions of Section 4204 of ERISA were applicable.

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

          (vi) With  respect to each  Pension  Plan (other than a  Multiemployer
     Plan) that is subject to the provisions of Title I, Subtitle B, Part 3 of ERISA, the funding method used in connection with such Plan is acceptable under ERISA, and the actuarial assumptions and methods used in connection with funding such Pension Plan satisfy the requirements of Section 302 of ERISA. The aggregate present value of all accrued benefits under all Pension Plans (other than Multiemployer Plans) do not exceed the aggregate fair market value of the assets of such Plans by more than $1,000,000, in each case as of the latest actuarial valuation date for such Plan (determined in accordance with the same actuarial assumptions and methods as those used by the Plan's actuary in its valuation of such Plan as of such valuation date). No such Pension Plan has incurred any "accumulated funding deficiency" (as defined in Section 412 of the Code), whether or not waived.

                      (vii) There are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Borrowers or any ERISA Affiliate, which could reasonably be expected to be asserted, against any Plan (other than a Multiemployer Plan) or the assets of any such Plan. No civil or criminal action brought pursuant to the provisions of Title I, Subtitle B,
Part 5 of ERISA is pending or threatened against any fiduciary or any Plan (other than a Multiemployer Plan) which could have a Material Adverse Effect. None of the Plans or any fiduciary thereof (in its capacity as such) has been the direct or indirect subject of any audit, investigation or examination by any governmental or quasi-governmental agency which could have a Material Adverse Effect.

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

        SECTION 4.11. No Material Misstatements. No information, report, financial statement, exhibit or schedule prepared or furnished by or on behalf of the Borrowers or any Guarantor to the Agent or any Lender in connection with any of the Transactions or this Agreement, the Security Documents, the Notes or any other Loan Documents or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, taken together with all other such statements made to the Agent or any Lender, in the light of the circumstances under which they were made, not misleading.

        SECTION 4.12. Investment Company Act; Public Utility Holding Company Act. None of the Parent or any of its Subsidiaries is an "investment company" as defined in, or is otherwise subject to regulation under, the Investment Company Act of 1940. None of the Parent or any of its Subsidiaries is a "holding company" as that term is defined in, or is otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.

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

          SECTION 4.14. Bank Accounts. Schedule 4.14 hereto sets forth as of the Second Amendment and Restatement Date a list of all bank accounts of the Parent and its Subsidiaries.

          SECTION 4.15. Subsidiaries. Except as set forth on Schedule 4.15 hereto, as of the Second Amendment and Restatement Date, the Parent has no Subsidiaries.

        SECTION 4.16. Title to Properties;  Possession Under Leases; Trademarks.
(a) The Parent and each of its Subsidiaries owns good and marketable, indefeasible fee simple title to all of the real estate described on Schedule 4.16(a-1) hereto as owned by it and has a valid leasehold interest in all of the real estate described on Schedule 4.16(a-2) hereto as leased by it, in each case free and clear of all Liens or other encumbrances of any kind, except as described in Schedule 4.16(a-2) and except Liens permitted under Section 7.01 hereof. Schedules 4.16(a-1) and 4.16(a-2) hereto correctly identify as of the Second Amendment and Restatement Date (x) each parcel of real property owned by the Parent or a Subsidiary of the Parent, together in each case with an accurate street address and description of the use of such parcel, (y) each parcel of real property leased by or to the Parent or a Subsidiary, together in each case with an accurate street address and description of the use of such parcel, and (z each other interest in real property owned, leased or granted to or held by the Parent and each Subsidiary of the Parent. Except as set forth on Schedules 4.16(a-1) and 4.16(a-2):

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

          (iv) the applicable Borrower and/or Subsidiary each have adequate permanent rights of ingress to and egress from any such property used by it for the operations conducted thereon;

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

          (c) Except as set forth in Schedule B, the Parent and each of its Subsidiaries own or control all trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses which are material to the conduct of the business of the Parent and each of its Subsidiaries. To the best of the Parent's knowledge, neither the Parent nor any of its Subsidiaries is infringing upon or otherwise acting adversely to any of such trademarks, trademark rights, trade names, trade name rights, copyrights, patent rights or licenses owned by any other person or persons. There is no claim or action by any such other person pending, or to the knowledge of any Responsible Officer of the Parent or any Subsidiary thereof, threatened, against the Parent or any of its Subsidiaries with respect to any of the rights or property referred to in this Section 4.16(c).

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

        SECTION 4.20. Material Agreements. Schedule 4.20 hereto sets forth as of the Second Amendment and Restatement Date a list of all material agreements, contracts and instruments to which the Parent or any of its Subsidiaries is a party or by which any of such persons is bound and all amendments, modifications and supplements to each of the foregoing.

        SECTION 4.21. Undrawn Availability. As of the Second Amendment and Restatement Date, the Borrowers had Undrawn Availability in an amount not less than $12,000,000 (assuming payment of all trade payables owing by Borrowers within normal industry trade terms therefor and adjusting for an amount to reflect peak borrowings that would reasonably be expected to be required within a one week period of the Second Amendment and Restatement Date).

          SECTION 4.22 Year 2000 Parent and its Subsidiaries have reviewed the areas within their business operations which could be adversely affected by, and have developed a program to address on a timely basis, the risk that certain computer applications used by Parent or any of its
     Subsidiaries (or any of their respective material suppliers, customers or vendors) may be unable to recognize and perform properly date sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). The Year 2000 Problem will not have a Material Adverse Effect. The foregoing is provided as a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

        SECTION 5.01A.  Capital Expenditure Loans.


          On each date on which a Capital Expenditure Loan is requested to be made:

               (a) all conditions to Credit Events set forth in Section 5.01 shall have been satisfied.

               (b) The Agent shall have received (i) a copy of invoices relating to the equipment purchased (the "Financed Equipment"), such invoices to indicate that the Financed Equipment was acquired by the applicable Borrower no more than forty-five (45) days prior to the date of the requested Capital Expenditure Loan, (ii) a certificate of a Responsible Officer of the applicable Borrower stating (w) that such Financed Equipment has been received by the applicable Borrower at the premises ("Project Premises") listed on the schedule of New/Replacement Store Projects set forth herein on Schedule C; (x) the address of the relevant Project Premises; (y) that it is intended that such Financed Equipment will be used by the applicable Borrower at such Project Premises; and (z) that no Person other than the Agent for the benefit of the Lenders has a Lien on any Collateral or other property of Borrowers located or to be located on the Project Premises (other than Liens described in clauses (a) through (d), clause (f) and clauses (h) through (k) of Section 7.01), and (iii) evidence that the requested Capital Expenditure Loan does not exceed ninety-five percent (95%) of the net invoice cost of such Financed Equipment purchased by the applicable Borrower, and such other documentation and evidence that Agent may request, each in form and substance satisfactory to the Agent provided, however, that the foregoing requirements shall be subject to the exceptions expressly set forth in Schedule 5.01A hereto.

          (c) (i) the aggregate principal amount of Capital Expenditure Loans (including the requested Capital Expenditure Loan) made with respect to the Project Premises shall not exceed the amount corresponding to such Project Premises on Schedule C, (ii) the Borrower has entered into a lease with respect to such Project Premises in form and substance reasonably satisfactory to Agent, and (iii) Agent shall have been granted a Mortgage and such other agreements as Agent shall require under Section 3.03 and
     Section 3.04 of this Agreement with respect to such Project Premises and the Collateral located thereon, each in form and substance satisfactory to Agent, and (iv) there shall be no Liens or security interests in the Financed Equipment, other than Liens in favor of Agent;

          (d) Agent shall receive a certificate of a Responsible Officer of Borrowers stating that the conditions set forth in clauses (a) through and including (c) above have been satisfied; and

          (e) Agent and each Lender shall have received a schedule summarizing the invoices, costs, and description of the Financed Equipment relating to such Capital Expenditure Loan.

        Each request for a Capital Expenditure Loan by a Borrower hereunder shall constitute a representation and warranty by Borrowers as of the date of such Capital Expenditure Loan that the conditions contained in this subsection shall have been satisfied.

        SECTION 5.02. Second Amendment and Restatement Effective Date. The obligations of the Agent and the Lenders hereunder and the effectiveness of the amendment and restatement of the Existing Loan Agreement are each subject to the following additional conditions precedent:

          (a) The Lenders shall have received the favorable written opinion of counsel for the Borrowers and each of the Guarantors and Grantors, substantially in the form of Exhibit C hereto, dated the Second Amendment and Restatement Date, addressed to the Lenders and satisfactory to the Agent. ---------

               (b) The Lenders shall have received (i) a copy of the certificate or articles of incorporation or constitutive documents, in each case as amended to date, of each of the Borrowers, the Grantors and the Guarantors, certified as of a recent date by the Secretary of State or other appropriate official of the state of its organization, and a certificate as to the good standing of each from such Secretary of State or other official, in each case dated as of a recent date; (ii) a certificate of the Secretary of the Borrowers, Grantors and Guarantors, dated the Second Amendment and Restatement Date and certifying (A) that attached thereto is a true and complete copy of such person's By-laws as in effect on the date of such certificate and at all times since a date prior to the date of the resolution described in item (B) below, (B) that attached thereto is a true and complete copy of a
        resolution   adopted  by  such   person's   Board  of   Directors
        authorizing the execution, delivery and performance of this Agreement, the Security Documents, the Notes, the other Loan Documents and the Credit Events hereunder, as applicable, and that such resolution has not been modified, rescinded or amended and is in full force and effect, (C) that such person's certificate or articles of incorporation or constitutive documents has not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to (i) above, and (D) as to the incumbency and specimen signature of each of such person's officers executing this Agreement, the Notes, each Security Document or any other Loan Document delivered in connection herewith or therewith, as applicable; (ii) a certificate of another of such person's officers as to incumbency and signature of its Secretary; and (iii) such other documents as the Agent or any Lender may reasonably request.

          (c) The Agent shall have received a certificate, dated the Second Amendment and Restatement Date and signed by the Financial Officer of the Borrowers, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 5.01 hereof and the conditions set forth in this Section 5.02.

          (d) Each Lender shall have received its Notes, each duly executed by the Borrowers, payable to its order and otherwise complying with the provisions of Section 2.04 hereof.

          (e) The Agent shall have received the Security Documents, certificates evidencing the Pledged Stock, together with undated stock powers executed in blank, each duly executed by the applicable Grantors, the Intercreditor Agreements, and each of the other documents, instruments, insurance policies and agreements requested by the Agent.

          (f) The Agent shall have received certified copies of requests for copies or information on Form UCC-11 or certificates satisfactory to the Lenders of a UCC Reporter Service, listing all effective financing statements which name as debtor any Borrower, any Guarantor or any Grantor and which are filed in the appropriate offices in the States in which are located the chief executive office and other operating offices of such person or where Collateral is located, together with copies of such financing statements. With respect to any Liens not permitted pursuant to
     Section 7.01 hereof, the Agent shall have received termination statements, and/or payoff letters which provide further assurances regarding the provision of termination statements, in form and substance satisfactory to it.

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

          (h) The Agent shall have received the results of a search of the Uniform Commercial Code filings made with respect to the Borrowers and each Grantor and Guarantor in the jurisdictions in which Uniform Commercial Code filings have been made against the Borrowers, each Guarantor and each Grantor pursuant to paragraph (g) above, and such results shall be satisfactory to the Agent.

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

          (v) evidence that all requisite third party consents and waivers (including, without limitation, consents with respect to Borrowers and each of the Grantors and Guarantors, landlords' waivers, and lease amendments required under Section 3.03) to the Transactions, have been received;

          (vi) a representation by the Borrowers that since October 31, 1998, there has been no event that could reasonably be expected to have a Material Adverse Effect;

                      (vii) evidence that there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or (to the best of the knowledge of the Parent and its Subsidiaries) threatened against or affecting the Borrowers, any of the Grantors or Guarantors, any of their respective businesses, assets or rights or any Lender (i) which is reasonably likely to have a Material Adverse Effect or which may materially impair the ability of any Borrower, any Grantor or any Guarantor to perform its obligations under any Loan Document to which it is a party or (ii) which involve any of the Transactions;

          (viii) evidence of compliance with the representations and warranties made in Section 4.17 hereof; and

          (ix) evidence reasonably satisfactory to Agent of compliance with the representations and warranties made in Section 4.22 hereof.

               (j) The Agent and the Lenders shall have had the opportunity, if they so choose, to examine the books of account and other records and files of the Parent and its Subsidiaries, the Grantors and the Guarantors and to make copies thereof, and to conduct a pre-closing audit or perform other due diligence which shall include, without limitation, verification of payment of payroll taxes and accounts payable, formulation of an opening Borrowing Base and review of environmental and labor issues, and the results of such examination, audit and due diligence shall have been reasonably satisfactory to the Agent and Lenders in all respects. Neither the Agent nor any Lender shall have become aware of any previously undisclosed materially adverse information with respect to the Parent or any of its Subsidiaries or the Transactions or of any material adverse change in the facts, circumstances or information with respect to the Parent or any of its respective Subsidiaries or the Transactions as understoo by the Agent on or as of July 31, 1999. None of the information submitted prior to the Second Amendment and Restatement Date shall have been or become, taken together with all other such information submitted prior to the Second Amendment and Restatement Date, false, incomplete, or inaccurate in any material and adverse respect, and none of the conditions represented or indicated by the Parent or any of its Subsidiaries to exist shall change in any material and adverse respect.

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

          (l) Hahn & Hessen LLP, counsel to the Agent, shall have received payment in full for all legal fees charged, and all costs and expenses incurred, by such counsel through the Second Amendment and Restatement Date in connection with the transactions contemplated under this Agreement, the Security Documents and the other Loan Documents and instruments in connection herewith and therewith.

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

          (p) The Agent shall have received Additional Mortgages (as such term is defined in Section 3.03 hereof) and such other agreements, documents and information described in Section 3.03 as Agent shall request with respect to the real property of Parent and its Subsidiaries listed on Schedule 5.02(p) hereof, the foregoing to be in form and substance satisfactory to Agent.

          (q) The Agent shall have received such other documents as the Lenders or the Agent or Agent's counsel shall reasonably deem necessary (including, without limitation, all UCC amendment statements, UCC assignment statements, mortgage amendments, mortgage assignments, and other agreements reasonably requested by the Agent to ensure the Agent and the Lenders the full enjoyment of all collateral security and other benefits enjoyed by the Previous Agent and Previous Lender under the Previous Loan Agreement).

VI.  AFFIRMATIVE COVENANTS

        The Borrowers each covenant and agree with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit or any fee, expense or amount payable hereunder or in connection with any of the Transactions shall be unpaid, it will, and will cause each of its Subsidiaries and, with respect to Section 6.07 hereof, each ERISA Affiliate, to:

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

        SECTION 6.03. Insurance. (a) Keep its insurable properties adequately insured against all risks, including fire, flood, sprinkler leakage and other hazards, at all times by financially sound and reputable insurers with a rating of "A-" or better (except for Home Insurance, which may be rated
B+ or better),  as established by  Best's  Rating Guide (or an equivalent rating with such other  publications  of a similar nature as shall be in current use), (b) maintain such other insurance, to such extent and against all risks, including fire and other risks insured against by extended coverage, provided, however, that such insurance shall insure the property of the Parent and its Subsidiaries against all risk of physical damage, including, without limitation, loss by fire, explosion, theft, fraud and such other casualties as may be reasonably satisfactory to the Agent, but in no event at any time in an amount less than the greater of (i) the Obligations and (ii) the replacement value of the Collateral, (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Parent or any of its Subsidiaries, in such amount as the Agent shall reasonably deem necessary, and (d) maintain such other insurance as may be required by law or as may be reasonably requested by the Agent for purposes of assuring compliance with this Section 6.03. All insurance covering tangible personal property subject to a Lien in favor of the Agent for the benefit of the Lenders granted pursuant to the Security Documents shall provide that, in the case of each separate loss the full amount of insurance proceeds shall be payable to the Agent and shall further provide for at least 30 days'
prior written notice to the Agent of the cancellation or substantial modification thereof.

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

          SECTION 6.05. Financial Statements, Reports, etc. Furnish to the Agent, with copies for each of the Lenders:

          (a) within 90 days after the end of each Fiscal Year, (i) Consolidated balance sheets and Consolidated income statements showing the financial condition of the Parent and its Subsidiaries as of the close of such Fiscal Year and the results of their operations during such year, and (ii) a Consolidated statement of shareholders' equity and a Consolidated statement of cash flow, as of the close of such Fiscal Year, all the foregoing financial statements to be audited by a Big 4 or other independent public accountants reasonably acceptable to the Agent (including the firm of Amper, Politziner & Mattia) (which report shall not contain any qualification except with respect to new accounting principles mandated by the Financial Accounting Standards Board), and to be in form and substance reasonably acceptable to the Agent;

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

          (d) concurrently with any delivery under (a) and (b) above, a certificate of the firm or person referred to therein and a certificate of the Financial Officer of the Parent (which certificate furnished by the independent public accountants referred to in paragraph (a) above may be limited  to  accounting  matters  and  disclaim  responsibility  for  legal interpretations), each certifying that to the best of its, his or her knowledge no Default or Event of Default has occurred (including calculations demonstrating compliance, as of the dates of the financial statements being furnished at such time, with the covenants set forth in Sections 7.07, 7.08 and 7.09 hereof) and, if such a Default or Event of Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto;

          (e) within 60 days of any delivery under (a) above, a management letter prepared by the independent public accountants who reported on the financial statements delivered under (a) above, with respect to the internal audit and financial controls of each of the Parent and its Subsidiaries;

          (f) within 45 days prior to the beginning of each Fiscal Year, a summary of business plans and financial operation projections (including, without limitation, forecasts of Capital Expenditures, forecasts regarding expenditures with respect to New/Replacement Store Projects and any other expenditures for fixed assets, along with forecasts of any financing associated with any of the foregoing expenditures and information regarding the status of New/Replacement Store Projects) for the Parent and its Subsidiaries for such Fiscal Year (including Fiscal Quarterly balance sheets, statements of income and of cash flow and an Undrawn Availability forecast) and annual projections through the Final Maturity Date prepared by management and in form, substance and detail (including, without limitation, principal assumptions) reasonably satisfactory to the Agent;

               (g) no later than Friday of each week, a certificate, in form, substance and detail reasonably satisfactory to the Agent, of the Financial Officer of the Borrowers demonstrating that (A) the sum of (x) the amount available to be borrowed under Section 2.01(a) of this Agreement as at the close of business on Saturday of the preceding week plus (y) the Cash on Hand of Borrowers on the day of the week after such Saturday on which the weekly payment for amounts due to Wakefern is made (such day, the "Wakefern Payment Day") exceeded by at least $2,500,000 (B) the sum of (x) all Revolving Loans outstanding as of such Wakefern Payment Day after giving effect to all such payments made to Wakefern; provided, however, for the purpose of this sub-section
        6.05 (g) only, the Cash on Hand of Borrowers noted above shall only be added to the extent that on the day on which the above certificate is delivered, all funds included in the Cash on Hand of Borrowers on the Wakefern Payment Day hav been forwarded to Agent and applied to reduce the Revolving Loans.

          (h) promptly upon the request of the Agent, a certificate, in form, substance and detail satisfactory to the Agent, of the Financial Officer of the Borrowers demonstrating that, as at the close of business on such previous date as Agent shall reasonably request the sum of (x) the amount available to be borrowed under Section 2.01(a) of this Agreement plus (y) the Cash on Hand of Borrowers exceeded by at least $2,500,000 the sum of all Revolving Loans outstanding as of such date of determination;

          (i) immediately upon becoming aware thereof, notice to the Agent of the breach beyond any applicable grace period by any party of any material agreement with the Parent or any of its Subsidiaries;

          (j) such other information as the Agent or any Lender may reasonably request, including, without limitation, profit and loss information on a store by store basis, as well as supplemental expense information. At the reasonable request of any Lender, the Agent agrees to promptly forward such request for information to the Borrowers; and

          (k) a copy of all documents and information provided by Borrowers or any Guarantor to any other lender, to the extent such documents and/or information has not already been provided to Agent.

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

          (c) any Default or Event of Default, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto; and

          (d) any development in the business or affairs of the Parent or its Subsidiaries which has had or which is likely, in the reasonable judgment of any Responsible Officer of the Borrowers, to have, a Material Adverse Effect (including, without limitation, any actual or threatened strike, work stoppage or other labor action, whether or not authorized by labor unions).

          SECTION 6.07. ERISA. (a) Except as set forth on Schedule 6.07(a), pay and discharge promptly any liability imposed upon it pursuant to the provisions of Title IV of ERISA except to the extent the Borrowers are contesting the liability in good faith.

               (b) Deliver to the Agent, promptly, and in any event within 30 days, after (i) the occurrence of any Reportable Event, a copy of the materials that are filed with the PBGC, (ii) any Borrower or any ERISA Affiliate or an administrator of any Pension Plan files with participants, beneficiaries or the PBGC a notice of intent to terminate any such Plan, a copy of any such notice,
(iii) the receipt of notice by any Borrower or any ERISA Affiliate or an administrator of any Pension Plan from the PBGC of the PBGC's intention to terminate any Pension Plan or to appoint a trustee to administer any such Plan, a copy of such notice, (iv) the filing thereof with the Internal Revenue Service, copies of each annual report that is filed on Treasury Form 5500 with respect to any Plan, together with certified financial statements (if any) for the Plan and any actuarial statements on Schedule B to such Form 5500, (v) any Borrower or any ERISA Affiliate knows or has reason to know of any event or condition which might constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan, an explanation of such event or condition, (vi) the receipt by any Borrower or any ERISA Affiliate of an assessment of withdrawal liability under
Section 4201 of ERISA from a Multiemployer Plan, or any other notice from such Multiemployer Plan of any action or event involving or in connection with insolvency, reorganization or termination (each as defined in ERISA) a copy of such assessment, or notice (vii) any Borrower or any ERISA Affiliate knows or has reason to know of any event or condition which might cause any one of them to incur a liability under Section 4062, 4063, 4064 or 4069 of ERISA or Section 412(n) or 4971 of the Code, an explanation of such event or condition, and
(viii) any Borrower or any ERISA Affiliate knows or has reason to know that an application is to be, or has been, made to the Secretary of the Treasury for waiver of the minimum funding standard under the provisions of Section 412 of the Code, a copy of such application, and in each case described in clauses (i) through (iii) and (v) through (vii) together with a statement signed by the Financial Officer of the Parent setting forth details as to such Reportable Event, notice, event or condition and the action which the Parent, the Borrower or such ERISA Affiliate proposes to take with respect thereto.

          (c) within 30 days after the end of any Fiscal Quarter in which any Borrower becomes aware, directly or indirectly, of any fact or information that materially changes the status of the Borrowers with respect to the Multiemployer Plans, give notice thereof to the Agent.

        SECTION 6.08. Maintaining Records; Access to Properties and Inspections; Right to Audit. Maintain financial records in accordance with accepted financial practices and, upon reasonable notice (which may be telephonic), at all reasonable times and as often as any Agent may request, permit any authorized representative designated by such Agent to visit and inspect the properties and financial records of the Parent and its Subsidiaries and to make extracts from such financial records at the Borrowers' expense, and permit any authorized representative designated by such Agent to discuss the affairs, finances and condition of the Parent and its Subsidiaries with the appropriate Financial Officer and such other officers as such Agent shall deem appropriate and the Parent's independent public accountants, as applicable. An authorized representative of each of the Lenders may accompany the Agent on such visits and inspections. The Agent shall have the right to audit, as often as it may request, the existence and condition of the inventory, books and records of the Parent and its Subsidiaries and to review their compliance with the terms and conditions of this Agreement and the other Loan Documents. The Borrowers shall pay Agent's customary per diem rates, all out-of-pocket expenses of Agent's auditors and all costs of Agent with respect to third-party examiners. Notwithstanding the foregoing, prior to a Default or Event of Default, the Borrowers shall not be obligated to reimburse Agent for more than four visits each calendar year.

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

               (d) Timely undertake and complete any Remedial Work required to be undertaken of the Borrowers or any Guarantor by any Environmental Law.

               (e) Without in any way limiting the scope of Section 11.04(c) and in addition to any obligations thereunder, Borrowers each hereby indemnifies and agrees to hold the Agent and the Lenders harmless from and against any liability, loss, damage, suit, action or proceeding arising out of its business or the business of its Subsidiaries pertaining to Hazardous Materials, including, but not limited to, claims of any governmental body or any third person arising under any Environmental Law or under tort, contract or common law. To the extent laws of the United States or any state or local jurisdiction in which property owned, operated, leased or occupied by the Borrowers or any of their respective Subsidiaries is located provide that a Lien upon such property of the Borrowers or such Subsidiary may be obtained for the removal of Hazardous Materials which have been Released, no later than sixty days after notice is given by the Agent to the Borrowers or such Subsidiary, the Borrowers or such Subsidiary shall deliver to the Agent a report issued by a qualified third party engineer certifying as to the existence of any Hazardous Materials located upon or beneath the specified property. To the extent any Hazardous Materials located therein or thereunder either subject the property to Lien or require removal pursuant to any applicable Environmental Laws, the removal thereof shall be an affirmative covenant of the Borrowers hereunder.

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

               (b) Use all proceeds of each borrowing under the Capital Expenditure Facility Commitment in compliance with Section 5.01A hereof.

        SECTION 6.17 Collateral Locations. Keep the Collateral at the locations specified on Schedule 6.17. With respect to any new location (which in any event shall be within the continental United States), Parent and its Subsidiaries will execute such documents and take such actions as Agent deems necessary to perfect and protect the security interests of the Agent and Lenders in the Collateral, as well as any documents requested by Agent pursuant to Sections 3.03 and/or
3.04 prior to the transfer or removal of any Collateral to such new location.

VII.    NEGATIVE COVENANTS

        The Borrowers each covenant and agree with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under or with respect to any Letter of Credit, or any fee, expense or amount payable hereunder or in connection with any of the Transactions shall be unpaid, it will not and will not cause or permit any of its Subsidiaries and, in the case of Section 7.14 hereof, any ERISA Affiliate to, either directly or indirectly:

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

          (b) Liens imposed by law, such as landlord, carriers', warehousemen's, mechanics', materialmen's and vendors' liens and other similar liens, incurred in good faith in the ordinary course of business and securing obligations which are not overdue or which are being contested in good faith by appropriate proceedings as to which the Parent or any of its Subsidiaries, as the case may be, shall, to the extent required by generally accepted accounting principles consistently applied, have set aside on its books adequate reserves;

          (c) Liens securing the payment of taxes, assessments and governmental charges or levies, that are not delinquent or are being diligently contested in good faith by appropriate proceedings and as to which adequate reserves have been established in accordance with generally accepted accounting principles; provided, however, that in no event shall the aggregate amount of such reserves be less than the aggregate amount secured by such Liens, and provided, further, that the amount secured by such Liens shall at no time exceed an aggregate of $50,000; -------- ------- --------
     -------

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

               (e) Liens upon any equipment purchased or leased by the Parent or any of its Subsidiaries (other than Financed Equipment as defined in Section 5.01A hereof and other than equipment located on the same Project Premises as Financed Equipment), which Liens are created or incurred by the Parent or any of its Subsidiaries (x) as a condition to the financing of such acquisition to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or (y) as a condition to the financing of a Capital Expenditure made in cash by the Parent or any of its Subsidiaries in order to acquire such equipment, to the extent that such financing is consummated and Lien is granted within forty-five (45) days of the acquisition of such equipment, in each of (x) and (y) above to secure or provide for the payment of any part of the purchase price of, or lease payments on, such equipment or to secure the repayment of such refinancing as described in clause (y) above (but no other amounts and not in excess of the purchase price or lease payments); provided, however, that any such Lien shall not apply to any other property of the Parent or any of its Subsidiaries (other than the proceeds of such equipment and accessions and additions thereto, substitutions therefor, and all replacements thereof); and provided, further, that after giving effect to such purchase, lease or refinancing, compliance is maintained with Section 7.10 hereof;

          (f) Liens created in favor of GMACBC or any Issuing Bank for the benefit of the Secured Parties with respect to Letters of Credit;

          (g) (i) Liens  existing on the date of this Agreement and set forth in
     Schedule 7.01 annexed hereto, (ii) Liens existing after the date of this Agreement with respect to the property described on Schedule 7.01 annexed hereto established pursuant to refinancings permitted under Section 7.03(ii) (but only to the extent that the Indebtedness being refinanced was secured by the property described on Schedule 7.01), or (iii) Liens set forth in Schedule B to each of the title policies referred to in Section
     3.03 hereof;
          (h) Liens created in favor of the Agent for the benefit of the Secured Parties;

          (i) Liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money, statutory obligations, surety, customs and appeal bonds and other obligations of like nature, incurred as an incident to and in the ordinary course of business);

          (j) Liens (excluding Liens on inventory or accounts receivable) securing no more than $50,000; or

          (k) consigned inventory in display cases owned by the consignor.

        SECTION 7.02. Sale and Lease-Back Transactions. Enter into any arrangement, directly or indirectly, with any person whereby the Parent or any of its Subsidiaries shall sell or transfer any property, real or personal, and used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which the Parent or such Subsidiary intends to use for substantially the same purpose or purposes as the property being sold or transferred.

        SECTION 7.03. Indebtedness. Incur, create, assume or permit to exist any Indebtedness other than (i) Indebtedness secured by Liens permitted under
Section 7.01; provided, however, that (x) Adjusted Indebtedness shall not exceed the sum of (1) Adjusted Indebtedness for the acquisition of equipment at a
single   New/Replacement   Store   Project   (the   "Alternative    Capex
Financing") incurred at any time during the Capital Expenditure Facility Availability Period; provided, however, that (a) the Alternative Capex Financing shall be limited to the lesser of $4,000,000 and the unused principal amount of the Total Capital Expenditure Facility Commitment; (b) such Alternative Capex Financing shall be incurred pursuant to documents reasonably satisfactory to Agent; (c) no portion of such Alternative Capex Financing shall be guaranteed by Wakefern; (d) the Agent shall be notified in writing prior to the incurrence of any such Alternative Capex Financing, which notice shall designate such borrowing as the "Alternative Capex Financing" and indicate the date on which such borrowing shall occur; (e) the Borrowers shall be permitted to incur only one borrowing with the Alternative Capex Financing; and (f) simultaneously with the incurrence of such Alternative Capex Financing, the Total Capital Expenditure Facility Commitment shall be immediately and permanently reduced by $4,000,000 and (2) (a) $550,000 in new Adjusted Indebtedness incurred during
Fiscal Year 1999; (b) $1,250,000 in new Adjusted  Indebtedness  incurred  during
Fiscal Year 2000; (c) $8,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2001 (provided, however, that such Indebtedness shall be incurred in connection with no more than two store locations and the amount of Indebtedness incurred with respect to each individual store shall not exceed $4,000,000); (d) $250,000 in new Adjusted Indebtedness incurred during Fiscal Year 2002; (e) $250,000 in new Adjusted Indebtedness incurred during Fiscal Year 2003, and (f) $250,000 in new Adjusted Indebtedness incurred during Fiscal Year 2004, in each case for the Parent and its Subsidiaries, and provided, further, that to the extent the full amount of permitted Indebtedness as set forth in clauses (a) through (f) above is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year), provided, however, that any Indebtedness incurred in such immediately succeeding Fiscal Year shall first be applied to the reduction of the regularly scheduled amount of permitted Indebtedness as set forth in the foregoing clauses (a) through (f), as the case may be and secondly to any such carryover amount; and provided, further, that the Adjusted Indebtedness described in the foregoing clause (2) shall be incurred pursuant to documents reasonably satisfactory to Agent and (y) Indebtedness attributable to Capitalized Lease Obligations in connection with real estate leases shall not exceed on aggregate amount of (a) $5,865,000 in new Indebtedness incurred during Fiscal Year 1999; (b) $35,073,000 in new
Indebtedness incurred during Fiscal Year 2000; (c) $38,729,000 in new Indebtedness incurred during Fiscal Year 2001; (d) $0 in new Indebtedness incurred during Fiscal Year 2002; (e) $0 in new Indebtedness incurred during Fiscal Year 2003 and (f) $0 in new Indebtedness incurred during Fiscal Year 2004, in each case for the Parent and its Subsidiaries and provided, further, that to the extent the full amount of permitted Indebtedness as set forth in clauses (a) through (f) above is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year), provided, however, that any Indebtedness incurred in such immediately succeeding Fiscal Year shall first be applied to the reduction of the regularly scheduled amount of permitted Indebtedness as set forth in the foregoing clauses (a) through (f), as the case may be and secondly to any such carryover amount, (ii) Indebtedness (including, without limitation, Guarantees) existing on the date hereof and listed in Schedule 7.03 annexed hereto, but not the increase, extension, renewal or refunding thereof if, pursuant to such increase, extension, renewal or refunding, (x) the amount of the relevant Indebtedness is increased, (y) the terms thereof and the related interest rate do not fairly reflect market conditions for companies in businesses and with credit standing similar to the Parent or (z) such Indebtedness is more senior in rank than that being so extended, renewed or refunded, (iii) Indebtedness incurred hereunder and under the other Loan Documents, (iv) Indebtedness of the Parent to Wakefern and affiliates of Wakefern required to be incurred under the Wakefern Shareholder Agreement, the Certificate of Incorporation of Wakefern and/or the bylaws of Wakefern, (v) Guarantees constituting the endorsement of negotiable instruments for deposit or collection in the ordinary course of business, (vi) Guarantees of the Obligations, (vii) Subordinated Indebtedness, but not the increase, extension, renewal or refunding thereof except as consented to by Agent in writing, (viii) Indebtedness to banks with whom Borrowers regularly bank with respect to uncollected funds in accordance with past practices; (ix) Intercompany Indebtedness to the extent permitted under Section 7.06 and (x) Indebtedness relating to up to a $7 million potential construction loan in or subsequent to Fiscal Year 2001 at the Bricktown New/Replacement Store Project, provided that such loan be permitted only under the condition that the loan be outstanding no longer than 24 months, that the landlord has permanent take-out financing in place at the time such loan is entered into and that the terms and conditions of such construction loan financing, permanent take-out financing and all lease arrangements with respect to the Bricktown New/Replacement Store Project be in conformity in all material respects with the terms and conditions approved by Agent in writing prior to Borrower entering into any material undertaking with respect to such Bricktown New/Replacement Store Project; provided, however, that Agent agrees to make reasonable efforts to communicate with Borrowers on a reasonably prompt basis regarding terms and conditions that are acceptable to Agent and/or the Lenders.

        SECTION 7.04. Dividends, Distributions and Payments. Declare or pay, directly and indirectly, any cash dividends or make any other distribution, whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any shares of its capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value (or permit any Subsidiary to purchase or acquire) any shares of any class of its capital stock or set aside any amount for any such purpose, except that
(i) any Subsidiary of the Parent may pay dividends to a Borrower; and (ii) distributions of Common Stock of the Parent may be made to shareholders of the Parent other than Wakefern and its Subsidiaries or affiliates. Notwithstanding the foregoing, no payment referred to herein may be made unless both before and immediately after giving effect thereto, there shall exist and be continuing no Default or Event of Default and all other conditions and restrictions with respect to such payment under this Agreement shall have been satisfied.

        SECTION 7.05. Consolidations, Mergers and Sales of Assets. Consolidate with or merge into any other person, or sell, lease, transfer or assign to any persons or otherwise dispose of (whether in one transaction or a series of transactions) any portion of its assets (whether now owned or hereafter acquired), or permit another person to merge into it, or acquire all or substantially all the capital stock or assets of any other person except as otherwise permitted by Section 7.06 hereof, except that (a) the Borrowers may sell any of their inventory in the normal course of their business, and (b) in addition to the foregoing, subject to Section 2.09 hereof, the Parent and its Subsidiaries may sell any of their assets for fair market value, provided that the aggregate fair market value of all assets sold under this clause (b) during the period from the Initial Closing Date through and including the Final Maturity Date shall not, without the prior written consent of the Agent, exceed $5,000,000.

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

          (e) investments in the stock of any Subsidiary existing on the Second Amendment and Restatement Date, but not any additional investments therein;

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

          (i) loans for which the  indebtedness  is  otherwise  permitted  under
     Section 7.03 hereof;

          (j) cash advances, made subsequent to October 30, 1999, by the Borrowers to Reading not in excess of an aggregate of $100,000 per year and cash advances made by a Borrower to another Borrower (collectively, "Intercompany Indebtedness"); and

          (k) capital stock issued by Wakefern Food Corp., Insure-Rite, Ltd. and/or WFC-1 Realty Corp. described in Schedule 7.06 hereto, but no additional capital stock in such entities except as issued in connection with capital contributions made as permitted under Section 7.06(f) above.

provided that, in each case mentioned in (a), (b), (c) and (d) above, such obligations shall mature not more than one year from the date of acquisition thereof; and provided, further, that Loans may not be used to purchase or otherwise fund the investments described in clauses (a) through and including
(e) above.

               SECTION 7.07. EBITDA. Permit Adjusted EBITDA of the Parent and its Subsidiaries for the four most recent consecutive Fiscal Quarters of the Parent ending on or prior to the date of determination to be less than the amounts listed below during the periods listed below:

                                                     Minimum  Adjusted  EBITDA:
 For the  first,  second  and third  Fiscal
 Quarters  of the  Fisca1 Year ended October  2000              $ 13,000,000

 At the end of the fourth Fiscal Quarter of Fiscal Year
 ended October, 2000 and the first, second and third
 Fiscal Quarters of the Fiscal Year ended  October 2001         $ 13,500,000

 At the end of the fourth Fiscal Quarter of Fiscal Year
 ended, October, 2001 and the first, second and third Fiscal
 Quarters of the Fiscal Year ended October 2002.                $ 16,000,000

 At the end of the fourth Fiscal Quarter of Fiscal Year
 ended October, 2002 and the  first,  second and third
 Fiscal  Quarters  of the  Fiscal  Year ended October  2003.    $ 16,500,000

  At the end of the fourth Fiscal Quarter of Fiscal Year
  ended Otober, 2003  and the first, second and third
  Fiscal Quarters of the Fiscal Year ended October 2004.        $ 17,500,000

 For each Fiscal Quarter including and after the fourth
 Fisca1 Quarter of the Fiscal Year ended October 2004.          $ 18,000,000

          SECTION 7.08. Leverage Ratio. Permit the ratio of (a) Adjusted Indebtedness at the date of determination of the Parent and its Subsidiaries to
(b) Adjusted EBITDA of the Parent and its Subsidiaries for the four most recent consecutive Fiscal Quarters ending on or prior to the date of determination to exceed the following ratios as of the end of any Fiscal Quarter of Parent.

For each Fiscal Quarter in Fiscal Year 2000                3.0:1.00
For each Fiscal Quarter in Fiscal Year 2001                3.5:1.00
For each Fiscal Quarter in Fiscal Year 2002                3.2:1.00
For each Fiscal Quarter in Fiscal Year 2003 and thereafter 2.5:1.00



               SECTION 7.09. Debt Service Coverage Ratio. Permit the Debt Service Coverage Ratio of the Parent and its Subsidiaries for the four most recent consecutive Fiscal Quarters of the Parent ending on or prior to the date of determination to be less than the following ratios as of the end of any Fiscal Quarter of Parent; provided, however, that for the first three Fiscal Quarters of Fiscal Year 2000, regularly scheduled principal payments made in Fiscal Year 1999 or in the first Fiscal Quarter of Fiscal Year 2000 on loans from Heller Financial shall not be included as principal payments in subsection
(D) of the definition of Debt Service Coverage Ratio:

For each Fiscal Quarter in Fiscal Year 2000         1.10:1.00
For each Fiscal Quarter in Fiscal Year 2001         1.20:1.00
For each Fiscal Quarter in Fiscal Year 2002 and for 1.00:1.00 the first two Fiscal Quarters of Fiscal Year 2003
For the third and fourth Fiscal Quarters of Fiscal 1.10:1.00 Year 2003 and thereafter

     SECTION 7.10. Capital Expenditures Contract for, purchase or make any expenditure or commitments for (a) Adjusted Capex in any Fiscal Year in an aggregate amount in excess of the following amounts for the Parent and its Subsidiaries on a Consolidated basis:


                                              Adjusted Capex

Fiscal Year 2000                                  6,750,000
Fiscal Year 2001                                  9,250,000
Fiscal Year 2002                                  7,100,000
Fiscal Year 2003                                  6,500,000
Fiscal Year 2004 and each Fiscal Year thereafter  6,600,000


          (b) Capital Expenditures relating to New/Replacement Store Projects (excluding Capital Expenditures for real estate assets acquired pursuant to Capitalized Lease Obligations, hereinafter referred to as "Store Project Capex") in any Fiscal Year in an aggregate amount in excess of the following amounts for the Parent and its Subsidiaries on a Consolidated basis:


                                           Store Project Capex

Fiscal Year 2000                                14,800,000
Fiscal Year 2001                                23,600,000
Fiscal Year 2002 and each Fiscal Year thereafter    0



provided, however, that to the extent the full amount of permitted Store Project Capex is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal
Year only (but not in any subsequent Fiscal Year), provided, however, that any such Store Project Capex incurred in such immediately succeeding Fiscal Year shall first be applied to the reduction of the amount of permitted Store Project Capex for the fiscal year in which such Store Project Capex is made and secondly to any such carryover amount.

               SECTION 7.11 Business . Alter the nature of its business as operated on the date of this Agreement in any material respect.

               SECTION 7.12. Sales of Receivables. Sell, assign, discount, transfer, or otherwise dispose of any accounts receivable, promissory notes, drafts or trade acceptances or other rights to receive payment held by it, with or without recourse, except for the purpose of collection or settlement in the ordinary course of business.

               SECTION 7.13. Use of Proceeds. Permit the proceeds of any Credit Event to be used for any purpose which entails a violation of, or is inconsistent with, Regulation T, U or X of the Board, or for any purpose other than those set forth in Section 6.16 hereof.

               SECTION 7.14. ERISA. (a) Engage in any transaction in connection with which any Borrower or any ERISA Affiliate could be subject to either a material civil penalty assessed pursuant to the provisions of Section 502 of ERISA or a material tax imposed under the provisions of Section 4975 of the Code.

          (b)  Terminate  any  Pension  Plan in a "distress  termination"  under
     Section 4041 of ERISA which could result in a material liability of any Borrower or any ERISA Affiliate to the PBGC, or take any other action which could result in a material liability of any Borrower or any ERISA Affiliate to the PBGC.

          (c) Fail to make payment when due of all amounts which, under the provisions of any Plan, any Borrower or any ERISA Affiliate is required to pay as contributions thereto, or, with respect to any Pension Plan, permit to exist any "accumulated funding deficiency" (within the meaning of Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect thereto.

          (d) Adopt an amendment to any Pension Plan requiring the provision of security under Section 307 of ERISA or Section 401(a)(29) of the Code.

               SECTION 7.15. Accounting Changes. Make, or permit any Subsidiary to make any material change in its accounting treatment or financial reporting practices except as required or permitted by this Agreement or generally accepted accounting principles in effect from time to time.

               SECTION 7.16. Prepayment or Modification of Indebtedness; Modification of Charter Documents. (a) Directly or indirectly prepay, redeem, purchase or retire in advance of its scheduled maturity any Indebtedness other than Indebtedness incurred hereunder. Nothing herein contained shall be deemed to prevent the refinancing of Indebtedness otherwise permitted under Section 7.03(ii) of this Agreement.

          (b) Directly or indirectly modify, amend or otherwise alter the terms and provisions of any Subordinated Indebtedness or any Adjusted Indebtedness with a principal amount in excess of $25,000. Nothing herein contained shall be deemed to prevent the refinancing of Indebtedness otherwise permitted under Section 7.03(ii) of this Agreement.

          (c) Directly or indirectly modify, amend or alter their certificates or articles of incorporation, preferred stock/certificates of designations or by-laws, other than the amendment dated April 4, 1996 to the certificate of incorporation of Parent and filed with the Secretary of State of New Jersey on May 20, 1996.

               SECTION 7.17. Transactions with Affiliates. Except as otherwise specifically permitted in this Agreement, directly or indirectly purchase, acquire or lease any property from, or sell, transfer or lease any property to, or enter into any other transaction with, any stockholder, Affiliate or agent of Parent, any Subsidiary thereof, or any relative thereof, except at prices and on any terms not less favorable to it than that which would have been obtained in an arm's-length transaction with a non-affiliated third party.

               SECTION 7.18. Consulting Fees. Pay any management, consulting or other fees of any kind to any Affiliate of Parent or any Subsidiary thereof, other than salaries to employees consistent with industry practice, legal fees and consulting and investment banking fees, but only to the extent that the payment of the foregoing legal, consulting and investment banking fees complies with Section 7.17.

               SECTION 7.19. Limitations on Dividends and Other Payments. Create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any Subsidiary of Parent to (a) pay dividends or make any other distributions on its capital stock or any other equity interest or participation in, or measured by, its profits, owned by Parent or any Subsidiary of Parent, or pay any indebtedness owed to, Parent or any Subsidiary of Parent, (b) make loans or advances to Parent, or any Subsidiary of Parent, or
(c) transfer any of its properties or assets to Parent, except for such encumbrances or restrictions existing under or by reason of (i) applicable law or (ii) this Agreement.

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

               (d) (i) default shall be made in the due observance or performance of any covenant, condition or agreement (not within preceding clauses VIII(a) or VIII(b) or within clause VIII(d)(ii)) to be observed or performed on the part of the Parent or any of its Subsidiaries pursuant to the terms of this Agreement, any of the Notes, any of the Security Documents or any other Loan Document; or (ii) default shall be made on the due observance or performance of Sections 6.01, 6.02, 6.07, 6.09, 6.10, 6.11, 6.12(a), 6.12(b), 6.12(d), 7.11,
        7.14 and/or 7.15 of this  Agreement,  and such default under this clause
        (d)(ii) shall not be cured by the Borrowers within a period of 10 days after the Parent or any of its Subsidiaries becomes aware, or after the Parent of any of its Subsidiaries should reasonably have become aware, of such default, whichever is earlier; provided, however, that if such default under this clause (d)(ii) is not curable within such 10 day period then such 10 day period shall be extended by twenty (20) days to a total of thirty (30) days in the event that the Borrowers shall, within such ten (10) day period and continuously thereafter, diligently proceed to cure such default;

               (e) any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency, liquidation or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for such Borrower, such Guarantor, such Grantor or such Subsidiary or for a substantial part of its property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due or (vii) take corporate action for the purpose of effecting any of the foregoing;

               (f) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof, or of a substantial part of the property or assets of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof, under Title 11 of the United States Code or any other Federal state or foreign bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof or for a substantial part of the property of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof or (iii) the winding-up or liquidation of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof; and such proceeding or petition shall continue undismissed for 45 days or an order or decree approving o ordering any of the foregoing shall continue unstayed and in effect for 45 days;

          (g) default shall be made with respect to any Indebtedness or obligations under a capitalized lease of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof, whose unpaid principal payments exceed in the aggregate $100,000 at any time (excluding Indebtedness outstanding hereunder) if the effect of any such default shall be to accelerate, or to permit the holder or obligee of any such Indebtedness or obligations under a capitalized lease (or any trustee on behalf of such holder or obligee) at its option to accelerate, the maturity of such Indebtedness or obligations under a capitalized lease, or if any such Indebtedness or obligations under a capitalized lease shall not be paid when scheduled to be due and payable (taking into account any grace periods);

               (h) (i) a Reportable Event shall have occurred with respect to a Pension Plan, (ii) the filing by any Borrower, any ERISA Affiliate, or an administrator of any Plan of a notice of intent to terminate such a Plan in a "distress termination" under the provisions of
        Section 4041 of ERISA, (iii) the receipt of notice by any Borrower, any ERISA Affiliate, or an administrator of a Plan that the PBGC has instituted proceedings to terminate (or appoint a trustee to administer) such a Pension Plan, (iv) any other event or condition exists which might, in the opinion of the Agent, constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan by the PBGC,
        (v) a Pension Plan shall fail to maintain the minimum funding standard required by Section 412 of the Code for any plan year or a waiver of such standard is sought or granted under the provisions of Section 412(d) of the Code, (vi) except for the withdrawal set forth on Schedule
        4.10 with respect to the Tri-State Pension Fund incur a partial or complete withdrawal from a Multiemployer Plan that results in any liability to any Borrower or any ERISA Affiliate; (vii) any Borrower or any ERISA Affiliate has incurred, or is likely to incur, a liability under the provisions of Section 4062, 4063, 4064, 4201 or 4203 of ERISA,
        (viii) any Borrower or any ERISA Affiliate fails to pay the full amount of an installment required under Section 412(m) of the Code, (ix) the occurrence of any other event or condition with respect to any Plan which would constitute an event of default under any other agreement entered into by any Borrower or any ERISA Affiliate, and in each case in clauses (i) through (ix) of this subsection (h), such event or condition, together with all other such events or conditions, if any, could subject any Borrower or any ERISA Affiliate to any taxes, penalties or other liabilities which, in the opinion of the Agent, could have a Material Adverse Effect on the financial condition of the Borrowers and the ERISA Affiliates taken as a whole;

          (i) any Borrower or any ERISA Affiliate (i) shall have been notified by the sponsor of a Multiemployer Plan that it has incurred any material withdrawal liability to such Multiemployer Plan, and (ii) does not have reasonable grounds for contesting such withdrawal liability and is not in fact contesting such withdrawal liability in a timely and appropriate manner;

          (j) a judgment (not reimbursed by insurance policies of any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof or, if an admission of coverage by the applicable insurance company has been issued and delivered to the Agent, if not reimbursable within 45 days of such judgment) or decree for the payment of money, a fine or penalty which when taken together with all other such judgments, decrees, fines and penalties shall exceed $500,000 shall be rendered by a court or other tribunal against any Borrower, any Guarantor, any Grantor or any Subsidiary of any thereof;

          (k) this Agreement, any Note, any of the Security Documents or other Loan Documents shall for any reason cease to be, or shall be asserted by any Borrower, any Guarantor or any Grantor not to be, a legal, valid and binding obligation of such Borrower, such Guarantor or such Grantor, as applicable, enforceable in accordance with its terms, or the security interest or Lien purported to be created by any of the Security Documents shall for any reason cease to be, or be asserted by any Borrower, any Guarantor or any Grantor not to be, a valid, first priority perfected security interest in any Collateral (except to the extent otherwise permitted under this Agreement or any of the Security Documents);

          (l) a Change of Control shall occur;

          (m) any violation by the Parent, New Linden or any other Person of any Intercreditor Agreement;

          (n) any violation by the Parent, New Linden or Wakefern of any agreements in favor of Agent with respect to any charge card or credit card arrangements involving Parent or any Subsidiary. or

          (o) default shall be made with respect to (x) any operating lease of any Borrower, any Grantor, any Guarantor or any Subsidiary thereof, with respect to real property (y) any operating lease of any Borrower, any Grantor, any Guarantor or any Subsidiary thereof where the regularly scheduled monthly payment exceeds $10,000 if the effect of such default shall be to accelerate, or to permit the lessor with respect to such operating lease, at its option, to terminate such operating lease, then, and in any such event (other than an event described in paragraph (e) or (f) above), and at any time thereafter during the continuance of such event, the Agent may, and upon the written request of the Required Lenders shall, by written notice (or facsimile notice promptly confirmed in writing) to the Borrowers, take any or all of the following actions at the same or different times: (i) terminate forthwith all or any portion of the Total Commitment and the obligations of GMACBC to issue or arrange for the issuance of Letters of Credit hereunder; and (ii) declare the Notes, any amounts then owing to the Lenders, any Issuing Bank or GMACBC on account of drawings under any Letters of Credit and all other Obligations to be forthwith due and payable, whereupon the principal of such Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders, any Issuing Bank or GMACBC on account of drawings under any Letters of Credit and other liabilities of the Borrowers accrued hereunder and all other Obligations, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by Borrowers and each Guarantor, anything contained herein or in the Notes to the contrary notwithstanding; provided, however, that with respect to a default described in paragraph (e) or
(f) above, the Total Commitment and the obligation of GMACBC to issue or arrange for the issuance of Letters of Credit shall automatically terminate and the principal of the Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders, any Issuing Bank and GMACBC on account of drawings under any Letters of Credit and any other liabilities of Borrowers accrued hereunder and all other Obligations shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by Borrowers and each Guarantor, anything contained herein o in the Notes to the contrary notwithstanding.

               During the continuance of an Event of Default, the Agent shall have and may exercise all rights and remedies of a mortgagee or a secured party under the Uniform Commercial Code in effect in the State of New York at such time, whether or not applicable to the affected Collateral, and otherwise, including, without limitation, the right to foreclose the Liens granted herein or in any of the Security Documents by any available judicial procedure and/or to take possession of any or all of the Collateral, the other security for the Obligations and the books and records relating thereto, with or without judicial process; for the purposes of the preceding sentence, the Agent may enter upon any or all of the premises where any of the Collateral, such other security or books or records may be situated and take possession and remove the same therefrom; provided, however, with respect to Events of Default other than under
Section VIII(a), Section VIII(b), Section VIII(c), Section VIII(e), Section VIII(f) and/or Section VIII(k), in recognition of the obligations of the Parent and its Subsidiaries under the Wakefern Shareholder Agreement, the Agent and the Lenders agree that if the Borrowers promptly after such Event of Default institutes and maintains asset deployment programs or other actions intended to sell assets of the Parent and Subsidiaries (which program and actions shall be sufficient to repay all Obligations under this Agreement and shall be otherwise acceptable to the Agent and the Lenders in their good faith judgment), then the Agent and the Lenders shall not foreclose on any Collateral at any time prior to the date that is sixty days after the Default which gave rise to such Event of Default; provided, however, that all Obligations under this Agreement shall be repaid no later than the expiration of such sixty day period, and provided, further, that the foregoing proviso shall not affect any other rights or remedies of the Agent or any Lender during such sixty day period (including the right to terminate the Commitment and to accelerate all Obligations).

               The Agent shall have the right, in its sole discretion, to determine which rights, Liens or remedies it shall at any time pursue, relinquish, subordinate, modify or take any other action with respect thereto, without in any way modifying or affecting any of them or any of the Lenders', GMACBC's or the Agent's rights hereunder or under any other Loan Documents; and any moneys, deposits, accounts, balances or other property which may come into any Lender's, GMACBC's or the Agent's hands at any time or in any manner, may be retained by such Lender, GMACBC or the Agent and applied to any of the Obligations.

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

               No right or remedy herein conferred upon the Lenders, GMACBC or the Agent is intended to be exclusive of any other right or remedy contained herein or in any instrument or document delivered in connection with or pursuant to this Agreement or any other Loan Document, and every such right or remedy shall be cumulative and shall be in addition to every other such right or remedy contained herein and therein or now or hereafter existing at law or in equity or by statute, or otherwise.

               No course of dealing between any Borrower or any Grantor or Guarantor and any Lender, GMACBC or the Agent or any failure or delay on the part of any Lender, GMACBC or the Agent in exercising any rights or remedies hereunder or under any other Loan Document shall operate as a waiver of any rights or remedies of the Lenders, GMACBC or the Agent and no single or partial exercise of any rights or remedies hereunder or under any other Loan Document shall operate as a waiver or preclude the exercise of any other rights or remedies hereunder or under any other Loan Document or of the same right or remedy on a future occasion.

               After the occurrence of an Event of Default and acceleration of the Obligations as herein provided, the proceeds of the Collateral and of property of persons other than the Borrowers and the Grantors securing the Obligations and collections from each Guarantee of the Obligations shall be applied by the Agent to payment of the Obligations in the following order, unless a court of competent jurisdiction shall otherwise direct or if otherwise provided in a Security Document:

          (i) FIRST, to payment of all reasonable costs and expenses of the Agent, the Issuing Bank, GMACBC and the Lenders incurred in connection with the preservation, collection and enforcement of the Obligations or any Guarantee thereof, or of any of the Liens granted to the Agent pursuant to the Security Documents or otherwise, including, without limitation, any amounts advanced by the Agent, GMACBC or the Lenders to protect or preserve the Collateral;

          (ii) SECOND, to payment of that portion of the Obligations constituting accrued and unpaid interest and fees and indemnities due and payable under Section 2 hereof, ratably amongst the Agent, GMACBC and the Lenders in accordance with the proportion which the accrued interest and fees and indemnities due and payable under Section 2 hereof constituting the Obligations owing to the Agent, GMACBC and each such Lender at such time bears to the aggregate amount of accrued interest and fees and indemnities payable under Section 2 hereof constituting the Obligations owing to the Agent, GMACBC and all of the Lenders at such time until such interest, fees and indemnities shall be paid in full;

                      (iii) THIRD, to the Agent on behalf of GMACBC in an amount equal to 105% of the then aggregate undrawn amount of all outstanding Letters of Credit to be held by the Agent for the payment of the Obligations with respect thereto when and if due and payable;

          (iv) FOURTH, to payment of the principal of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit), ratably amongst the Lenders and GMACBC in accordance with the proportion which the principal amount of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit) owing to each such Lender and GMACBC bears to the aggregate principal amount of the Obligations (which shall exclude all Obligations with respect to the undrawn amount of Letters of Credit) owing to all of the Lenders and GMACBC until such principal of the Obligations shall be paid in full;

          (v) FIFTH, to the payment of all other Obligations, ratably amongst the Lenders in accordance with the proportion which the amount of such other Obligations owing to each such Lender bears to the aggregate principal amount of such other Obligations owing to all of the Lenders until such other Obligations shall be paid in full; and

          (vi) SIXTH, the balance, if any, after all of the Obligations have been satisfied, shall, except as otherwise provided in the Security
     Documents, be refunded by Agent to the Borrowers or pursuant to the Borrowers' joint written instructions, or paid over to such other person or persons as may be required by law.

               In the event that the amount of monies received by the Agent under clause (iii) above with respect to a Letter of Credit for which there are undrawn amounts at the time of the Agent's receipt of such monies shall exceed the amount of actual payments GMACBC or the Issuing Bank shall have made with respect to drawings under such Letter of Credit after the Agent's receipt of such monies, which determination shall be made after such Letter of Credit has been terminated or has expired, then the Agent shall apply such excess monies and cash collateral in accordance with the preceding paragraphs
(i) through (vi).

               The Borrowers and the Guarantors acknowledge and agree that they shall remain liable to the extent of any deficiency between the amount of the proceeds of the Collateral and collections under the Guarantees of the Obligations and the aggregate amount of the sums referred to in the first through fifth clauses above.

IX.     AGENT

               In order to expedite the transactions contemplated by this Agreement, GMAC Business Credit LLC is hereby appointed to act as Agent on behalf of the Lenders. Each of the Lenders and each subsequent holder of any Note or issuer of any Letter of Credit by its acceptance thereof, irrevocably authorizes the Agent to take such action on its behalf and to exercise such powers hereunder and under the Security Documents and other Loan Documents as are specifically delegated to or required of the Agent by the terms hereof and the terms thereof together with such powers as are reasonably incidental thereto. Neither the Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted to be taken by it or them hereunder or under any of the Security Documents and other Loan Documents or in connection herewith or therewith (a) at the request or with the approval of the Required Lenders (or, if otherwise specifically required hereunder or thereunder, the consent of all the Lenders) or (b) in the absence of its or their own gross negligence, bad faith or willful misconduct.

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

               In the event that (a) the Borrowers fail to pay when due the principal of or interest on any Note, any amount payable under or with respect to any Letter of Credit, or any fee payable hereunder or (b) the Agent receives written notice of or otherwise becomes aware of the occurrence of a Default or an Event of Default, the Agent shall promptly give written notice thereof to the Lenders, and shall take such action with respect to such Event of Default or other condition or event as it shall be directed to take by the Required Lenders (but shall not be required to take any such actions which violate any law or any term of this Agreement or any other Loan Document); provided, however, that, unless and until the Agent shall have received such directions, the Agent may take such action or refrain from taking such action hereunder or under the Security Documents or other Loan Documents with respect to a Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

               The Agent shall not be responsible in any manner to any of the Lenders for the effectiveness, enforceability, perfection, value, genuineness, validity or due execution of this Agreement, the Notes or any of the other Loan Documents or Collateral or any other agreements or certificates, requests, financial statements, notices or opinions of counsel or for any recitals, statements, warranties or representations contained herein or in any such instrument or be under any obligation to ascertain or inquire as to the performance or observance of any of the terms, provisions, covenants, conditions, agreements or obligations of this Agreement or any of the other Loan Documents or any other agreements on the part of any Borrower or any Guarantor and, without limiting the generality of the foregoing, the Agent shall, in the absence of knowledge to the contrary, be entitled to accept any certificate furnished pursuant to this Agreement or any of the other Loan Documents as conclusive evidence of the facts stated therein and shall be entitled to rely on any note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order or other document which it believes in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. It is understood and agreed that the Agent may exercise its rights and powers under other agreements and instruments to which it is or may be a party, and engage in other transactions with any Borrower or any Guarantor, as though it were not Agent of the Lenders hereunder.

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

               Each Lender acknowledges that it has, independently and without reliance upon the Agent, GMACBC or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and any other Loan Document to which such Lender is party. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, GMACBC or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document, any related agreement or any document furnished hereunder. Each Lender further acknowledges that Agent does not, and shall not, have (i) a fiduciary duty or (ii) any other duties toward any Lender, except such duties as are expressly delineated in this Agreement.

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

X.      CASH RECEIPTS COLLECTION

               SECTION 10.01. Collection of Cash. (a) The Parent and its Subsidiaries will, at their own cost and expense, cause all payments received by them from any source, whether in the form of cash, checks, notes, drafts, bills of exchange, money orders, credit card payments, debit card payments or otherwise (referred to herein as "Payments"), (i) (net of ordinary course petty cash payments and ordinary course payroll check cashing payments made at the stores of the Parent and its Subsidiaries to employees of the Parent and its Subsidiaries) to be deposited daily (or, with respect to checks received at the offices of the Parent and its Subsidiaries, pursuant to the ordinary course of business of the Parent, but no less often than weekly) in precisely the form received (but with any endorsements of the Parent and its Subsidiaries necessary for deposit or collection) in one or more bank accounts maintained by the Parent and its Subsidiaries and acceptable to the Agent in which only the Payments will be deposited, (ii) to be transferred (net of any rights of setoff in favor of any depository institutions to the extent agreed to in writing by Agent and the Parent) daily from the accounts referred to in clause (i) to one or more concentration accounts designated by the Agent with a bank acceptable to the Agent in which only the Payments will be deposited, and (iii) cause the Payments to be transferred daily from the concentration accounts referred to in clause (ii) to Agent's Account, such Payments to be subject to withdrawal by the Agent only, as hereinafter provided. Until such Payments are deposited with the Agent in accordance with the prior sentence, such Payments shall be deemed to be held in trust by the Parent and its Subsidiaries for and as the Lenders' property and shall not be commingled with the other funds of the Parent and its Subsidiaries. All Payments that are transferred to Agent in accordance with the foregoing will, if transferred and cleared as good funds by 1:00 p.m. (New York time), be applied by the Agent to reduce the outstanding balance of the Revolving Loans and thereafter other Obligations then due and payable, subject to Section 2.09. Each bank requested by the Agent at which an account referred to in clause (i) of the first sentence of this Section 10.01(a) is maintained and each bank at which a concentration account referred to in clause (ii) of such sentence shall execute and deliver to the Agent such agreements, in form and substance satisfactory to the Agent, as the Agent shall request with respect to such accounts, including, without limitation, with respect to prohibitions on the Parent and its Subsidiaries withdrawing funds from such accounts or otherwise directing or modifying actions with respect to such accounts.

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

               (b) (i) Each Borrower hereby constitutes the Agent or the Agent's designee as such person's attorney-in-fact with power to endorse its name upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or Collateral that may come into its possession; upon the occurrence and during the continuation of an Event of Default, to open and dispose of all mail received by the Parent and its Subsidiaries and to notify the Postal Service authorities to change the address for delivery of mail addressed to such person to such address as the Agent may designate; and to do all other acts and things necessary to carry out this Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission, for any error of judgment or for any mistake of fact or law, provided that the Agent or its designee shall not be relieved of liability to the extent it is determined by a final judicial decision that its act, error or mistake constituted gross negligence, bad faith or willful misconduct. This power of attorney being coupled with an interest is irrevocable until all of the Obligations are paid in full and this Agreement and the Total Commitment is terminated.

          (ii) The Agent, without notice to or consent of any Borrower, upon the occurrence and during the continuance of an Event of Default, shall have the right to receive, endorse, assign and/or deliver in its name or the name of the Borrowers any and all checks, drafts and other instruments for the payment of money relating to the Collateral, and the Borrowers hereby waive notice of presentment, protest and non-payment of any instrument so endorsed.



               (c) Nothing herein contained shall be construed to constitute any Borrower as agent of the Agent for any purpose whatsoever, and the Agent shall not be responsible or liable for any shortage, discrepancy, damage, loss or destruction of any part of the Collateral wherever the same may be located and regardless of the cause thereof (except to the extent it is determined by a final judicial decision that the Agent's or a Lender's act or omission constituted gross negligence, bad faith or willful misconduct). The Agent and the Lenders shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Collateral or for any damage resulting therefrom (except to the extent it is determined by a final judicial decision that the Agent's or such Lender's error, omission or delay constituted gross negligence, bad faith or willful misconduct). The Agent and the Lenders do not, by anything herein or in any assignment or otherwise, assume any Borrower's obligations under any contract or agreement assigned to the Agent or the Lenders, and the Agent and the Lenders shall not be responsible in any way for the performance by any Borrower of any of the terms and conditions thereof.

          (d) If any of the Collateral includes a charge for any tax payable to any governmental tax authority, the Agent is hereby authorized (but in no event obligated) in its discretion to pay the amount thereof to the proper taxing authority for the account of any Borrower and to charge the Borrowers' account therefor. The Borrowers shall notify the Agent if any Collateral include any tax due to any such taxing authority and, in the absence of such notice, the Agent shall have the right to retain the full proceeds of such Collateral and shall not be liable for any taxes that may be due from any Borrower by reason of the sale of any of the Collateral.

          (e) The parties hereto acknowledge that the cash collection procedures instituted in connection with the Previous Loan Agreement will remain in place pending the institution of cash collection procedures acceptable to Agent pursuant to documents in form and substance satisfactory to Agent. The Grantors agree to enter into such documentation no later than ninety
     (90) days after the Second Amendment and Restatement Date.

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

               SECTION 10.03. Collateral Custodian. Upon the occurrence and continuance of an Event of Default, the Agent may at any time and from time to time employ and maintain in the premises of the Borrowers' a custodian selected by the Agent who shall have full authority to do all acts necessary to protect the Agent's and Lenders' interests and to report to the Agent thereon. The Borrowers each hereby agrees to cooperate with any such custodian and to do whatever the Agent may reasonably request to preserve the Collateral. All costs and expenses incurred by the Agent by reason of the employment of the custodian shall be charged to the Borrowers' account and added to the Obligations.

XI. MISCELLANEOUS

               SECTION 11.01. Notices. Notices, consents and other communications provided for herein shall be in writing and shall be delivered or mailed by certified mail return receipt requested (or in the case of facsimile communication, delivered by telecopier with receipt confirmed by means of a signed telecopy or with a copy mailed as aforesaid) addressed,

          (a) if to any Borrower, Guarantor, or Grantor, at 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728, Attention: Mr. Joseph Saker, President and Mr. Michael Shapiro, Senior Vice President, with a copy to Giordano, Halleran & Ciesla, P.C., 125 Half Mile Road, Middletown, New Jersey 07748, Attention: John A. Aiello, Esq.;

          (b) if to the Agent, at GMAC Business Credit, LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111, Attention: Richard Peller, with a copy to Hahn & Hessen LLP, 350 Fifth Avenue, New York, New York 10118,
     Attention: Daniel J. Krauss, Esq.; and

          (c) if to any  Lender,  at the  address  set  forth  below its name in
     Schedule 2.01 annexed hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if hand delivered or three days after being sent by registered or certified mail, postage prepaid, return receipt requested, if by mail, or upon receipt if by facsimile, in each case addressed to such party as provided in this Section 11.01 or in accordance with the latest unrevoked direction from such party.

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

               SECTION 11.03. Successors and Assigns; Participations. (a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any Borrower, any Guarantor, any Grantor, any ERISA Affiliate, any Subsidiary of any thereof, the Agent or the Lenders, that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. Without limiting the generality of the foregoing, each Borrower specifically confirms that any Lender may at any time and from time to time pledge or otherwise grant a security interest in any Loan or any Note (or any part thereof) to any Federal Reserve Bank. The Borrowers may not assign or transfer any of their rights or obligations hereunder without the written consent of all the Lenders.

               (b) Each Lender, without the consent of the Borrowers, may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment and the Loans owing to it and interest in undrawn Letters of Credit and the Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment), shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations,
(iii) the banks or other entities buying participations shall be entitled to the cost protection provisions contained in Sections 2.10(a) (except to the extent that application of such Section 2.10(a) to such banks and entities would cause Borrowers to make duplicate payments thereunder), and 2A.04 hereof, but only to the extent any of such Sections would be available to the Lender which sold such participation, (iv) each such participation shall be in a minimum amount of $5,000,000 and shall be of a constant, and not a varying, percentage of all of the selling Lender's rights and obligations under this Agreement, which shall include the same percentage interest in the Revolving Loan, Term Loan and Capital Expenditure Loans, interest in undrawn and unreimbursed Letters of Credit and Notes, and (v) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement; provided, further, however, that each Lender shall retain the sole right and responsibility to enforce the obligations of the Borrowers, Grantors and the Guarantors relating to the Loans, including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement, other than amendments, modifications or waivers with respect to any fees payable hereunder or the amount of principal or the rate of interest payable on, or the dates fixed for any payment of principal of or interest on, the Loans in which such entity is participating or the release of all Collateral.

               (c) Each Lender may assign and delegate to any one or more banks or other entities with the prior written consent of the Borrowers (which shall not be unreasonably withheld or delayed) and the Agent (which shall not be unreasonably withheld or delayed), all or a portion of its interests, rights and obligations under this Agreement and the other Loan Documents (including, without limitation, all or a portion of its Commitment and the same portion of the Loans and interest in undrawn Letters of Credit at the time owing to it and the Note or Notes held by it), provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of all of the assigning Lender's rights and obligations under this Agreement, which shall include the same percentage interest in the Revolving Loans, Term Loan and Capital Expenditure Loans, interest in undrawn and unreimbursed Letters of Credit and Notes, (ii) the amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall be in a minimum principal amount of $10,000,000 (provided that this clause (ii) shall have no force and effect in the event that an Event of Default shall have been in existence for greater than sixty (60) days after written notice by the Agent to the Borrowers of such Event of Default, unless such Event of Default shall have been waived) and (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance, together with any Note subject to such assignment and a processing and recordation fee of $2,500. Upon such execution, delivery, acceptance and recording and after receipt of the written consent of the Agent, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (x) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the other Loan Documents and (y) the Lender which is assignor thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement with respect to the period after the date of such assignment (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto). Notwithstanding the foregoing, each Lender may pledge it rights hereunder to any Federal Reserve Bank as collateral security without the consent of Agent, Lenders and Borrowers.

               (d) By executing and delivering an Assignment and Acceptance, the Lender which is assignor thereunder and the assignee thereunder confirm to, and agree with, each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereunder free and clear of any adverse claim, such Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, perfection, genuineness, sufficiency or value of this Agreement, the other Loan Documents or any Collateral with respect thereto or any other instrument or document furnished pursuant hereto or thereto; (ii) such Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower, or any Grantor or Guarantor or the performance or observance by any Borrower, Grantor or the Guarantor of any of their respective obligations under this Agreement, any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee confirms that it has received a copy of this Agreement and of the other Loan Documents, together with copies of financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as the Agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

          (e) The Agent may, at its option, maintain at its address referred to in Section 11.01 hereof a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Agent and the Lenders may treat each person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers at any reasonable time and from time to time upon reasonable prior notice.
     --------

               (f) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee together with any Note or Notes subject to such assignment and the written consent to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is precisely in the form of Exhibit F annexed hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to Borrowers. Within five (5) Business Days after receipt of such notice, each Borrower, at its expense, shall execute and deliver to the Agent in exchange for each surrendered Note or Notes a new Note or Notes to the order of such assignee in an amount equal to its portion of the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained any Commitment hereunder, a new Note or Notes to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A, Exhibit B-1, or Exhibit B-2 as the case may be. Notes surrendered to the Borrowers shall be canceled by the Borrowers.

               (g) Notwithstanding any other provision herein, any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 11.03, disclose to the assignee or participant or proposed assignee or participant, any information, including, without limitation, any Information, relating to any Borrower, any Grantor or any Guarantor furnished to such Lender by or on behalf of Borrowers in connection with this Agreement; provided, however, that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any confidential Information relating to the Borrowers received from such Lender. The Borrowers and the Guarantors agree to cooperate with, and assist, each Lender with respect to the syndication of the Commitments both prior to and after the Second Amendment and Restatement Date. Such cooperation and assistance shall include, without limitation, making available senior officers of the Borrowers for meetings with prospective assignees.

               SECTION 11.04. Expenses; Indemnity. (a) Each Borrower agrees to pay all reasonable out-of-pocket expenses incurred by the Agent in connection with the preparation of this Agreement, the Security Documents, the Notes and the other Loan Documents or with any amendments, modifications, waivers, extensions, renewals, renegotiations or work-outs of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Agent, Issuing Bank, GMACBC or any of the Lenders in connection with the enforcement or protection of its rights in connection with this Agreement or any of the other Loan Documents or with the Loans made or the Notes or Letters of Credit issued hereunder, or in connection with any pending or threatened action, proceeding, or investigation relating to the foregoing, including but not limited to the reasonable fees and disbursements of counsel for the Agent, GMACBC and each Lender and ongoing field examination expenses and charges. Without limitation of the foregoing, each Borrower hereby agrees to reimburse the Agent for any and all costs and expenses incurred in connection with audits, field exams and appraisals of the Parents' and its Subsidiaries' property, assets, business and operations performed at the request of the Agent by an independent party selected by the Agent, provided, however, that prior to the occurrence of a Default or an Event of Default, Borrowers shall not be required to reimburse Agent for appraisals of any store and/or fixed asset more often than once every thirty months. Each Borrower further indemnifies the Lenders and GMACBC from and agrees to hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement, the Notes or the making of any Credit Events.

               (b) Each Borrower indemnifies the Agent, Issuing Bank, GMACBC and each Lender and their respective directors, officers, employees and agents against, and agrees to hold the Agent, Issuing Bank, GMACBC, each Lender and each such person harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against the Agent, Issuing Bank, GMACBC, the Lender or any such person arising out of, in any way connected with, or as a result of (i) the use of any of the proceeds of the Loans or of any Letter of Credit, (ii) this Agreement, any of the Security Documents, or the other documents contemplated hereby or thereby, except, as to any Lender, as a result of a breach thereof by such Lender (iii) the performance by the parties hereto and thereto of their respective obligations hereunder and thereunder (including but not limited to the making of the Total Commitment) and consummation of the transactions contemplated hereby and thereby, (iv) breach of any representation or warranty, or (v) any claim, litigation, investigation or proceedings relating to any of the foregoing, whether or not the Agent, Issuing Bank, GMACBC, any Lender or any such person is a party thereto; provided, however, that such indemnity shall not, as to the Agent, Issuing Bank, GMACBC or any Lender, apply to any such losses, claims, damages, liabilities or related expenses to the extent that they result from the gross negligence, bad faith or willful misconduct of the Agent, Issuing Bank, GMACBC or any Lender.

          (c) Each Borrower indemnifies, and agrees to defend and hold harmless the Agent, Issuing Bank, GMACBC and the Lenders and their respective officers, directors, shareholders, agents and employees (collectively, the "Indemnitees") from and against any loss, cost, damage, liability, lien, deficiency, fine, penalty or expense (including, without limitation, reasonable attorneys' fees and reasonable expenses for investigation, removal, cleanup and remedial costs and modification costs incurred to permit, continue or resume normal operations of any property or assets or business of Parent or any Subsidiary thereof) arising from a violation of, or failure to comply with any Environmental Law and to remove any Lien arising therefrom except to the extent caused by the gross negligence, bad faith or willful misconduct of any Indemnitee, which any of the Indemnitees may incur or which may be claimed or recorded against any of the Indemnitees by any person.

     (d) The provisions of this Section 11.04 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or the Notes, or any investigation made by or on behalf of the Agent, Issuing Bank, GMACBC or any Lender. All amounts due under this Section 11.04 shall be payable on written demand therefor.

               SECTION 11.05. Applicable Law. THIS AGREEMENT AND THE NOTES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK (OTHER THAN THE CONFLICTS OF LAWS PRINCIPLES THEREOF).

               SECTION 11.06. Right of Setoff. If an Event of Default shall have occurred and be continuing, upon the request of the Required Lenders each Lender and GMACBC shall and is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or GMACBC to or for the credit or the account of the Parent or any Subsidiary thereof against any and all of the Obligations, the Notes held by such Lender or any other Loan Document, irrespective of whether or not such Lender or GMACBC shall have made any demand under this Agreement, the Notes or such other Loan Document and although such obligations may be unmatured. Each Lender agrees to notify promptly the Agent and the Borrowers after any such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender and GMACBC under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which may be available to such Lender or GMACBC.

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

          (b) All payments by any Borrower and any Guarantor hereunder and all Loans made by the Lenders hereunder shall be made in lawful money of the United States of America in immediately available funds to Agent's Account, or, at the option of Agent upon written notice to Borrowers at the office of the Agent set forth in Section 2.14 hereof.

               SECTION 11.08. Waivers; Amendments; Final Maturity Date. (a) No failure or delay of the Agent, any Lender or GMACBC in exercising any power or right hereunder or under any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent, the Lenders and GMACBC hereunder or under any other Loan Document are cumulative and not exclusive of any rights or remedies which they may otherwise have. No waiver of any provision of this Agreement or the Notes nor consent to any departure by any Borrower or any Guarantor therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any Borrower or any Guarantor in any case shall entitle it to any other or further notice or demand in similar or other circumstances. Each holder of any of the Notes shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

               (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, (i) that no such agreement shall, without the prior written consent of each Lender (A) change the principal amount of, or extend or advance the maturity of or the dates for the payment of principal of or interest on, any Note or fees payable hereunder or reduce the rate of interest on any Note or fees payable hereunder, (B) change the Commitment of any Lender or amend or modify the provisions of this Section 11.08, Section 2.11, Section 6.16, or
Section 11.04 hereof or the definition of  "Required  Lenders," or
(C) release Collateral having a value in excess of $1,000,000 in any calendar year (not to exceed an aggregate of $3,500,000 during the term of this Agreement), except that the Agent may, without the prior written consent of any Lender, release Collateral permitted to be sold pursuant to the terms of Section
7.05 hereof, (D) increase advance rates applicable to the Borrowing Base, or (E) release the guarantee of any Guarantor and (ii) that no such agreement shall amend, modify or otherwise affect the rights or duties of the Agent or GMACBC under this Agreement or the other Loan Documents without the written consent of the Agent. Each Lender and holder of any Note shall be bound by any modification or amendment authorized by this Section regardless of whether its Notes shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this Section shall bind any person subsequently acquiring a Note from it, whether or not such Note shall be so marked. In the event that Agent gives any Lender notice of a proposed waiver, amendment or modification of this Agreement and such Lender does not (x) acknowledge in writing its receipt of such notice within ten (10) Business Days of such notice and (y) respond in writing in the affirmative or in the negative within fifteen (15) Business Days of such notice, then such Lender shall be deemed to have irrevocably consented to such waiver, amendment or modification; provided, however, that the foregoing provision shall not apply if there are fewer than four (4) Lenders under this Agreement.

          (c) The Final Maturity Date shall be extended for successive one-year periods, with the prior written consent of the Borrowers and all of the Lenders for each such one-year extension (the Parent hereby agreeing to give the Agent and the Lenders no less than ninety (90) days' prior written notice of any request for extension). Notwithstanding that this Agreement may not be extended, the Obligations shall continue in full force and effect, and the duties, covenants and other liabilities of the Borrowers hereunder and under the other Loan Documents shall continue in full force and effect until all Obligations have been paid in full.

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

               SECTION 11.11. Confidentiality. The Agent and the Lenders agree to keep confidential (and to cause their respective officers, directors, employees, agents, advisors, consultants and representatives to keep confidential) all information, materials and documents furnished by or on behalf of the Parent or any of its Subsidiaries to the Agent or any Lender (the "Information"). Notwithstanding the foregoing, the Agent and each Lender shall be permitted to disclose Information (i) to such of its officers, counsel, directors, employees, agents, advisors, consultants and representatives as need to know such Information in connection with its participation in any of the Transactions or the administration of this Agreement or the other Loan Documents with instructions to maintain the confidentiality thereof; (ii) to the extent required by applicable laws and regulations or by any subpoena or similar legal process, or requested by any governmental agency or authority (the Agent and each Lender receiving such subpoena or similar legal process agrees to use reasonable efforts to promptly furnish the Borrowers with a copy thereof); (iii) to the extent such Information (A) becomes publicly available other than as a result of a breach of this Agreement, (B) becomes available to the Agent or such Lender on a non-confidential basis from a source other than any Borrower, any Guarantor, any Grantor or any of their respective Subsidiaries or (C) was available to the Agent or such Lender on a non-confidential basis prior to its disclosure to the Agent or such Lender by any Borrower, any Guarantor, any Grantor or any of their respective Subsidiaries; (iv) to the extent any Borrower, any Guarantor or any of their respective Subsidiaries shall have consented to such disclosure in writing; (v) in connection with the sale of any Collateral pursuant to the provisions of any of the other Loan Documents; or
(vi) pursuant to Section 11.03(g) hereof.

               SECTION 11.12. Submission to Jurisdiction. (a) Any legal action or proceeding with respect to this Agreement or the Notes or any other Loan Document may be brought in state courts located in the City of New York or of the United States of America for the Southern District of New York, and, by execution and delivery of this Agreement, each of the Borrowers and each of the Guarantors hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction of the aforesaid courts.

          (b) The Borrowers and each of the Guarantors hereby irrevocably waive, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which they may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions.

          (c) The Borrowers and each of the Guarantors hereby irrevocably consent to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to each such person, as the case may be, at its address set forth in Section 11.01 hereof.

          (d) Nothing herein shall affect the right of the Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against any Borrower or any Guarantor in any other jurisdiction.

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


               SECTION 11.15. Defaulting Lender. (a) Notwithstanding anything to the contrary contained herein, in the event that any Lender (x) refuses (which refusal constitutes a breach by such Lender of its obligations under this Agreement and which has not been retracted) to make available its portion of any Loan or (y) notifies the Agent and/or any Borrower that it does not intend to make available its portion of any Loan (if the actual refusal would constitute a breach by such Lender of its obligations under this Agreement and which has not been retracted) (each, a "Lender Default"), all rights and obligations hereunder of the Lender (a "Defaulting Lender") as to which a Lender Default is in effect and of the other parties hereto shall be modified to the extent of express provisions of this Section 11.15 while such Lender Default remains in effect.

          (b) Loans shall be incurred pro rata from the Lenders (the "Non-Defaulting Lenders") which are not Defaulting Lenders based on their respective Revolving Commitments and/or Capital Expenditure Facility Commitments, and no Revolving Commitment or Capital Expenditure Facility Commitment of any Lender or any pro rata share of any Loans required to be advanced by any Lender shall be increased as a result of such Lender Default. Amounts received in respect of principal of the Loans shall be applied to reduce the Loans of each of the Lenders pro rata based on the aggregate of the outstanding Loans of all of the Lenders at the time of such application; provided that, such amount shall not be applied to any Loan of a Defaulting Lender at any time when, and to the extent that, the aggregate amount of Loans of any Non-Defaulting Lender exceeds such Non-Defaulting Lenders' pro rata share of all Loans then outstanding.

               (c) The Lenders shall participate in Letters of Credit on the basis of their respective pro rata shares, and no participation or reimbursement obligation of any Lender shall be increased as a result of a failure of any Defaulting Lender to reimburse the Agent on GMACBC's behalf with respect to any amounts drawn on or otherwise payable with respect to any Letters of Credit (the amount that any such Defaulting Lender has failed to reimburse is hereinafter referred to as such Defaulting Lender's "Unreimbursed
Amount"). Until such Defaulting Lender has reimbursed the Agent on GMACBC's behalf for any Unreimbursed Amount owed by it, all payments and other amounts received from any source with respect to the Obligations or otherwise under or in connection with the Agreement (including any letter of credit fees) which would otherwise be payable to such Defaulting Lender will instead be paid to the Agent for the benefit of GMACBC for application to such Unreimbursed Amount until such Unreimbursed Amount has been paid in full. A Defaulting Lender shall not be entitled to receive any portion of the Commitment Fee, the letter of credit fees or any other fees payable in connection with this Agreement, or any indemnity arising from its commitment to make Loans and/or participate in Letters of Credit.

          (d) A Defaulting Lender shall not be entitled to give instructions to the Agent or to approve, disapprove, consent to or vote on any matters relating to this Agreement and the Loan Documents. All amendments, waivers and other modifications of this Agreement and the Loan Documents may be made without regard to a Defaulting Lender and, for purposes of the definition of "Required Lenders", a Defaulting Lender shall be deemed not to be a Lender, not to have a Revolving Commitment, not to have a Term Commitment, not to have a Capital Expenditure Facility Commitment and not to have Loans outstanding.

          (e) Other than as expressly set forth in this Section 11.15, the rights and obligations of a Defaulting Lender (including the obligation to indemnify the Agent) and the other parties hereto shall remain unchanged. Nothing in this Section 11.15 shall be deemed to release any Defaulting Lender from its Revolving Commitment or Capital Expenditure Facility Commitment hereunder, shall alter such Revolving Commitment or Capital Expenditure Facility Commitment, shall operate as a waiver of any default by such Defaulting Lender hereunder, or shall prejudice any rights which any Borrower, the Agent or any Lender may have against any Defaulting Lender as a result of any default by such Defaulting Lender hereunder.

          (f) In the event the Defaulting Lender is able to retroactively cure to the satisfaction of the Agent the breach which caused a Lender to become a Defaulting Lender, such Defaulting Lender shall upon notice to Borrowers, no longer be a Defaulting Lender and shall be treated as a Lender hereunder.


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

               Each Guarantor waives presentment to, demand of payment from and protest to the Borrowers of any of the Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. The obligations of a Guarantor hereunder shall not be affected by (a) the failure of any Lender, GMACBC or the Agent to assert any claim or demand or to enforce any right or remedy against the Borrowers or any other Guarantor under the provisions of this Agreement, the Notes or any of the other Loan Documents or otherwise; (b) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement, the Notes, any of the other Loan Documents, any guarantee or any other agreement; (c) the release of any security held by the Agent for the Obligations or any of them; or (d) the failure of any Lender, the Agent or GMACBC to exercise any right or remedy against any other Guarantor of the Obligations.

               Each Guarantor further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had by any Lender, the Agent or GMACBC to any security (including, without limitation, any Collateral) held for payment of the Obligations or to any balance of any deposit account or credit on the books of any Lender, the Agent or GMACBC in favor of Borrowers or any other person.

               The obligations of each Guarantor hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including, without limitation, any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of each Guarantor hereunder shall not be discharged or impaired or otherwise affected by the failure of the Agent, GMACBC or any Lender to assert any claim or demand or to enforce any remedy under this Agreement, the Notes or under any other Loan Document, any guarantee or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, willful or otherwise, in the performance of the Obligations, or by any other act or omission which may or might in any manner or to any extent vary the risk of such Guarantor or otherwise operate as a discharge of such Guarantor as a matter of law or equity.

               Each Guarantor further agrees that its guarantee shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Obligation is rescinded or must otherwise be returned by the Agent, GMACBC or any Lender upon the bankruptcy or reorganization of any Borrower or otherwise.

               Each   Guarantor   hereby  waives  and  releases  all  rights  of
subrogation against any Borrower and its property and all rights of indemnification, contribution and reimbursement from any Borrower and its property, in each case in connection with this guarantee and any payments made hereunder, and regardless of whether such rights arise by operation of law, pursuant to contract or otherwise.

XIII.  AMENDMENT AND RESTATEMENT

               Each of the parties hereto confirm, acknowledge and agree that this Agreement is an amendment and restatement of the Existing Loan Agreement and that the execution, delivery and performance of this Agreement does not create a novation or any new Indebtedness (other than any Capital Expenditure Loans). Each of the Borrowers, the Guarantors and the Grantors confirm, acknowledge and agree that this Agreement benefits from all collateral security and guarantees executed in connection with the Previous Loan Agreement and/or the Existing Loan Agreement as fully as such Previous Loan Agreement and such Existing Loan Agreement and that the "Obligations" under this Agreement are secured by, and benefit from, all collateral security and guarantees included in the Loan Documents.

                            [Signatures appear on following page]


1061112.6/LLP/214516/002  1/24/100

                                    -  -

               IN WITNESS WHEREOF, the Borrowers, the Guarantors, the Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                            NEW LINDEN PRICE RITE, INC.,
                                              as Borrower and as Guarantor

                                            By:_______________________________
                                                Name:
                                                Title:

                                            FOODARAMA SUPERMARKETS, INC., as
                                              Borrower and as Guarantor

                                            By:_____________________________
                                               Name:
                                               Title:



                                            SHOP RITE OF READING, INC.,
                                            as Guarantor


                                            By:_____________________________
                                               Name:
                                               Title:


                                            SHOP RITE OF MALVERNE, INC., as
                                              Guarantor

                                            By:_____________________________
                                               Name:
                                               Title:


                                            GMAC BUSINESS CREDIT, LLC, as Agent


                                            By:_____________________________
                                               Name:
                                               Title:

                                            GMAC BUSINESS CREDIT, LLC, as Lender


                                            By:_____________________________
                                               Name:
                                               Title:


                                            THE CHASE MANHATTAN BANK, as Lender


                                            By:_____________________________
                                               Name:
                                               Title:


                                            CITIZENS BUSINESS CREDIT COMPANY,
                                            as Lender

                                            By:_____________________________
                                               Name:
                                               Title:

1061112.6/LLP/214516/002  1/24/100

                                          EXHIBIT A


                          THIRD AMENDED AND RESTATED REVOLVING NOTE


          $________________ New York, New York _________ __, 200__

        FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation and FOODARAMA SUPERMARKETS, INC., a New Jersey corporation (each, a "Maker") hereby jointly and severally promise to pay to the order of _____________ (the "Lender"), at the office of GMAC
BUSINESS CREDIT, LLC (the "Agent"),  630 Fifth Avenue, 30th Floor,
New York, New York 10011, on the Termination Date as defined in the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of January __, 2000 among the Makers, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of [TWENTY FIVE MILLION DOLLARS AND NO CENTS ($25,000,000)] or the aggregate unpaid principal amount of all Revolving Loans from the Lende pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

        This Revolving Note amends and restates in its entirety and is given in substitution for (but not satisfaction of) that certain Second Amended and Restated Revolving Note in the original principal amount of $20,000,000 dated March ___, 1999 and issued by New Linden Price Rite, Inc. and Shop Rite of Reading, Inc. under the Previous Loan Agreement. The obligations evidenced by this Revolving Note includes obligations outstanding under the Previous Loan Agreement immediately prior to the issuance of this Revolving Note (including, without limitation accrued and unpaid interest and fees under the Previous Loan Agreement as of the date hereof), which continue to be outstanding, and the issuance of this Revolving Note does not evidence or cause a repayment or novation with respect to such obligations.

        This Revolving Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Revolving Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

        Each Maker promises to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.

        Each Maker hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

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

        As used herein, the term "Previous Loan Agreement" shall mean and refer to the Amended and Restated Loan and Security Agreement dated as of May 2, 1997, as amended, restated, modified and supplemented to date, among Makers, certain affiliates of Makers, Agent and certain lenders.

                                            NEW LINDEN PRICE RITE, INC.


                                            By:_________________________
                                               Name:
                                               Title:


                                            FOODARAMA SUPERMARKETS, INC.


                                            By:_________________________
                                               Name:
                                               Title:

                                      Loans and Payment

                                                      Unpaid
                                                      Principal   Name of
               Amount and       Payments of           Balance of  Person Making
Date           Type of Loan     Principal/Interest    Note        Notation

                                         EXHIBIT B-1


                            SECOND AMENDED AND RESTATED TERM NOTE


          $_______________ New York, New York _________ __, 200__

        FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation and FOODARAMA SUPERMARKETS, INC. a New Jersey corporation, (each, a "Maker") hereby jointly and severally promise to pay to
the     order     of      ______________      ________________________      (the
"Lender"),  at the  office  of  GMAC  BUSINESS  CREDIT,  LLC  (the
"Agent"),  630 Fifth Avenue, 30th Floor, New York, New York 10011,
in installments and as otherwise provided in Section 2.01 of the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of January __, 2000 among the Makers, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented
from  time  to  time  in   accordance   with  its  terms,   the   "Credit
Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of [TEN MILLION DOLLARS AND NO CENTS ($10,000,000)] or the unpaid principal amount of the Term Loan loaned by the Lender pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

        This Term Note amends and restates in its entirety and is given in substitution for (but not satisfaction of) that certain Amended and Restated Term Note C in the original principal amount of $12,500,000 dated May 2, 1997 and issued by New Linden Price Rite, Inc. and Shop Rite of Reading, Inc. under the Previous Agreement. The obligations evidenced by this Term Note include obligations outstanding under the Previous Loan Agreement immediately prior to the issuance of this Term Note (including, without limitation accrued and unpaid interest and fees under the Previous Loan Agreement as of the date hereof), which continue to be outstanding, and the issuance of this Term Note does not evidence or cause a repayment or novation with respect to such obligations.

        This Term Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Term Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

        Each Maker promises to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.

        Each Maker hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

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

        As used herein, the term "Previous Loan Agreement" shall mean and refer to the Amended and Restated Loan and Security Agreement dated as of May 2, 1997, as amended, restated, modified and supplemented to date, among Makers, certain affiliates of Makers, Agent and certain lenders.

                                            NEW LINDEN PRICE RITE, INC.


                                            By:_________________________
                                               Name:
                                               Title:


                                            FOODARAMA SUPERMARKETS, INC.


                                            By:_________________________
                                               Name:
                                               Title:

                                      Loans and Payment

                                                    Unpaid
                                                    Principal     Name of
               Amount and     Payments of           Balance of    Person Making
Date           Type of Loan   Principal/Interest    Note          Notation

                                         EXHIBIT B-2


                                   CAPITAL EXPENDITURE NOTE


          $_____________ New York, New York _________ __, 200__

          FOR VALUE RECEIVED, the undersigned, NEW LINDEN PRICE RITE, INC., a New Jersey corporation and FOODARAMA SUPERMARKETS, INC., a New Jersey Corporation (each, a "Maker") hereby jointly and severally promise to pay to the order of ____________________ (the "Lender"), at the office of GMAC BUSINESS CREDIT, LLC (the "Agent"), 630 Fifth Avenue, 30th Floor, New York, New York 10011, in installments and as otherwise provided in Section 2.01 of the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December __, 1999 among the Makers, the Guarantors named therein, the Lenders named therein and the Agent (as the same may be amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement") or earlier as provided for in the Credit Agreement, the lesser of the principal sum of __________________________________ ($___________) or the aggregate unpaid principal amount of all Capital Expenditure Loans from the Lender pursuant to the terms of the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount hereof from time to time outstanding, in like funds, at said office, at a rate or rates per annum and payable on such dates as determined pursuant to the terms of the Credit Agreement.

        This Capital Expenditure Note is subject to the terms of the Credit Agreement, which terms are hereby incorporated herein by reference. This Capital Expenditure Note is secured pursuant to and the holder is entitled to the benefits of the Credit Agreement.

        Each Maker promises to pay interest, on demand, on any overdue principal and fees and, to the extent permitted by law, overdue interest from their due dates at a rate or rates determined as set forth in the Credit Agreement.

        Each Maker hereby waives diligence, presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

        All borrowings evidenced by this Capital Expenditure Note and all payments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof, or on a continuation thereof which shall be attached hereto and made a part hereof, or otherwise recorded by such holder in its internal records; provided, however, that the failure of the holder hereof to make such a notation or any error in such a notation shall not in any manner affect the obligations of the Makers to make payments of principal and interest in accordance with the terms of this Capital Expenditure Note and the Credit Agreement.

        This Capital Expenditure Note is one of the Notes referred to in the Credit Agreement, which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH

AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.

                                            NEW LINDEN PRICE RITE, INC.


                                            By:_________________________
                                               Name:
                                               Title:


                                            FOODARAMA SUPERMARKETS, INC.


                                            By:_________________________
                                               Name:
                                               Title:

                                      Loans and Payment

                                                   Unpaid
                                                   Principal     Name of
               Amount and    Payments of           Balance of    Person Making
Date           Type of Loan  Principal/Interest    Note          Notation

                                   EXHIBIT C
Form of Opinion of Counsel

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 1

                                 January 7, 2000

GMAC Business Credit, LLC, as Agent
630 Fifth Avenue, 30th Floor

New York, NY 10111

      Re:   Foodarama Supermarkets, Inc.
            ---------------------------

Gentlemen:

          We have acted as counsel to Foodarama Supermarkets, Inc., a New Jersey corporation ("Foodarama"), New Linden Price Rite, Inc., a New Jersey corporation ("New Linden"), Shop Rite of Reading, Inc., a Pennsylvania corporation ("Reading") and Shop-Rite of Malverne, Inc., a New York corporation ("Malverne") (collectively the "Loan Parties") in connection with the execution and delivery of:

            (1) a Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 7, 2000 (the "Second Amendment") by and among Foodarama and New Linden, as borrowers ("Borrowers"), Reading, and Malverne, as guarantors, certain lenders a party thereto ("Lenders") and GMAC Business Credit, LLC ("GMACBC") , as a lender and as agent (in such capacity, "Agent"), in an aggregate principal amount up to $55,000,000;

             (2) one or more Second Amended and Restated Revolving Notes in the maximum aggregate principal amount of $25,000,000 made by Borrowers, payable to the Lenders dated January7, 2000 (the "Revolving Note");

            (3) one or more Capital Expenditure Notes in an aggregate principal amount up to $20,000,000 made by Borrowers, payable to the Lenders dated as of January7, 2000 (the "Capital Expenditure Note");

            (4) one or more Second Amended and Restated Term Notes in the original aggregate principal amount of $10,000,000 made by Borrowers, payable to the Lenders dated January7, 2000 (the "Term Note");

            (5)  Second   Modifications  of  Leasehold   Mortgage  and  Security
Agreements dated as of January7, 2000 (collectively the "Second Modifications") modifying the mortgages described on Schedule A, attached hereto;

            (6) Modifications of Leasehold Mortgage and Security Agreements dated as of January 7, 2000 (the "First Modifications") modifying the mortgages described on Schedule A, attached hereto;

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 2


            (7) a Modification of Mortgage and Security Agreement dated as of January7, 2000 (the "Linden Modification") modifying the fee mortgage described on Schedule A, attached hereto;

      (8) Leasehold Mortgage and Security Agreements dated as of January7, 2000 (the "New Leasehold Mortgages") described on Schedule A, attached hereto;

            (9) Mortgage and Security Agreement dated as of January7, 2000 (the "Linden Mortgage") made by Foodarama, as mortgagor, in favor of Agent, as mortgagee, to be filed for record in the Office of the County Clerk, Union County, New Jersey (collectively with the First and Second Modifications, the Linden Modification and the New Leasehold Mortgages, the "Mortgage Documents");

            (10) Reaffirmation, Ratification and Amendment Agreement dated as of January7, 2000 by the Loan Parties in favor of Agent (the "Reaffirmation Agreement"); and

            (11) financing statements on Form UCC-1 described on Schedule C to be filed pursuant to Chapter 9 of the Uniform Commercial Code, as enacted in New Jersey (the "UCC") in the filing offices listed on Schedule C (the "Financing Statements").

      The Revolving Note, the Capital Expenditure Note and the Term Note are hereinafter collectively referred to as the "Notes" and individually as a "Note".

      In rendering this opinion, we have examined only:

            (1)   the Second Amendment;

            the Notes;

            the Mortgage Documents;

            the Reaffirmation Agreement;

            the Financing Statements;

            (6) certificates of existence issued by the New Jersey Department of Treasury as of December 8, 1999 with respect to Foodarama and New Linden and subsisting certificates issued by the Pennsylvania Secretary of State as of December 7, 1999 with respect to Reading and by the New York Secretary of State as of December 8, 1999 with respect to Malverne

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 3





(collectively the "Certificates of Existence");

            (7) certificates of incorporation certified by the Secretaries of State of the jurisdiction of incorporation of each Loan Party and further certified as true and complete by an officer of each Loan Party (the "Certificates of Incorporation");

            (8) bylaws of each Loan Party certified as true and complete by an officer of each Loan Party (the "Bylaws"); and

            (9) secretary's certificates of each secretary of each Loan Party (the "Secretary's Certificates").

      The Second Amendment, the Notes, the Mortgage Documents, the Reaffirmation Agreement and the Financing Statements are hereinafter collectively referred to as the "Amendment Documents". Other than the Factual Certificate described below, we have not examined any other documents executed in connection with the Amendment Documents. We have not examined any records of any court, administrative tribunal or other similar entity in connection with our opinions.

      We have been furnished with, and with your consent have relied upon, a certificate of an officer of each Loan Party with respect to certain factual matters (the "Factual Certificate"). As to matters of fact material to the opinions set forth therein, we have relied upon the accuracy of the matters addressed in the Factual Certificate and upon the representations and warranties of the Loan Parties contained in the Loan Documents (as defined in the Second Amendment). We have assumed, without independent investigation, that such statements and representations are true, correct and complete, in all material respects and we have no actual knowledge that such matters of fact are untrue.

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

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 4





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

          the authenticity of all documents and agreements submitted to us as originals and the conformity to original documents and agreements of all documents or agreements submitted to us as copies;

          that the Financing Statements will be duly filed and indexed in the filing offices indicated on Schedule C hereto. ;

          that the Assignment and Assumption Agreement between Heller Financial, Inc. and GMACBC dated January 7, 2000 has been consummated and is valid, binding and enforceable in accordance with its terms; and

          (i) the execution and delivery of a Confirmation of Transfer of Agency with respect to each of the existing mortgages described on Schedule A,
     (ii) that each such

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 5


            Confirmation of Transfer of Agency has been duly recorded and properly indexed and (iii) that the upon such recording and indexing GMACBC, as agent, will be the holder of record, for the benefit of the Lenders, of the mortgages to which each such Confirmation of Transfer of Agency pertains.

      (i) the execution and delivery of an Assignment of Mortgage (the "Assignment") among Heller Financial, Inc. ("Heller") and GMACBC pursuant to which Heller assigns the Linden Mortgage to GMACBC, (ii) that the Assignment has been duly recorded and properly indexed and
            (iii) that the upon such recording and indexing GMACBC, as agent, will be the holder of record, for the benefit of the Lenders, of the Linden Mortgage.

      We have made no investigation as to whether GMACBC is authorized, in the State of New Jersey or otherwise, to make the loan contemplated by the Loan Documents (the "Loan") or perform their obligations thereunder or whether any person or entity is authorized to do business in any state (other than the Loan Parties in the State of New Jersey) and express no opinion as to whether any such authorization is required in connection therewith. We assume that if any such authorization is required, that each such person or entity is so authorized.

      The opinions expressed herein are subject to and are limited by:

      (a) bankruptcy, insolvency, reorganization, fraudulent conveyance, fraudulent transfer, moratorium or other similar laws of general application, now or hereafter in effect, affecting the enforcement of creditors' rights in general;

      judicial  discretion  and  general  principles  of equity  (regardless  of whether considered in a proceeding in equity or at law), including, without limitation, principles that (i) include a requirement that a creditor act in good faith and deal fairly with its debtors, (ii) limit a creditor's right to accelerate maturity of a debt upon the occurrence of a default deemed immaterial, or (iii) might render certain waivers unenforceable, and we wish to advise you that the remedy of specific performance or injunctive relief (whether considered in a proceeding in equity or at law) is subject to the exercise of judicial discretion;

      the qualification that certain provisions in the Mortgage Documents, in addition to those expressly qualified by the phrase "to the extent permitted by law" or comparable provisions (as to which no opinion is expressed herein), may be unenforceable in whole or in part, but the inclusion of such provisions does not render the other

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 6


            provisions thereof invalid or preclude, subject to the other exceptions and limitations expressed herein, (i) the judicial enforcement of the obligation of the Borrowers to repay the principal, together with interest thereon as provided in the Notes,
            (ii) the acceleration of the obligation of the Borrowers to repay such principal or interest, upon a material default by the Borrowers in the payment of such principal or interest, and (iii) the judicial foreclosure in accordance with applicable law of the lien on and security interest in the collateral created thereby (to the extent we have expressly opined thereto) upon maturity or upon the acceleration pursuant to (ii) above;

      the qualification that certain provisions in the Amendment Documents other than the Mortgage Documents, in addition to those expressly qualified by the phrase "to the extent permitted by law" or comparable provisions (as to which no opinion is expressed herein), may be unenforceable in whole or in part, but the inclusion of such provisions does not render the other provisions thereof invalid, and collectively, the Amendment Documents other than the Mortgage Documents contain adequate remedial provisions for the practical realization of the rights and benefits afforded thereby (except for the economic consequences of any delay that arises from such lack of enforceability);

      the rights of any person or entity which is a party to any agreement between such person or entity and the Loan Parties (including without limitation, licensors, lessees or account debtors) in any of the collateral, the terms of such agreements, and any claims or defenses of any such person or entity against the Loan Parties arising under or outside such agreements;

      the provisions of the New Jersey Industrial Site Recovery Act (ISRA) in the event there occurs a closing, terminating or transferring of ownership or operations within the meaning thereof (which provisions may prevent foreclosure of any lien on any collateral pending compliance with the requirements of ISRA);

      the qualification that any provision requiring the payment of attorney's fees and costs of suit or payment of interest in connection with the exercise of remedies may be unenforceable except to the extent that such fees and costs are reasonable and are permitted by applicable Court Rules of the State of New Jersey;

      the nonenforceability of provisions providing for "interest on interest" (or compound interest), payment of late charges, post-default increased interest rates, liquidated

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 7





          damages and prepayment premiums, to the extent they are deemed to be penalties or forfeitures or are otherwise violative of public policy;

      the nonenforceability of provisions permitting the Agent or Lenders to exercise rights under a power of attorney granted in connection with the Amendment Documents after all amounts due thereunder have been paid and the obligation to make further advances has terminated;

          the nonenforceability of provisions requiring amendments or waivers of the provisions of agreements or documents to be written (other than as provided pursuant to N.J.S.A.ss.25:1-5);

      the nonenforceability of any provision imposing increased interest rates and/or late payment charges upon the occurrence of an event of default to the extent they are deemed to be penalties or forfeitures or are otherwise violative of public policy;

      the nonenforceability of any provision imposing an additional charge in connection with any prepayment of principal where such prepayment arises out of the occurrence of an event beyond the control of a Loan Party or the condemnation or the complete or partial destruction of any collateral;

      the nonenforceability of provisions requiring a Loan Party to indemnify the Agent or Lenders or their agents, officers, directors or any other person or entity or of any provisions exculpating any person or entity from liability for its actions or inaction to the extent such indemnification or exculpation is deemed inequitable, unconscionable or contrary to public policy;

      the nonenforceability, under certain circumstances, of provisions to the effect that failure to exercise or delay in exercising rights or remedies will not operate as a waiver of the rights or remedies;

      the nonenforceability of provisions purporting to entitle the Agent or any Lender to the appointment of a receiver to the extent that such provisions contravene public policy; and

      the nonenforceability of provisions providing for the cumulation of, or selection among, remedies, to the extent that the cumulation or selection would put the aggrieved party in a better position than it would have been in had there been full

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 8





            performance by the other party.

          The opinions hereinafter set forth are subject to the further qualification that no opinion is expressed as to:

          (1) any lien or security interest that purports to secure any future obligations or liabilities of a Loan Party to the Agent or any Lender that are determined not to constitute "future advances" within the meaning of
     Section 9-204(3) of the UCC, are determined not to have been within the contemplation of the Loan Parties and the Agent or any Lender at the time the Amendment Documents were executed, or are determined not to be of the same character or class as the obligations and liabilities to the Agent or any Lender created or arising under the Amendment Documents;

          (2) the adequacy of the description of any collateral in any Loan Document or Amendment Document;

          (3) whether the description of any real property covered by any Amendment Document or financing statement (including without limitation the identity of the record owner thereon) is accurate, correct or complete and whether any such description, in fact, describes the property intended to by covered thereby;

          (4) the Loan Parties' rights in and title to any collateral;

          (5) the priority of any lien or security interest;

          (6) any lien or security interest to the extent that the grant, creation or perfection thereof is governed exclusively by any law other than the UCC;

          (7) any law other than the UCC, to the extent that such other law is applicable to the grant, creation or perfection of any security interest in personal property;

          (8) any guaranty or other Loan Document (other than the Amendment Documents);

          (9) provisions which purport to constitute or provide for the waiver or release of the rights of a Loan Party, including, without limitation, the waiver or

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 9





                  release of (i) the benefit of a statute of limitation or moratorium laws, (ii) the benefits of any exemption from civil process or extension of time for payment, (iii) the right to trial by jury, (iv) rights to notice, (v) rights to assert claims for punitive damages, (vi) appraisal or valuation rights, and (vii) rights to marshalling of assets;

            (10) whether any fees, sums or other benefits, direct or indirect, which could constitute interest, including any capital adequacy or compensating balance or return requirements or fees in lieu thereof, payable to or receivable by the Lenders may be includable as interest; and

            (11) the perfection of any security interest in (i) equipment used in farming operations, (ii) farm products, (iii) accounts or general intangibles arising from or relating to the sale of farm products by a farmer, (iv) consumer goods, (v) crops (growing or to be grown), (vi) timber to be cut, (vii) minerals or the like (including oil and gas), (viii) accounts resulting from the sale of an interest in minerals or the like (including oil and gas) before extraction and which attaches thereto as extracted at the wellhead or minehead and (ix) fixtures or goods which are to become fixtures, other than the fixtures of Foodarama located at the real estate described on the Financing Statements to be filed in Middlesex, Monmouth, Ocean, Union and Somerset Counties described on Schedule C and other than the fixtures of New Linden located at the real estate described on the Financing Statements to be filed in Monmouth County as described on Schedule C.

      We call your attention to the fact that the perfection of the security interests in the collateral with respect to which we have opined herein will be terminated (1) as to any collateral acquired by the grantor of such security interest more than four months after such grantor so changes its name, identity or corporate structure as to make the financing statements seriously misleading, unless new appropriate financing statements indicating, among other things, the new name, identity or corporate structure of such grantor are duly filed and indexed before the expiration of such four month period, (2) as to any collateral consisting of "accounts" (as defined in the UCC), four months after the grantor changes its chief executive offices to a new jurisdiction outside the State of New Jersey unless such security interests are perfected in such new jurisdiction before such termination, and (3) as to any collateral consisting of "money" or "instruments" (as defined under the UCC), other than instruments whic constitute a part of "chattel paper" (as defined under the UCC), twenty-one days after the security interest therein attaches, unless the secured party takes possession of such instruments.

      The opinions set forth herein are subject to the following further qualifications:

          (a) in the case of the collateral consisting of proceeds, continuation of perfection of the security interest therein is limited to the extent set forth in Section 9-306 of the UCC;

          (b) in the case of the collateral consisting of accessions, the ability of a secured party to remove its collateral from the whole is limited to the extent set forth in Section 9-314 of the UCC;

          (c) the UCC requires the filing of continuation statements within the period of six months prior to the expiration of five years from the date of the original filing or the filing of any continuation statement, in order to maintain the effectiveness of the filings referred to herein;

          (d) buyers in the ordinary course and other buyers may take certain collateral free of a secured party's security interest pursuant to Section 9-307 and 9-308 of the UCC; and

      (e) security interests in after acquired property are subject to the limitations set forth in Section 9-108 of the UCC.

      We have investigated such questions of law for the purpose of rendering this opinion as we have deemed necessary. The members of this firm are engaged in the practice of law in the State of New Jersey. We are opining herein only as to applicable provisions of New Jersey law and, subject to the exceptions set forth below, United States federal law. We express no opinion as to any other laws, statutes, ordinances, rules or regulations (such as those identified in Section 19 of the Legal Opinion Accord of the ABA Section of Business Law (1991) (the "Accord"), except to the extent that we have expressly opined as to matters addressed in Section 19(h) of the Accord. To the extent that the Loan Documents are governed by the laws of the State of New York and to the extent that the legal matters addressed by our opinions expressed herein related to the laws of a jurisdiction other than New Jersey, we have assumed, with your permission, that the laws of such other jurisdiction are identical to the laws of the State of New Jersey.

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

      Furthermore, to the extent that the opinions rendered herein encompass laws relating to usury, we opine only as to New Jersey State law without regard to those provisions which refer to federal law and we have assumed, with your permission, that the interest rate charged to the Borrower will not exceed fifty percent (50%).

      On the basis of and subject to the foregoing, and in reliance thereon, and subject to the further assumptions, limitations, qualifications and exceptions set forth below, we are of the opinion that:

          1. Each Loan Party is validly existing and in good standing as a corporation under the laws of its jurisdiction of formation. Each Loan Party has the requisite corporate power to enter into and perform its obligations under the Amendment Documents to which it is a party.

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

          4. Except as identified on Schedule B attached hereto and as otherwise disclosed in the Second Amendment and the attachments thereto, to our knowledge, there are no actions, suits or proceedings pending or threatened against any Loan Party before any court, arbitrator or governmental or administrative body or agency.

          5. No action (with regard to the Loan Parties) of, or filing by the Loan Parties with, any New Jersey or federal governmental or public body or authority is required to authorize, or is otherwise required in connection with, each Loan Party's execution, delivery and performance of the Amendment Documents to which it is a party, other than the filing of a Current Report on Form 8-K with the Securities and Exchange Commission and the recording and proper indexing of the Mortgage Documents in the mortgage records of the counties in which the real estate subject to such Mortgage Documents is located.

          6. Each of the Mortgage Documents, when executed and acknowledged will be in proper form for recording in the office of the clerk of the county in which such real estate is located.

          7. Each Mortgage Document is valid, binding and enforceable against the Loan Party which is a party thereto and each Mortgage Document which is a First Modification, Second Modification or the Linden Modification will not render the mortgages which they amend unenforceable or preclude (i) the judicial enforcement of the obligation of the Loan Parties to repay the principal, together with interest thereon (to the extent not deemed a penalty) as provided in the Notes, (ii) the acceleration of the obligation of the Loan Parties to repay such principal, together with such interest, upon a material default by the Loan Parties in the payment thereof, and
     (iii) the judicial foreclosure in accordance with applicable state law of the lien on the real estate created by such mortgage upon maturity or upon such acceleration.

          8. Upon the due recording and proper indexing of the Mortgage Documents, such recording and indexing will be sufficient to provide constructive notice to third parties of the terms thereof. No state or local mortgage tax, stamp tax or other similar fee is required to be paid in connection with the execution, delivery or recording of New Jersey other than customary per document filing and recording fees.

          9. The Financing Statements are in the proper form for filing in the filing offices indicated on Schedule C hereto. Upon the due filing and indexing of the Financing Statements, the security interests in such collateral in favor of the Lenders will be perfected to the extent that such security interest therein is governed by the UCC and may be perfected by the filing of a financing statement pursuant to the UCC.

      All assumptions have been made without independent investigation and sole or exclusive reliance on certificates or documents identified herein have been without independent investigation. We have no actual knowledge that assumptions as to matters of fact are untrue.

      This opinion is provided to you as a legal opinion only and not as a guaranty or warranty of the matters discussed herein. This opinion is for your reliance only in connection with the Second Amendment and is not intended for reliance of, and shall not be relied upon by, any other person or entity without our express written consent, other than assignees of or participants under the Loan Documents in connection with such assignment or participation. This opinion is not to be quoted in whole or in part or referred to, nor is it to be filed with or disclosed to any governmental agency without our prior written consent, except to the extent required by laws or regulations. No opinion is to be implied or inferred beyond the opinions expressly stated herein. We undertake no obligation to inform you of any matters which may subsequently come to our attention or subsequently occur which affect, in any way, the opinions rendered herein.

                                    Very truly yours,



                                    GIORDANO, HALLERAN & CIESLA
                                    A Professional Corporation

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 10





                                   SCHEDULE A

             Description of Existing Mortgages and New Mortgages


Existing Mortgages modified by the Second Modifications:

          1. Brick Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on May 26, 1995 in the Office of the County Clerk, Ocean County in Mortgage Book 4083, Page 190 as amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 23, 1997 in the Office of the County Clerk, Ocean County in Mortgage Book 451, Page 46.

          2. Brick Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., filed for record on May 26, 1995 in the Office of the County Clerk, Ocean County in Mortgage Book 4083, Page 234 as amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 23, 1997 in the Office of the County Clerk, Ocean County in Mortgage Book 451, Page 55.


          3. Edison (Oak Tree Road) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on August 14, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4938, Page 705 as amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 22, 1997 in the Office of the County Clerk, Middlesex County in Mortgage Book 74, Page 698.

          4. Edison (Oak Tree Road) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on August 14, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4938, Page 754 as amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 22, 1997 in the Office of the County Clerk, Middlesex County in Mortgage Book 74, Page 707.

          5. Freehold (3559) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 139 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on June 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6222, Page 70.

          6. Freehold (3559) Revolving Loan. - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 181 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on June 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6222, Page 85.

          7. Freehold (Liquor Store) Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc., as Mortgagor, in favor of NatWest Bank N.A. as Mortgagee, filed for record on March 6, 1995 in the office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 231 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on June 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6222, Page 93.


          8. Freehold (Liquor Store) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by New Linden Price Rite, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 273 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on June 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6222, Page 101.


          9. Neptune Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in
     Mortgage Book 5761, Page 418 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 22, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6200, Page 691.

          10. Neptune Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in
     Mortgage Book 5761, Page 461 amended by that certain Modification of Leasehold Mortgage and Security Agreement dated as of May 14, 1997 and filed for record on May 22, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6200, Page 700.
Existing Mortgages Modified by the First Modifications:

West Long Branch Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 323.

West Long Branch Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5761, Page 367. Sayreville Term Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4869, Page 292.

Sayreville Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4869, Page 335.

Middletown Term Loan (Lease #1) - Leasehold Mortgage and Security Agreement dated as of November 16, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on November 29, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5895, Page 97.

Middletown Term Loan (Lease #2) - Leasehold Mortgage and Security Agreement dated as of November 16, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on November 29, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5895, Page 182.

Middletown Revolving Loan (Lease #2) - Leasehold Mortgage and Security Agreement dated as of November 16, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on November 29, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5895, Page 224.

Middletown Revolving Loan (Lease #1) - Leasehold Mortgage and Security Agreement dated as of November 16, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on November 29, 1995 in the Office of the County Clerk, Monmouth County in Mortgage Book 5895, Page 139.

Aberdeen Term Loan - Leasehold Mortgage and Security Agreement dated as of July 24, 1997, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Heller Financial, Inc., as Mortgagee, filed for record on August 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6268, Page 669.

Aberdeen Revolving Loan - Leasehold Mortgage and Security Agreement dated as of July 24, 1997, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Heller Financial, Inc., as Mortgagee, filed for record on August 20, 1997 in the Office of the County Clerk, Monmouth County in Mortgage Book 6268, Page 718.

Montgomery Term Loan - Leasehold Mortgage and Security Agreement dated as of July 24, 1997, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Heller Financial, Inc., as Mortgagee, filed for record on August 20, 1997 in the Office of the County Clerk, Somerset County in Mortgage Book 2806, Page 240.

Montgomery Revolving Loan - Leasehold Mortgage and Security Agreement dated as of July 24, 1997, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Natwest Bank N.A., as Mortgagee, filed for record on August 20, 1997 in the Office of the County Clerk, Somerset County in Mortgage Book 2806, Page 200.

Edison (Route 1) Tern Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4869, Page 379.

Edison (Route 1) Revolving Loan - Leasehold Mortgage and Security Agreement dated as of February 15, 1995, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of NatWest Bank N.A., as Mortgagee, filed for record on March 6, 1995 in the Office of the County Clerk, Middlesex County in Mortgage Book 4869, Page 421.

Existing Fee Mortgage Modified by the Linden Modification:

Linden Revolving, Term and Capital Expenditure Loan - Mortgage and Security Agreement dated as of November 14, 1997, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of Heller Financial, Inc., as Mortgagee, filed for record on November 17, 1997 in the Office of the County Clerk, Union County in Mortgage Book 6459, Page 281.

New Leasehold Mortgages:

Lakewood Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January 7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Ocean County.

Lakewood Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January 7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Ocean County.

North Brunswick Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January 7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Middlesex County.

North Brunswick Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Middlesex County.

Wall Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Monmouth County.

Wall Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Monmouth County.

Branchburg Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Somerset County.

Branchburg Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Somerset County.

Bound Brook Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Somerset County.

Bound Brook Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Somerset County.

Piscataway Term and Capital Expenditure Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Middlesex County.

Piscataway Revolving Loan -- Leasehold Mortgage and Security Agreement dated as of January7, 2000, made by Foodarama Supermarkets, Inc., as Mortgagor, in favor of GMACBC, as Mortgagee, to be filed for record in the Office of the County Clerk, Middlesex County.

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 11





                                   SCHEDULE B

                                   Litigation

          1. Foodarama Supermarkets, Inc. v. Oak Tree Road Associates.

          2. Foodarama Supermarkets, Inc. adv. Pennsauken Solid Waste Management Authority, et al. plaintiff v. Quick-Way, inc. defendant and third party plaintiff.

          3. 1163 R34 Associates, L.L.C. v. Foodarama Supermarkets, Inc. et. al.

  GIORDANO, HALLERAN & CIESLA

   A PROFESSIONAL CORPORATION

        ATTORNEYS AT LAW

--------------------------------

GMAC Business Credit L.L.C.
January 7, 2000
Page 12




                                   Schedule C

                              Filing Jurisdictions

          Debtor Secured Party Filing Office Foodarama Supermarkets, Inc.GMACoBusiness)Credit, LLC (StateBof)New Jersey, Department of Treasury ("NJDOS") Foodarama GMACBC Office of the County Clerk of Middlesex County, New Jersey Foodarama GMACBC Office of the County Clerk of Monmouth County, New Jersey ("Monmouth") New Linden Price Rite, Inc. GMACBCLinden") NJDOS New Linden GMACBC Monmouth Foodarama GMACBC Office of the County Clerk of
     Ocean County, New Jersey Foodarama GMACBC Office of the County Clerk of Somerset County, New Jersey Foodarama GMACBC Office of the County Clerk of Union County, New Jersey






::ODMA\PCDOCS\ghcdocs\129899\1

                                    EXHIBIT D

                                PLEDGE AGREEMENT


        PLEDGE AGREEMENT dated as of ____________ __, 1995 between FOODARAMA SUPERMARKETS, INC., a New Jersey corporation (the "Parent"), New Linden Price Rite, Inc., a New Jersey corporation ("New Linden"), Shop Rite of Reading, Inc., a Pennsylvania corporation ("Reading") and Shop Rite of Malverne, Inc., a New York corporation ("Malverne," and together with Parent, New Linden and Reading, each a "Grantor" and collectively, the Grantors"), and NATWEST BANK N.A., as agent (the "Agent") for itself and each of the lenders (the "Lenders") named in
Schedule 2.01 of the Revolving Credit And Term Loan Agreement dated as of ______ ___, 1995, among New Linden, Reading (individually, each a "Borrower" and collectively, the "Borrowers"), Parent, the Guarantors, the Lenders and the Agent (as amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement").

        A. The Lenders have agreed to extend Loans to, and open or cause to be opened Letters of Credit for the account of, the Borrowers pursuant to, and subject to the terms and conditions of, the Credit Agreement. The obligation of the Lenders to extend such financial accommodations under the Credit Agreement is conditioned on, inter alia, the execution and delivery by the Grantors of a pledge agreement in the form hereof to secure the due and punctual payment and performance of all Obligations (including, without limitation, principal of and interest on the Loans, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, and the due and punctual payment and performance of all obligations of the Grantors under this Pledge Agreement and of the Grantors under the Letters of Credit, the Credit Agreement and any of the other Loan Documents).

          B. Capitalized terms used herein and not defined herein shall have the respective meanings assigned to such terms in the Credit Agreement.

        Accordingly, the Grantors hereby jointly and severally agree with the Agent as follows:

        1. Pledge. As security for the payment and performance in full of the Obligations, the Grantors hereby transfer, grant, bargain, sell, convey, hypothecate, pledge, set over and deliver unto the Agent, and grant to the Agent, for the benefit of the Lenders, a security interest in, (a) the shares of capital stock listed in Schedule I annexed hereto and any shares of common stock of the issuers listed in Schedule I annexed hereto (collectively, the "Issuers") obtained in the future by any of the Grantors (the "Pledged Stock"), and (b) all other property which may be delivered to and held by the Agent pursuant to the terms hereof, and (c) all proceeds of the Pledged Stock and of such other property, including, without limitation, all cash, securities or other property at any time and from time to time receivable or otherwise distributed in respect of or in exchange for any of or all such stock or other property (the items referred to in clauses (a) through (c) being collectively called the "Collateral"). Upon delivery to the Agent, any securities now or hereafter included in the Collateral (the "Pledged Securities") shall be accompanied by undated stock powers duly executed in blank or other instruments of transfer satisfactory to the Agent and by such other instruments and documents as the Agent may reasonably request. Each delivery of Pledged Securities shall be accompanied by a schedule showing a description of the securities theretofore and then being pledged hereunder, which schedule shall be attached hereto as Schedule I and made a part hereof. Each schedule so delivered shall supersede any prior schedules so delivered.

          2. Delivery of Collateral. The Grantors agree promptly to deliver or cause to be delivered to the Agent any and all Pledged Securities, and any and all certificates or other instruments or documents representing any of the Collateral.

          3. Representations, Warranties and Covenants. Each Grantor hereby represents, warrants and covenants to and with the Agent that:

          (a) except for the security interest granted to the Agent, such Grantor (i) is and will at all times continue to be the direct owner, beneficially and of record, of the Pledged Securities that it is pledging hereunder, (ii) holds the Collateral that it is pledging hereunder free and clear of all liens, charges, encumbrances and security interests of every kind and nature, (iii) will make no assignment, pledge, hypothecation or transfer of, or create any security interest in, the Collateral that it is pledging hereunder, and (iv) subject to Section 5 below, will cause any and all Collateral, whether for value paid by the Grantor or otherwise, to be forthwith deposited with the Agent and pledged or assigned hereunder;

          (b) such Grantor (i) has good right and legal authority to pledge the Collateral it is pledging hereunder in the manner hereby done or contemplated and (ii) will defend its title or interest thereto or therein against any and all attachments, liens, claims, encumbrances, security interests or other impediments of any nature, however arising, of all persons whomsoever;

          (c) no consent or approval of any governmental body or regulatory authority or any securities exchange is necessary to the validity of the pledge effected hereby;

          (d) by virtue of the execution and delivery by the Grantors of this Agreement, when the certificates, instruments or other documents representing or evidencing the Collateral are delivered to the Agent in accordance with this Agreement, the Agent will obtain a valid and perfected first lien upon and security interest in such Collateral as security for the repayment of the Obligations, prior to all other liens and encumbrances thereon and security interests therein;

          (e) the pledge effected hereby is effective to vest in the Agent the rights of the Agent in the Collateral as set forth herein; and

          (f) at the date hereof, the Pledged Stock constitutes all of the issued and outstanding shares of capital stock of the entities listed on
     Schedule I.

        All representations, warranties and covenants of the Grantors contained in this Agreement shall survive the execution, delivery and performance of this Agreement until the termination of this Agreement pursuant to Section 14 hereof.

          4. Registration in Nominee Name; Denominations. Upon the occurrence and during the continuance of an Event of Default, the Agent shall have the right (in its sole and absolute discretion) to transfer to or to register the Pledged Securities in its own name or the name of its nominee. In addition, the Agent shall at all times have the right to exchange the certificates representing Pledged Securities for certificates of smaller or larger denominations for any purpose consistent with this Agreement.

          5. Voting Rights; Dividends; etc. (a) Unless and until an Event of Default hereunder shall have occurred and be continuing:

          (i) The Grantors shall be entitled to exercise any and all voting and/or consensual rights and powers accruing to an owner of Pledged Securities or any part thereof for any purpose not inconsistent with the terms of this Agreement and the Credit Agreement provided that such action would not materially and adversely affect the rights inuring to the Agent or the Lenders under this Agreement or the Credit Agreement or materially and adversely affect the rights and remedies of the Agent or the Lenders under this Agreement or the Credit Agreement or the ability of the Agent or the Lenders to exercise the same.

          (ii) The Agent shall execute and deliver to the Grantors, or cause to be executed and delivered to the Grantors, all such proxies, powers of attorney, and other instruments as the Grantors may reasonably request for the purpose of enabling the Grantors to exercise the voting and/or consensual rights and powers which they are entitled to exercise pursuant to subparagraph (i) above.

        (iii) The Grantors shall be entitled to receive and retain any and all cash dividends paid on the Pledged Securities only to the extent that such cash dividends are permitted by, and otherwise paid in accordance with the terms and conditions of, the Credit Agreement and applicable laws. Any and all

          a. noncash dividends,

          b. stock or dividends paid or payable in cash or otherwise in connection with a partial or total liquidation or dissolution, and

          c. instruments, securities, other distributions in property, return of capital, capital surplus or paid-in surplus or other distributions made on or in respect of Pledged Securities (other than dividends and distributions permitted by Section 7.04 of the Credit Agreement), whether paid or payable in cash or otherwise, whether resulting from a subdivision, combination or reclassification of the outstanding capital stock of the issuer of any Pledged Securities or received in exchange for Pledged Securities or any part thereof, or in redemption thereof, as a result of any merger, consolidation, acquisition or other exchange of assets to which such issuer may be a party or otherwise, shall be and become part of the Collateral, and, if received by any of the Grantors, shall not be commingled by such Grantor with any of its other funds or property but shall be held separate and apart therefrom, shall be held in trust for the benefit of the Agent and the "Lenders and shall be forthwith. delivere to the Agent in the same form as so received (any necessary endorsement).

        (b) Upon the occurrence and during the continuance of an Event of Default, all rights of the Grantors to receive any dividends which the Grantors are authorized to receive pursuant to paragraph (a)(iii) of this Section 5 shall cease, and the Agent shall have the sole and exclusive right and authority to receive and hold such dividends, such dividends to apply to the Obligations or to be held as Collateral as permitted under the Loan Documents. All dividends which are received by the Grantors contrary to the provisions of this Section 5(b) shall be received in trust for the benefit of the Agent, shall be segregated from other, property or funds of such Grantor and shall be forthwith delivered to the Agent as Collateral in the same form as so (with any necessary endorsement). Any and all money and other property paid over to or received by the Agent pursuant to the provisions of this Section 5 shall be held by the Agent in an account to be established by the Agent upon receipt of such money or othe property and shall be applied in accordance with the provisions of Section 8 hereof.

          (c) Upon the occurrence and during the continuance of an Event of Default, all rights of the Grantors to exercise the voting and consensual rights and powers which each is entitled to exercise pursuant to Section 5(a)(i) shall cease, and all such rights shall thereupon become vested in the Agent, which shall have the sole and exclusive right and authority to exercise such voting and consensual rights and powers.

          6. Issuance of Additional Stock. The Grantors agree that, they will cause each of the Issuers not to issue any stock or other securities, whether in addition to, by stock dividend or other distribution upon, or in substitution for, the Pledged Securities or otherwise, unless such shares are pledged hereunder.

        7. Remedies upon Default. If an Event of Default shall have occurred and be continuing, the Agent may sell or otherwise dispose of all or any part of the Collateral, at public or private sale or at any broker's board or on any securities exchange, for cash, upon credit or for future delivery as the Agent shall deem appropriate. Each such purchaser at any such sale shall hold the property sold absolutely, free from any claim or right on the part of the Grantors, and the Grantors hereby waive (to the extent permitted by law) all rights of redemption, stay and appraisal which the Grantors now have or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. The Agent shall give the Grantors at least 10 days' written notice (which the Grantors agree is reasonable notice within the meaning of Section 9-504(3) of the Uniform Commercial Code as in effect in New York) of the Agent's intention to make any sale of Collateral. Such notice, in the case of a public sale, shall state the time and place for such sale and, in the case of a sale at a broker's board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such board or exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the Agent may fix and state in the notice (if any) of such sale. At any such sale, the Collateral, or portion thereof, to be sold may be sold in one lot as an entirety or in separate parcels, as the Agent may (in its sole and absolute discretion) determine. The shall not be obligated to make any sale of any Collateral if it shall determine not to do so, regardless of the fact that notice of sale of such Collateral shall have been given. The Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case any sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by the Agent until the sale price is paid by the purchaser or purchasers thereof, but the Agent shall not incur any liability in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may be sold again upon like notice. At any public sale made pursuant to this Section 7, if permitted by law, any Lender may bid for and purchase, free (to the extent permitted by law) from any right of redemption, stay or appraisal on the part of the Grantors (all said rights being also hereby waived and released t the extent permitted by law), the Collateral or any part thereof offered for sale and may make payment on account thereof by using any claim then due and payable to such Lender from the Grantors as a credit against the purchase price, and such Lender may, upon compliance with the terms of sale, hold, retain and dispose of such property without further accountability to the Grantors therefor. For purposes hereof, a written agreement to purchase the Collateral or any portion thereof shall be treated as a sale thereof; the Agent shall be free to carry out such sale and purchase pursuant to such agreement, and the Grantors shall not be entitled to the return of the Collateral or any portion thereof subject thereto, notwithstanding the fact that after the Agent shall have entered into such an agreement all Events of Default shall have been remedied and the Obligations paid in full. As an alternative to exercising the power of sale herein conferred upon it, the Agent may proceed by a suit or suits at law or in equity to foreclose this Agreement and to sell the Collateral or any portion thereof pursuant to a judgment or decree of a court or court having competent jurisdiction or pursuant to a proceeding by a court-appointed receiver.

          8. Application of Proceeds of Sale. The proceeds of any sale of Collateral pursuant to Section 7 hereof, as well as any Collateral consisting of cash, shall be applied by the Agent as set forth in Article VIII of the Credit Agreement.

        9. Care of Pledged Securities. The Agent shall have no duty as to the collection or protection of the Pledged Securities or any income thereon or as to the preservation of any rights pertaining thereto, beyond the safe custody of any thereof actually in its possession. With respect to any maturities, conversions, exchanges, redemptions, offers, tenders or similar matters relating to any of the Pledged Securities (herein called "events"), except to the extent required by law, the Agent's duty shall be fully satisfied if (i) the Agent exercises reasonable care to ascertain the occurrence and to give reasonable notice to the Grantors of any events applicable to any Pledged Securities which are registered and held in the name of the Agent or its nominee, (ii) the Agent gives the Grantors reasonable notice of the occurrence of any events, of which the Agent has received actual knowledge, as to any securities which are in bearer form or are not registered and held in the name of the Agent or its nominee (the Grantors agreeing to give the Agent reasonable notice of the occurrence of any events applicable to any securities in the possession of the Agent of which any Grantor has received knowledge), and (iii) in the exercise of its sole discretion (a) the Agent endeavors to take such action with respect to any of the events as the Grantors may reasonably and specifically request in writing in sufficient time for such act-4--n to be evaluated and taken or (b) if the Agent determines that the action requested might adversely affect the value of the Pledged Securities as collateral, the collection of the Obligations, or otherwise prejudice the interests of the Agent, the Agent gives reasonable notice to the Grantors that any such requested action will not be taken and if the Agent makes such determination or if the Grantors fail to make such timely request, the Agent takes such other action as it deems advisable in the circumstances. Except as hereinabove specifically set forth, the Agent shall have no further obligation to ascertain the occurrence of, or to notify the Grantors with respect to, any events and shall not be-deemed to assume any such further obligation as a result of the establishment by the Agent of any internal procedures with respect to any securities in its possession. Except for any claims, causes of action or demands arising out of the Agent's failure to perform its agreements set forth in this Section, the Grantors release the Agent from any claims, causes of action and demands at any time arising out of or with respect to this Agreement, the Pledged Securities and/or any actions taken or omitted to be taken by the Agent with respect thereto, and the Grantors hereby agree to hold the Agent harmless from and with respect to any and all such claims, causes of action and demands.

        10. Agent Appointed Attorney-in-Fact. Each Grantor hereby appoints the Agent its attorney-in-fact for the purpose of carrying out the provisions of this Agreement and taking any action and executing any instrument which the Agent may deem necessary or advisable to accomplish the purposes hereof, which appointment is irrevocable and coupled with an interest. Without limiting the generality of the foregoing, the Agent shall have the right, with full power of substitution either in the Agent's name or in the name of such Grantor, (i) upon the occurrence and the continuance of an Event of Default, to ask for, demand, sue for, collect, receive receipt and give acquittance for any and all moneys due or to become due and under and by virtue of any Collateral, (ii) to endorse checks, drafts, orders and other instruments for the payment of money payable to such Grantor representing any interest or dividend, or other distribution payable in respect of the Collateral or any part thereof or on account thereo and (iii) upon the occurrence and during the continuance of an Event of Default, to give full discharge for the same, to settle, compromise, prosecute or defend any action, claim or proceeding with respect thereto, and to sell, assign, endorse, pledge, transfer and make any agreement respecting, or otherwise deal with, the same; provided, however, that nothing herein contained shall be construed as requiring or obligating the Agent or the Lenders to make any commitment or to make any inquiry as to the nature or sufficiency of any payment received by the Agent or the Lenders, or to present or file any claim or notice, or to take any action with respect to the Collateral or any part thereof or the moneys due or to become due in respect thereof or any property covered thereby, and no action taken by the Agent or the Lenders or omitted to be taken with respect to the Collateral or any part thereof shall give rise to any defense, counterclaim or offset in favor of any Grantor or to any claim or action against th Agent or the Lenders in the. absence of the bad faith, gross negligence or willful misconduct of the Aget or the Lenders.

          11. No Waiver. No failure on the part of the Agent to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy by the Agent preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law. The Agent and the Lenders shall not be deemed to have waived any rights hereunder unless such waiver shall be in writing and signed by such parties.

        12. Security Interest Absolute. All rights of the Agent hereunder, the grant of a security interest in the Collateral and all obligations of the Grantors hereunder, shall be absolute and unconditional irrespective of (i) any lack of validity or enforceability of the Credit Agreement, any other Loan Document, any agreement with respect to any of the Obligations or any other agreement or instrument relating to any of the foregoing, (ii) any change in time, manner or place of payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the Credit Agreement, any other Loan Document or any other agreement or instrument, (iii) any exchange, release or nonperfection of any other collateral, or release or amendment or waiver of or consent to or departure from any guarantee, for all or any of the Obligations or (iv) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Grantors in respect of the Obligations or in respect of this Agreement.

          13. Agent's Fees and Expenses. The Grantors will upon demand pay to the Agent the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts or agents which the Agent may incur in connection with W the administration of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, (iii) the exercise or enforcement of any of the rights of the Agent hereunder or (iv) the failure by the Grantors to perform or observe any of the provisions hereof. In addition, the Grantors will indemnify the Agent and hold the Agent harmless from and against any and all liability incurred by the Agent hereunder or in connection herewith, unless such liability shall be due to the gross negligence, bad faith or willful misconduct of the Agent. Any such amounts payable as provided hereunder or thereunder shall be additional Obligations secured hereby and by the Security Documents.

        14. Termination. This Agreement shall terminate when all Obligations have been paid fully and indefeasibly in cash or in a manner otherwise satisfactory to the Agent and the Lenders have no further commitment to make Loans or open or cause to be opened Letters of Credit under the Credit Agreement, at which time the Agent shall reassign and deliver to the Grantors, or to such person or persons as the Grantors shall designate, against receipt, such of the Collateral (if any) as shall not have been sold or otherwise still be held by it hereunder, together with appropriate instruments of reassignment and release; provided, however, that all indemnities of the Grantors contained in this Agreement shall survive, and remain operative and in full force and effect regardless of, the termination of this Agreement. Upon any such termination, the Agent will, at the Grantors' expense, execute and deliver to the Grantors such documents as the Grantors shall reasonably request to evidence such termination, such execution and delivery to be without recourse to or warranty by the Agent.

          15. Notices. All communications and notices hereunder shall be in writing and given as provided in the Credit Agreement.

          16. Further Assurances. Each Grantor agrees to do such further acts and things, and to execute and deliver such additional conveyances, assignments, agreements and instruments, as the Agent may at any time reasonably request in connection the administration and enforcement of this Agreement or with respect to the Collateral or any part thereof or in order better to assure and confirm unto the Agent its rights and remedies hereunder.

          17. Binding Agreement; Assignments. This Agreement, and the terms, covenants and conditions hereof, shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Grantors shall not be permitted to assign this Agreement or any interest herein or in the Collateral, or any part thereof, or otherwise pledge, encumber or grant any option with respect to the Collateral, or any part thereof, or any cash or property held by the Agent as Collateral under this Agreement.

          18. GOVERNING LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, EXCEPT TO THE EXTENT THAT THE VALIDITY OR PERFECTION OF THE SECITURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK.

          19. Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired.

          20. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument. This Agreement shall be effective when counterparts which beer the signature of each Grantor shall have been delivered to the Agent.

          21.  Section   Headings.   Section   headings  used  here-in  are  for
     convenience only and are not to affect the construction, or be taken into consideration in interpreting, this Agreement.

        IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                        FOODARAMA SUPERMARKETS, INC.


                             By:________________________________
                                               Name:
                                               Title:

                                        NEW LINDEN PRICE RITE, INC.


                             By:________________________________
                                               Name:
                                               Title:

                                        SHOP RITE OF READING, INC.


                             By:________________________________
                                               Name:
                                               Title:


                                        SHOP RITE OF MALVERNE, INC.


                             By:________________________________
                                               Name:
                                               Title:

                                        NATWEST BANK N.A., as Agent


                             By:________________________________
                                               Name:
                                               Title:

                                           SCHEDULE I
                                       to Pledge Agreement

                            Stock Certificate No(s).
                        Percentage of Outstanding Shares

                                                                 Number
  Grantor       Stock Issuer  Class of Stock    Par Value      of Shares
Foodarama SupermShoptRitenof MaCommon, Inc.   3    ---            10        100%

Foodarama SupermNeweLindencPricCommon, Inc.   7    ---            100       100%

Foodarama SupermShoptRitenof ReCommon Inc.    4    $100           3         100%

                                    EXHIBIT E

                                       SECURITY AGREEMENT

        SECURITY AGREEMENT dated as of 1995, among Foodarama Supermarkets, Inc., a New Jersey corporation ("Parent"), New Linden Price Rite, Inc., a New Jersey corporation ("New Linden"), Shop Rite of Reading, Inc., a Pennsylvania corporation ("Reading"), Shop Rite of Malverne, Inc., a New York corporation ("Malverne", and together with Parent, New Linden and Reading, each a "Grantor" and collectively, the "Grantors"), and NatWest Bank N.A., as agent ("Agent") for itself and each of the Lenders (the "Lenders") named in Schedule 2.01 of the Revolving Credit and Term Loan Agreement dated as of -J- 1995 among the Grantors, the Guarantors named therein, the Agent and the Lenders (as amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement").

        The Lenders have agreed to extend Loans to New Linden and Reading (individually, each a "Borrower" and collectively, the "Borrowers") pursuant to, and subject to the terms and conditions of, the Credit Agreement. The obligation of the Lenders to extend such Loans under the Credit Agreement is conditioned, inter alia, on the execution and delivery by the Grantors of a security agreement in the form hereof to secure the due and punctual payment and performance of all Obligations (including, without limitation, principal of and interest on the Loans, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, the due and punctual payment and performance of all obligations of the Grantors under this Agreement and the due and punctual payment and performance of all obligations of the Grantors under the Letters of Credit, the Credit Agreement and any of the other Loan Documents).

        Accordingly, the Grantors hereby jointly and severally agree with the Agent as follows:

          1. Definitions of Terms Used Herein. All capitalized terms used herein but not defined herein shall have the meanings set forth in the Credit Agreement. As used herein, the following terms shall have the following meanings:

               (a) "Accounts Receivable" shall mean (i) all of any Grantor's present and future accounts, general intangibles, chattel paper and instruments, as such terms are defined in the Uniform Commercial Code as in effect in the State of New York ("NYUCC"), (ii) all moneys, securities and other property and the proceeds thereof, now or hereafter held or received by, or in transit to, the Agent from or for any Grantor, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of the deposits (general or special) of any Grantor, balances, sums and credits with, and all of any Grantor's claims against the Agent at any time existing, (iii) all of any Grantor's right, title and interest, and all of any Grantor's rights, remedies, security and Liens, in, to and in respect of any accounts receivable, including, without limitation, rights of stoppage in transit, replevin, repossession and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to accounts receivable, deposits or other security for the obligation of any account debtor, and credit and other insurance, and (iv) all of any Grantor's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, accounts receivable, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any account receivable, and all returned, reclaimed or repossessed goods.

               (b) "Collateral" shall mean all (i) Accounts Receivable, (ii) Documents, (iii) Equipment, (iv) General Intangibles, (v) Inventory, and (vi) Proceeds.

               (c) "Documents" shall mean all instruments, files, records, ledger sheets and documents covering or relating to any of the Collateral.

          (d) "Equipment" shall mean all of any Grantor's entire right, title and interest in and to machinery, equipment, vehicles, furniture and fixtures and all attachments, accessories and equipment now or hereafter owned or acquired in any Grantor's businesses or used in connection therewith, and all substitutions and replacements thereof, wherever located, whether now owned or hereafter acquired by any Grantor. '
     ---------

          (e) "General Intangibles" shall mean all of any Grantor's present and future general intangibles of every kind and description, including (without limitation) patents, patent applications, trade names and trademarks and the goodwill of the business symbolized thereby, Federal, State and local tax refund claims of all kinds.

          (f) "Inventory" shall mean all of any Grantor's raw materials, work in process, finished goods and all other inventory (as such term is defined in the NYUCC), whether now owned or hereafter acquired, and all wrapping, packaging, advertising and shipping materials, and any documents relating thereto.

          (g) "Proceeds" shall mean any consideration received from the sale, exchange, lease or other disposition of any asset or property which constitutes Collateral, any other value received as a consequence of the possession of any Collateral and any payment received from any insurer or other person or entity as a result of the destruction, loss, theft or other involuntary conversion of whatever nature of any asset or property that constitutes Collateral, and shall include, without limitation, all cash and negotiable instruments received or held by the Agent and/or any of the Lenders pursuant to any lockbox or similar arrangement relating to the payment of Accounts Receivable.

          2. Security Interests. As security for the payment or performance, as the case may be, of the Obligations, each Grantor hereby creates and grants to the Agent, its successors and its assigns, for the pro rata benefit of the Lenders, their successors and their assigns, a security interest in the Collateral (the "Security Interest"). Without limiting the foregoing, the Agent is hereby authorized to file one or more financing statements, continuation statements or other documents for the purpose of perfecting, confirming, continuing, enforcing or protecting the Security Interest, naming the Grantors as debtors and the Agent as secured party.

        The Grantors agree at all times to keep in all material respects accurate and complete accounting records with respect to the Collateral, including, but not limited to, a reasonable record of all payments and Proceeds received.

        3. Further Assurances. Each Grantor agrees, at its expense, to execute, acknowledge, deliver and cause to be duly filed all such further instruments and documents and take all such actions as the Agent may from time to time reasonably request for the assuring and preserving of the Security Interest and the rights and remedies created hereby, including, without limitation, the payment of any fees and taxes required in connection with the execution and delivery of this Agreement, the granting of the Security Interest and the filing of any financing statements or other documents in connection herewith. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any promissory note or other instrument, such note or instrument shall be promptly pledged and delivered to the Agent, duly endorsed in a manner satisfactory to the Agent. Each Grantor agrees to notify promptly the Agent of any change in its corporate name or in the location of its chief executive office, its chief place of business or the office where it keeps its records relating to the Accounts Receivable owned by it and the location of any Equipment. Each Grantor agrees promptly to notify the Agent if any material portion of the Collateral is damaged or destroyed.

        4. Inspection and Verification. Upon reasonable notice (which may be telephonic), the Agent shall have the right to at all reasonable times, during normal business hours, and as often as the Agent may reasonably request, permit any authorized representative designated by the Agent to visit and inspect the properties and financial records of the Grantors and to make extracts from such financial records and copies from such financial records at the Grantors' expense, and permit any authorized representative designated by the Agent to discuss the affairs, finances and condition of any Grantor with the appropriate Financial Officer and such other officers as the Agent shall deem appropriate and such Grantor's independent public accountants, as applicable. The Agent agrees that it shall schedule any meeting with any such independent public accountant through such Grantor and a Responsible Officer of such Grantor shall have the right to be present at any such meeting. An authorized representative of each of the Lenders may accompany the Agent on such visits and inspections. The Agent shall have the right to audit, as often as it may reasonably request, the existence and condition of the Accounts Receivable, inventory, books and records of any Grantor and to review its compliance with the terms and conditions of this Agreement and the other Loan Documents. The Grantors shall pay Agent's customary per them rates, all out-of-pocket expenses of Agent's auditors and all costs of Agent with respect to third-party examiners. Notwithstanding the foregoing, prior to a Default or Event of Default, the Borrower shall not be obligated, under this Security Agreement and the Credit Agreement, to reimburse Agent for a total of more than four (4) visits each calendar year. Subject to the provisions of Section 11.11 of the Credit Agreement, the Agent shall have the absolute right to share any information it gains from such inspection or verification with any or all of the Lenders.

          5. Taxes; Encumbrances. At its option, the Agent may (after providing the Grantors with fifteen (15) days written notice and an opportunity to cure, discharge, or settle) discharge past due taxes, liens, security interests or other encumbrances at any time levied or placed on the Collateral and not permitted under the Credit Agreement, and may pay for the maintenance and preservation of the Collateral to the extent a Grantor fails to do so as required by the Credit Agreement, and each Grantor agrees to reimburse the Agent on demand for any payment made or any expense incurred by it pursuant to the foregoing authorization; provided, however, that nothing in this Section 5 shall be interpreted as excusing a Grantor from the performance of any covenants or other promises with respect to taxes, liens, security interests or other encumbrances and maintenances as set forth herein or in the Credit Agreement.

          6. Assignment of Security Interest. If at any time a Grantor shall take and perfect a security interest in any property of an account debtor or any other person to secure payment and performance of an Account Receivable, such Grantor shall promptly assign such security interest to the Agent. Such assignment need not be filed of public record unless necessary to continue the perfected status of the security interest against creditors of and transferees from the account debtor or other person granting the security interest.

          7.  Representations  and  Warranties.   Each  Grantor  represents  and
     warrants to the Agent that:

          (a) Title and Authority. Subject to exceptions specifically set forth in this Security Agreement and the Credit Agreement, it has (i) rights in and good title to the Collateral in which it is granting a security interest hereunder and (ii) the requisite power and authority to grant to the Agent the Security Interest in such Collateral pursuant hereto and to execute, deliver and perform its obligations in accordance with the terms of this Agreement, without the consent or approval of any other person other than any consent or approval which has been obtained.


          (b) Filing. Fully executed Uniform Commercial Code ("UCC") financing statements containing a description of the Collateral shall have been, or shall be delivered to the Agent in a form such that they can be, filed of record in every governmental, municipal or other office in every jurisdiction in which any portion of the Collateral is -located necessary to publish notice of and protect the validity of and to establish a valid, legal and perfected security interest in favor of the Agent in respect of the Collateral in which a security interest may be perfected by filing in the United States and its territories and possessions, and no further or subsequent filing, refiling, recording, re-recording, registration or re-registration is necessary in any such jurisdiction, except as provided under applicable law with respect to the filing of Uniform Commercial Code continuation statements.

          (c) Validity of Security Interest. Upon filing of UCC financing statements in the locations referred to on Schedule I hereto, the Security Interest will constitute a valid, legal and perfected first priority security interest in all of the Collateral for payment and performance of the Obligations, except as otherwise permitted under the Credit Agreement.

          (d)  Information  Regarding  Names.  It has  disclosed  in  writing on
     Schedule I hereto any trade names used to identify it in its business or in the ownership of its properties within five (5) years of the Closing Date.

          (e) Absence of Other Liens. The Collateral is owned by it free and clear of any Lien of any nature whatsoever, except as granted pursuant to this Agreement and as permitted by the Credit Agreement, and, except as provided by paragraph (b) of this Section 7, no financing statement has been filed, under the UCC as in effect in any state or otherwise, covering any Collateral except as indicated on Schedule 7.01 to the Credit Agreement.

          (f) Additional Representations for Accounts Receivable. (i) All accounts (as defined in the NYUCC) owned by the Grantors on the Closing Date constitute bona fide receivables arising in the ordinary course of business, the amount of which is actually owing and payable to the Grantors in the ordinary course of business, subject to no defense, claim of disability, counterclaim or offset with respect thereto. All such accounts, net of a bad debt reserve determined in accordance with generally accepted accounting principles, are collectible in accordance with their terms.

          (ii) Each account (as defined in the NYUCC) arising after the Closing Date shall be on the date of its creation a good and valid account representing a bona fide indebtedness incurred or an amount owed by the account debtor therein named, for a fixed sum as set forth in the invoice relating thereto, with respect to an absolute sale and delivery upon the specified terms of goods sold by the Grantors, or work, labor and/or services theretofore rendered by the Grantors; no Account Receivable is subject to any defense, offset, counterclaim, discount or allowance (as of the time of its creation) except as may be stated in the invoice relating thereto or discounts and allowances as may be customary in a Grantor's business; none of the transactions underlying or giving rise to any Account Receivable shall violate any applicable state or federal laws or regulations, and all documents relating to any Account Receivable shall be legally sufficient under such laws or regulations and are legally enforceable in accordance with their terms; all documents and agreements relating to Accounts Receivable are true and correct and in all respects what they purport to be; to the best of the Grantors' knowledge, all signatures and endorsements that appear on all documents and agreements relating to such accounts are genuine and all signatories and endorsers shall have full capacity to contract; it will immediately notify the Agent if any accounts arise out of contracts with the United States or any department, agency or instrumentality thereof, and will execute any instruments and take any steps reasonably required by the Agent in order that all monies due or to become due under any such contract shall be assigned to the Agent and notice thereof given to the United States
     Government under the Federal Assignment of Claims Act; if any amount payable under or in connection with any Account Receivable is evidenced by a promissory note or other instrument, as such terms are defined in the UCC, such promissory not or instrument shall be immediately pledged, endorsed, assigned and delivered to the Agent as additional collateral.

          (g) Survival of Representations and Warranties. All representations and warranties of the Grantors contained in this Agreement shall survive the execution, delivery and performance of this Agreement until the termination of this Agreement pursuant to Section 27.


          8. Records of Accounts Receivable. Each Grantor shall keep or cause to be kept records of its Accounts Receivable which are accurate in all material respects. In addition, each Grantor will provide the Agent with such further schedules and/or information respecting each Account Receivable as the Agent may reasonably require.

          9. Protection of Security. Each Grantor shall, at its own cost and expense, take any and all actions reasonably necessary to defend title to the Collateral owned by it against all persons and to defend the Security Interest of the Agent in such Collateral, and the priority thereof, against any adverse Lien, except for Liens permitted pursuant to Section 7.01 of the Credit Agreement.

          10. Continuing Obligations of the Grantors. Each Grantor shall remain liable to observe and perform all the conditions and obligations to be observed and performed by it under each contract, agreement, interest or obligation relating to the Collateral, all in accordance with the terms and conditions thereof, and shall indemnify and hold harmless the Agent and the Lenders from any and all such liabilities.

          11. Use and Disposition of Collateral.  Except as set forth in Section
     7.01 of the Credit Agreement, no Grantor shall make or permit to be made any assignment, pledge or hypothecation of the Collateral, or grant any security interest in the Collateral. No Grantor shall make or permit to be made any transfer of any Collateral, except Inventory in the ordinary course of business, or except as may be permitted under the terms of the Credit Agreement, and each Grantor shall remain at all times in possession of the Collateral owned by it other than transfers to the Agent pursuant to the provisions hereof and as otherwise expressly provided in this Agreement or the Credit Agreement.

          12. Limitation on Modifications of Accounts Receivable. No Grantor will, without the Agent's prior written consent, grant any extension of the time of payment of any of its Accounts Receivable, compromise, compound or settle the same for less than the full amount thereof, release, wholly or partly, any person liable for the payment thereof, or allow any credit or discount whatsoever thereon other than extensions, credits, discounts, compromises or settlements granted or made in the ordinary course of business. No Grantor will sell, assign, discount, or otherwise dispose of any Accounts Receivable except for the purpose of collection or settlement in the ordinary course of business or the sale of any such accounts to the Agent.

        13. Power of Attorney. The Agent shall have the right, as the true and lawful agent of the Grantors, with power of substitution for the Grantors and in the applicable Grantor's name, the Agent's name or otherwise, for the use and benefit of the Agent and the Lenders (i) to receive, endorse, assign and/or deliver any and all notes, acceptances, checks, drafts, money orders or other evidences of payment relating to the Collateral or any part thereof; (ii) upon the occurrence and continuance of an Event of Default, to demand, collect, receive payment of, give receipt for and give discharges and releases of all or any of the Collateral; (iii) to sign the name of the applicable Grantor on any invoice or bill of lading relating to any of the Collateral; (iv) upon the occurrence and continuance of an Event of Default, to send verifications of Accounts Receivable to any customer; (v) upon the occurrence and continuance of an Event of Default, to commence and prosecute any and all suits, actions or proceedings at law or in equity in any court of competent jurisdiction to collect or otherwise realize on all or any of the Collateral or to enforce any rights in respect of any Collateral; (vi) upon the occurrence and continuance of an Event of Default, to settle, compromise, compound, adjust or defend any actions, suits or proceedings relating to or pertaining to all or any of the Collateral; (vii) upon the occurrence and continuance of an Event of Default, to notify, or to require the applicable Grantor to notify, the account debtors obligated on any or all of the Accounts Receivable to make payment thereof directly to the Agent; and (viii) to use, sell, assign, transfer, pledge, make any agreement with respect to or otherwise deal with all or any of the Collateral, and to do all other acts and things necessary to carry out the purposes of this Agreement, as fully and completely as though the Agent were the absolute owner of the Collateral for all purposes; provided, however, that nothing herein containe shall be construed as requiring or obligating the Agent or any Lender to make any commitment or to make any inquiry as to the nature or sufficiency of any payment received by the Agent or such Lender or to presen or file any claim or notice, or to take any action with respect to the Collateral or any part thereof or the moneys due or to become due in respect thereof or any property covered thereby, and no action taken by the Agent or any Lender or omitted to be taken with respect to the Collateral or any part thereof shall give rise to any defense, counterclaim or offset in favor of any Grantor or to any claim or action against the Agent or any Lender in the absence of the bad faith or willful misconduct of the Agent or such Lender. It is understood and agreed that the appointment of the Agent as the agent of the Grantors for the purposes set forth above in this Section 13 is coupled with an interest and is irrevocable. The provisions of this Section 13 shall in no event relieve any Grantor of any of its obligations hereunder or under the Credit Agreement with respect to the Collateral or any part thereof or impose any obligation on the Agent or any Lender to proceed in any particular manner with respect to the Collateral or any part thereof, or in any way limit the exercise by the Agent or any Lender of any other or further right which it may have on the date of this Agreement or hereafter, whether hereunder or by law or otherwise.

        In the case of any inconsistency between this Section 13 with Article 10 of the Credit Agreement, the provisions of the Credit Agreement shall prevail.

        14. Remedies upon Default. Subject to the restrictions expressly set forth in the Credit Agreement, upon the occurrence and during the continuance of an Event of Default, each Grantor agrees to deliver each item of Collateral to the Agent on demand, and it is agreed that the Agent shall have the right to take any or all of the following actions at the same or different times: with or without legal process and with or without previous notice or demand for performance, to take possession of the Collateral and to enter any premises where the Collateral may be located for the purpose of taking possession of or removing the Collateral and, generally, to exercise any and all rights afforded to a secured party under, and subject to its obligations contained in, the Uniform Commercial Code as in effect in any state or other applicable law. Without limiting the generality of the foregoing, each Grantor agrees that the Agent shall have the right, subject to the mandatory requirements of applicable law, to sell or otherwise dispose of all or any part of the Collateral, at public or private sale or at any broker's board or on any securities exchange, for cash, upon credit or for future delivery as the Agent shall deem appropriate. Each such purchaser at any such sale shall hold the property sold absolutely free from any claim or right on the part of the applicable Grantor, and such Grantor hereby waives (to the extent permitted by law) all rights of redemption, stay and appraisal which such Grantor now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted.

        The Agent shall give the applicable Grantor 10 days' written notice (which each Grantor agrees is reasonable notice within the meaning of Section 9-504(3) of the NYUCC) of the Agent's intention to make any sale of Collateral. Such notice, in the case of a public sale, shall state the time and place for such sale and, in the case of a sale at a broker s I board or on a securities exchange, shall state the board or exchange at which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such board or exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the Agent may fix and state in the notice (if any) of such sale. At any such sale, the Collateral, or portion thereof, to be sold may be sold in one lot as an entirety or in separate parcels, as the Agent may (in its sole and absolute discretion) determine. The Agent shall not be obligated to make any sale of any Collateral if it shall determine not to do so, regardless of the fact that notice of sale of such Collateral shall have been given. The Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case any sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by the Agent until the sale price is paid by the purchaser or purchasers thereof, but the Agent shall not incur any liability in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may be sold again upon like notice. At any public sale made pursuant to this Section 14, the Agent or any Lender may bid for and purchase, free (to the extent permitted by law) from any right of redemption, stay or appraisal on the part of any Grantor (all said rights being also hereby waived and released to the extent permitted by law, with respect to the Collateral or any part theeof offered for sale and the Agent or any such Lender may make payment on account thereof by using any claim then due and payable to the Agent or any such Lender from any Grantor as a credit against the purchase price, and the Agent or any such Lender may, upon compliance with the terms of sale, hold, retain and dispose of such property without further accountability to the Grantors therefor. For purposes hereof, a written agreement to purchase the Collateral or any portion thereof shall be treated as a sale thereof; the Agent shall be free to carry out such sale and purchase pursuant to such agreement, and no Grantor shall be entitled to the return of the Collateral or any portion thereof subject thereto, notwithstanding the fact that after the Agent shall have entered into such an agreement all Events of Default shall have been remedied and the Obligations paid in full. As an alternative to exercising the power of sale herein conferred upon it, the Agent may proceed by a suit or suits at law or in equity to foreclose this Agreement and to sell the Collateral or any portion thereof pursuant to a judgment or decree of a court or courts having competent jurisdiction or pursuant to a proceeding by a court-appointed receiver.

        Upon any sale of the Collateral by the Agent (including, without limitation, pursuant to a power of sale granted by statute or under a judicial proceeding), the receipt of the Agent or of the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the Collateral so sold and such purchaser or purchasers shall not be obligated to see to the application of any part of the purchase money paid over to the Agent or such officer or be answerable in any way for the misapplication thereof.

          15. Application of Proceeds. The proceeds of any collection or sale of Collateral, as well as any Collateral consisting of cash, shall be applied by the Agent as set forth in Article VIII of the Credit Agreement.


          16. Locations of Collateral; Place of Business. (a) Each Grantor hereby represents and warrants that all the Collateral is located at the locations listed on Schedule I hereto. Each Grantor agrees not to establish, or permit to be established, any other location for Collateral unless (i) such Grantor has given the Agent at least thirty (30) days' prior written notice of such change, has executed such documents and taken such other actions as the Agent has requested to perfect and protect the Security Interest and (ii) such new location is in the continental United States of America.

          (b) Each Grantor con firms that its chief executive office is located as indicated on Schedule I hereto. Each Grantor agrees not to change, or permit to be changed, the location of its chief executive office unless (i) such Grantor has given the Agent at least thirty (30) days' prior written notice of such change, has executed such documents and taken such other actions as the Agent has requested to perfect and protect the Security Interest and (ii) such new location is in the continental United States of America.

        17. Security Interest Absolute. All rights of the Agent hereunder, the Security Interest, and all obligations of the Grantors hereunder, shall be absolute and unconditional irrespective of (i) any lack of validity or enforceability of the Credit Agreement, any other Loan Document, any other agreement with respect to any of the Obligations or any other agreement or instrument relating to any of the foregoing, (ii) any change in the time, manner or place of payment of, or in any other term of, all or any of the obligations, or any other amendment or waiver of or consent to any departure from the Credit Agreement, any other Loan Document, or any other agreement or instrument relating to the foregoing, (iii) any exchange, release or nonperfection of any other Collateral, or any release or amendment or waiver of or consent to or departure from any guarantee, for all or any of the Obligations, or (iv) any other circumstance which might otherwise constitute a defense available to, or discharge of, the Grantors, or any other obligor in respect of the Obligations or in respect of this Agreement.

          18. No Waiver. No failure on the part of the Agent to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy by the Agent preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law. The Agent and the Lenders shall not be deemed to have waived any rights hereunder unless such waiver shall be in writing and signed by such parties.

          19. Agent Appointed Attorney-in-Fact. Each Grantor hereby appoints the Agent the attorney-in-fact of such Grantor for the purpose of carrying out the provisions of this Agreement and taking any action and executing any instrument which the Agent may deem necessary or advisable to accomplish the purposes hereof, which appointment is irrevocable and coupled with an' interest.

        20. Agent's Fees and Expenses. The Grantors shall be obligated to, upon demand, pay to the Agent the amount of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts or agents which the Agent may incur in connection with (i) the administration of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, (iii) the exercise or enforcement of any of the rights of the Agent hereunder, or (iv) the failure by any Grantor to perform or observe any of the provisions hereof. In addition, the Grantors shall indemnify and hold the Agent and the Lenders harmless from and against any and all liability incurred by the Agent or the Lenders hereunder or in connection herewith, unless such liability shall be due to the bad faith, willful misconduct or gross negligence of the Agent or the Lenders, as the case may be. Any such amounts payable as provided hereunder or thereunder shall be additional Obligations secured hereby and by the other Security Documents.

          21. Binding Agreement; Assignments. This Agreement, and the terms, covenants and conditions hereof, shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Grantors shall not be permitted to assign this Agreement or any interest herein or in the Collateral, or any part thereof, or any cash or property held by the Agent as Collateral under this Agreement, except as contemplated by this Agreement or the Credit Agreement.


          22. Governing Law. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, EXCEPT TO THE EXTENT THAT THE VALIDITY OR PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK.


          23. Notices. All communications and notices hereunder shall be in writing and given as provided in the Credit Agreement.

          24. Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable the remaining provisions contained herein shall not in any way be affected or impaired.

          25. Section Headings. Section headings used herein are for convenience only and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

          26. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument. This Agreement shall be effective when counterparts which bear the signature of each Grantor shall have been delivered to the Agent.

        27. Termination. This Agreement and the Security Interest shall terminate when all the Obligations have been fully and indefeasibly paid in cash or in a manner otherwise satisfactory to the Agent and when the Lenders have no further commitment to make any Loans or open or cause to be opened Letters of Credit under the Credit Agreement, at which time the Agent shall forthwith assign, transfer and deliver to the Grantors such Collateral as shall not have been sold, transferred or otherwise applied or disposed of pursuant to the terms hereof, such assignment, transfer or delivery to be without any representations or warranties of any kind, and shall execute and deliver to the Grantors all Uniform Commercial Code termination statements and similar documents which the Grantors shall reasonably request to evidence such termination; provided, however, that all indemnities of the Grantors contained in this Agreement shall survive, and remain operative and in full force and effect regardless of the termination of this Agreement.

        IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                            FOODARAMA SUPERMARKETS, INC.


                                            By:
                                            Name:
                                            Title:


                                            NEW LINDEN PRICE RITE, INC.


                                            By:
                                            Name:
                                            Title:


                                            SHOP RITE OF READING, INC.


                                            By:
                                            Name:
                                            Title:


                                            SHOP RITE OF MALVERNE, INC.


                                            By:
                                            Name:
                                            Title:


                                            NatWest BANK N.A., as Agent

                                            By:
                                            Name:
                                            Title:

                                Schedule I to the
                               Security Agreement

                             LOCATIONS OF COLLATERAL OF EACH GRANTOR

I.      Foodarama Supermarkets, Inc.

II.     New Linden Price Rite, Inc.

III.    Shop Rite of Reading, Inc.

IV.     Shop Rite of Malverne, Inc.

                             CHIEF EXECUTIVE OFFICE OF EACH GRANTOR

I.      Foodarama Supermarkets, Inc.

II.     New Linden Price Rite, Inc.

III.    Shop Rite of Reading, Inc.

IV.     Shop Rite of Malverne, Inc.

                                   TRADENAMES OF EACH GRANTOR

I.      Foodarama Supermarkets, Inc. None

II.     New Linden Price Rite, Inc. None

III.    Shop Rite of Reading, Inc. None

IV.     Shop Rite of Malverne, Inc. None



1067577.1/DDSs/214516/002  1/25/0

                                          EXHIBIT F


                                  ASSIGNMENT AND ACCEPTANCE

                                   Dated ________ __, 200_

        Reference is made to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January __, 2000 (as amended, restated, modified or supplemented from time to time in accordance with its terms, the "Credit Agreement"), among New Linden Price Rite, a New Jersey corporation, Foodarama Supermarkets, Inc., a New Jersey corporation (individually, each a "Borrower", collectively, the "Borrowers"), the Guarantors named therein, the lenders named therein (collectively, the "Lenders"), and GMAC Business Credit, LLC ("GMAC"), as agent for itself and each of the Lenders (GMAC, in such capacity "Agent"). Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement.

        GMAC (the "Assignor") and [_______________] (the "Assignee") agree as follows:

        1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, a ___% interest in and to all the Assignor's rights and obligations under the Credit Agreement as of the Effective Date (as defined below) (including, without limitation, such percentage interest in the Loan Documents, in the Revolving Commitment of the Assignor, in the Stock Redemption Facility Commitment of the Assignor and in the Term Commitment of the Assignor on the Effective Date and/or such percentage interest in the Revolving Loans, the Term Loan and the Capital Expenditure Loan owing to the Assignor outstanding on the Effective Date, together with such percentage interest in all unpaid interest, Commitment Fees and other fees accrued to the Effective Date and such percentage interest in the Notes held by the Assignor, as defined herein), except that the Assignor expressly reserves from such Assignment the right to be indemnified by the Borrowers pursuant to the term of the Credit Agreement and the other Loan Documents for any loss or liability which the Assignor may incur to the extent that such right relates to circumstances or events which occur, exist or arise prior to the Effective Date. The foregoing sale and assignment is without recourse to the Assignor and is without representation or warranty except as specifically set forth in Section 2.

        2. The Assignor (i) represents that as of the date hereof, its Revolving Commitment is $___________________, the outstanding balance of its Revolving
Loan is $______________, its Capital Expenditure Facility Commitment is $_______________, the outstanding balance of its Capital Expenditure Loan is $________________ and the outstanding balance of its Term Loan is $__________________; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, perfection, genuineness, sufficiency or value of the Credit Agreement, the Security Documents, any other Loan Document, any Collateral or any instrument or document furnished pursuant thereto, other than that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim attributable to Assignor's acts or omissions; and (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Borrower, any Guarantor or any Grantor or the performance or observance by any Borrower, any Guarantor or any Grantor, of its obligations under the Credit Agreement, any of the Security Documents, any other Loan Document or any other instrument or document furnished pursuant thereto.

        3. The Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance and the other documents executed and delivered in connection herewith and that this Assignment and Acceptance constitutes the legal, valid and binding obligation of the Assignee, enforceable against the Assignee in accordance with its terms; (ii) confirms that it has received a copy of the Credit Agreement and the other Loan Documents, together with copies of such financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it has and will, independently and without reliance upon Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iv) appoints and authorizes Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender; and (vi) agrees that it will keep confidential all information with respect to any Borrower, any Guarantor, any Grantor furnished to it by any Borrower, any Guarantor, any Grantor or the Assignor (other than information generally available to the public or otherwise available to the Assignor an a nonconfidential basis).

          4. This Assignment and Acceptance is being delivered to Agent together with the Notes evidencing the Loans included in the interests assigned hereunder.

        5. The effective date for this Assignment and Acceptance shall be January __, 2000 (the "Effective Date"), subject to the payment by Assignee to Assignor of an amount (the "Purchase Price") equal to the sum of the outstanding principal balance of the Assignor's Revolving Loans being assigned pursuant hereto, the outstanding principal balance of the Assignor's Capital Expenditure Loan being assigned pursuant hereto, the outstanding principal balance of the Assignor's Term Loan being assigned pursuant hereto and all unpaid interest, Commitment Fees and other fees accrued to the Effective Date with respect to the interests assigned hereunder. Each of the Assignor, the Assignee and Agent agrees that the Effective Date shall be as set forth in this paragraph 5 notwithstanding the requirement in clause (c) of Section 11.03 of the Credit Agreement that the effective date of each Assignment and Acceptance shall be at least five (5) Business Days after the execution thereof. Following the execution of this Assignment and Acceptance, it will be delivered to Agent for acceptance and recording by Agent.

          6. Upon such acceptance and recording, from and after the Effective Date, the Assignor shall, to the extent of the interests assigned by this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement.

          7. Upon such acceptance and recording, from and after the Effective Date, Agent shall make all payments in respect of the interest assigned hereby (including payments of principal, interest, fees and other amounts) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments for periods prior to the Effective Date by Agent or with respect to the making of this assignment directly between themselves.

          8. Each of the Assignor, the Assignee and Agent agrees that the processing and recordation fee referred to in clause (c) of Section 11.03 of the Credit Agreement shall for purposes of this Assignment and Acceptance be waived.

          9. THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.


                                    GMAC BUSINESS CREDIT, LLC


                                    By: __________________________________
                                      Name:

                                     Title:

                                    [ASSIGNEE]


                                    By:__________________________________
                                      Name:

                                     Title:

ACKNOWLEDGED AND AGREED:


NEW LINDEN PRICE RITE, INC.


By:
Name:
Title:

                           [SIGNATURES CONTINUED ON FOLLOWING PAGE]


                              1060508.3/LLP/214516/002 1/24/100

                                          EXHIBIT F



FOODARAMA SUPERMARKETS, INC.


By:
Name:
Title:






                              1060508.3/LLP/214516/002 1/24/100

                                          EXHIBIT G

                                    INTENTIONALLLY OMITTED

                                    EXHIBIT H

                                       SECURITY AGREEMENT

                                     (Partnership Interests)

        SECURITY AGREEMENT dated as of ________ __, 1995,between Foodarama Supermarkets, Inc., a New Jersey corporation (the "Partner") and NatWest Bank N.A., having an office at 175 Water Street, New York, New York 10038 (together with its successors and assigns, the "Agent"), as agent for itself and each of the Lenders named in Schedule 2.01 to the Credit Agreement (as hereinafter defined)(the Agent in such capacity is herein referred to as the "Secured Party").

        It is agreed as follows:

        1. In consideration of one or more loans, advances, or other financial accommodations at any time before, at or after the date hereof made or extended by the Secured Party and/or the Lenders to New Linden Price Rite, Inc., a New Jersey corporation ("New Linden") and/or Shop Rite of Reading, Inc., a Pennsylvania corporation ("Reading", and together with New Linden, each a "Borrower" and collectively, the "Borrowers"), the Partner hereby grants to the Secured Party a security interest in and a continuing lien upon, and the Partner hereby assigns as collateral to the Secured Party, the Collateral described in Paragraph 2 hereof, to secure the payment, performance and observance of all Obligations (as such term is defined in the Revolving Credit and Term Loan
Agreement dated as of 1995 among the Partner, New Linden, Reading, the Guarantors named therein, the Secured Party and the Lenders named therein (as the same may be amended, supplemented or otherwise modified in accordance with its terms, the "Credit Agreement")).

        2. The Collateral is described as follows and on any separate schedule at any time furnished by the Partner to the Secured Party (which schedules are hereby deemed part of this Security Agreement):

        (a) all right, title and interest of the Partner in and to, and all present and future interests and rights and all monies due or to become due with respect to the Partnerships (as hereinafter defined) and distributions therefrom, which such Partner may now or hereafter have as a general or limited partner, in and to the partnerships listed on Schedule I hereto (each individually, a "Partnership", and collectively, the "Partnerships") existing under the partnership agreements listed on Schedule I hereto as the same may from time to time be DOC #1049059modified or amended (each individually a "Partnership Agreement", and collectively, the "Partnership Agreements"); and

        (b) all proceeds of and distributions from the foregoing (including but not limited to all proceeds of dissolution or liquidation), together with any and all monies, securities, drafts, notes, items and other property and the proceeds thereof, constituting any such proceeds or distributions.

        3.     The Partner warrants, represents and covenants that:

          (a) the chief executive office of the Partner and the Partner's books and records are

1067575.1/DSS/214516/002  1/25/0
located at the address set forth below its signatures hereto and the Partner will not change any of the same, or change its name, without thirty (30) days prior written notice to the Secured Party;

          (b) the address of the Partner and the location of its books and records relating to the Partnership Agreements and the Collateral are set out below its signatures hereto, and it will not change said addresses or locations without thirty (30) days prior written notice to the Secured Party;

          (c) the Partner has, and will have at all times so long as any Obligations remain outstanding and any Commitment to lend has not been terminated under the Credit Agreement, good title to the Collateral, free and clear of all claims, security interests, liens and encumbrances of every nature whatsoever except in favor of the Secured Party, and the Partner has full power and authority to enter into and perform this Security Agreement;

          (d) the security interest granted herein in the Collateral is, and at all times so long as any Obligations remain outstanding and any Commitment to lend has not been terminated under the Credit Agreement shall be, a first, perfected, and fully enforceable security interest in the Collateral, subject to any filings or actions required pursuant to the Uniform Commercial Code ("UCC");

        (e) neither the execution and delivery by the Partner of this Security Agreement or of any of the instruments or documents to be delivered pursuant hereto, nor the consummation by the Partner or the Borrowers of the transactions herein contemplated, or compliance by the Partner with the provisions hereof or thereof, will violate any law or regulation, or to its knowledge any order or decree of any court or governmental instrumentality, or will conflict with, or result in the breach of, or constitute a default under, any indenture, mortgage, deed of trust, agreement or other instrument to which the Partner is a party (including without limitation, any Partnership Agreement)DOC #1049059 2or by which they may be bound, or result in the creation or imposition of any lien, charge or encumbrance upon any of the property of the Partner except in favor of the Secured Party, or require any action of, or filing (other than the filing of financing statements pursuant to the UCC) with, any governmental or public body or authority to authorize same;

          (f) the Partner will not assign, sell, mortgage, lease, transfer, pledge, grant a security interest in or lien upon, encumber, or otherwise dispose of, nor will it suffer or permit any of the same to occur with respect to, any part or all of the Collateral;

          (g) the Partner will, at any time and from time to time, at its expense, perform all acts and execute all documents reasonably requested by the Secured Party at any time to evidence, perfect, maintain and enforce the Secured Party's security interest in the Collateral or otherwise in furtherance of the provisions of this Security Agreement;

          (h) upon request of the Secured Party, the Partner shall, at any time and from time to time, at its expense, execute and deliver to the Secured Party one or more financing statements pursuant to the UCC and any other papers, documents or instruments reasonably requested by the Secured Party in connection with this Security Agreement, and the Partner hereby authorizes the Secured Party to execute and file at any time or times, one or more financing statements with respect to all or any part of the Collateral;

          (i) the Partner will promptly pay the Secured Party for any and all sums, costs, and expenses which the Secured Party may reasonably pay or incur pursuant to the provisions of this Security Agreement or in reasonably defending, protecting or enforcing the security interest granted herein or otherwise in connection with the provisions hereof, including but not limited to all court costs, collection charges, travel expenses, and reasonable attorneys' fees, and any such amount shall be deemed an advance by the Secured Party to the Partner and shall be payable on demand;

          (j) the Partner will not, without the prior written consent of the Secured Party, modify, amend or alter in any respect the terms and conditions of any Partnership Agreement or execute any document or instrument or take any action whatsoever which will, in the sole judgment of the Secured Party, impair the value of the Collateral;

          (k) the Partner shall, upon the request of the Secured Party, do and cause to be done such further acts as may be reasonably necessary or proper in the opinion of the Secured Party to carry out more effectually the provisions of this Security Agreement;

          (1) under no circumstances whatsoever does the Secured Party, by reason of this Security Agreement, assume any responsibility for, or obligation with respect to, any of the terms, covenants, conditions, obligations or liabilities of the Partner under, or with respect to, any Partnership Agreement or the Obligations, and the Partner shall hold the Secured Party harmless with respect to any and all claims arising therefrom or relating thereto, other than actions taken or omitted to be taken solely through the willful misconduct or gross negligence of the Secured Party; and

          (m) the percentage equity interest owned by the Partner in each Partnership is set forth on Schedule I hereto.

          4. (a) If a Default or an Event of Default- shall have occurred and be continuing, all payments, proceeds, monies, compensation, property, assets, instruments or rights thereafter paid, issued or distributed in respect of the Collateral and any other proceeds of the Collateral shall be paid or delivered to the Secured Party, to be held by it as hereinafter set forth; provided, however, that prior to the occurrence of any such . Default or Event of Default, the Partner shall be entitled to receive and retain such payments, proceeds, monies, compensation, property, assets, instruments or rights (except such as result from a dissolution or liquidation of any Partnership), free and clear of the security interest of the Secured Party therein.

        (b) If a Default or Event of Default shall have occurred and be continuing, the Secured Party may, in its sole discretion, at any time and from time to time, in its name or the name of the Partner, or otherwise, notify the Borrowers, the Partner or any obligor on, or other person interested in, any of the Collateral, of this Security Agreement and to make payment or delivery to the Secured Party of the Collateral, and the Secured Party may, in its sole discretion and at any time, demand, sue for, collect or receive any money, rights or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement deemed desirable by the Secured Party with respect to, any of the Collateral, and/or extend the time of payment or delivery, arrange for payment or delivery in installments, or otherwise modify the terms of, or release, any of the Collateral, all without notice to or consent by the Partner or any other person and without otherwise discharging or affecting the Obligations, the Collateral or the security interest granted herein.

        (c) Any payments, proceeds, monies, compensation, property, assets, instruments or rights paid, issued or distributed with respect to the Partner's interests in any of the Partnerships and any other proceeds of the Collateral received by the Partner, and required to be paid or delivered to the Secured Party under paragraph 4(a) or 4(b) hereof, shall not be commingled with other property of the Partner but shall be segregated, held by the Partner in trust as the exclusive property of the Secured Party and the Partner will immediately deliver to the Secured Party the identical checks, monies, property or other proceeds received, duly endorsed, transferred or assigned in blank where appropriate to effectuate the provisions hereof, the same, together with any other cash or property received by the Secured Party hereunder, to be held by the Secured Party as additional Collateral hereunder or, at the Secured Party's option, to be applied by the Secured Party to the payment of any of the Obligations, whether or not then due and in any order.

        5. Upon the occurrence and during the continuance of any Default, or Event of Default, in addition to -he rights described in paragraph 4 hereof, the Secured Party shall have the following rights and remedies (to the extent permitted by applicable law) in addition to all rights and remedies of a secured party under the UCC, or of the Secured Party under the Obligations, all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively or concurrently: the Secured Party may at any time and from time to time sell, resell, assign and deliver, grant options for or otherwise dispose of any or all of the Collateral at public or private sale or by legal proceedings or otherwise, by one or more contracts, in one or more parts, at the same or different times, for cash and/or credit, and upon any terms, at such places and times and to such persons or entities as the Secured Party deems best, all without demand for performance or any notice or advertisement whatsoeve except that where an applicable statute requires reasonable notice of sale or other disposition, the Partner agrees that the sending of ten (10) days notice by ordinary mail, postage prepaid, to its address set forth below its signature hereto of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made, shall be deemed reasonable notice thereof. If any of the Collateral is sold by the Secured Party upon credit or for future delivery, the Secured Party shall not be liable for the failure of the purchaser to pay for the same, and in such event the Secured Party may resell such Collateral. The Secured Party may apply the cash proceeds actually received from any sale or other disposition to the reasonable expenses of holding or selling the Collateral, to reasonable attorneys' fees. and all legal, travel and other out-of-pocket expenses which may be incurred by the Secured Party in attempting to collect the Obligations or enforce this Security Agreement or in the prosecution or defense of any action or proceeding related to the subject matter of this Security Agreement, and then to the Obligations in such order and as to principal or interest as Secured Party may desire; and subject to and in accordance with the terms of the Credit Agreement, the Borrowers and the Partner shall remain liable and will pay the Secured Party on demand any deficiency remaining, with any surplus after payment in full of all Obligations to be paid to the Partner as its interests may appear, subject to any duty of the Secured Party imposed by law to the holder of any subordinate security interest in the Collateral known to the Secured Party.

        6. To effectuate the terms and provisions hereof, the Partner hereby designates and appoints the Secured Party and its designees or agents as attorney-in-fact of the Partner, irrevocably and with power of substitution, at any time upon the occurrence of a Default and from time to time thereafter, with authority to endorse the name of the Partner on any notes, acceptances, checks, drafts, money orders, instruments or other evidences of payment or proceeds of the Collateral that may come into the Secured Party's possession or control; to sign the name of the Partner on any statements, documents, drafts against and notices to obligors with respect to the Collateral; to execute proofs of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer; to execute releases; and to do all other acts and things necessary and advisable in the sole discretion of the Secured Party to carry out and enforce this Security Agreement, and to obtain the benefits hereof. All acts of said attorney or designee are hereby ratified and approved and said attorney-in-fact or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney, being coupled with an interest, is irrevocable while any of the Obligations shall remain outstanding.

        7. The Partner hereby agrees that, without notice or further assent, before, at or after the maturity of the Obligations, expressed or declared, (a) the liability of the Partner, the Borrowers or any other party, for or upon the Obligations, may, from time to time, in whole or in part, be renewed, extended, modified, prematured, compromised or released by the Secured Party, in bankruptcy proceedings or otherwise, as the Secured Party may deem advisable and
(b) the Secured Party may, from time to time, in its discretion, exchange, modify, release or surrender, in whole or in part, with or to the Partnerships and their representatives, the Borrowers or any other appropriate party, as the case may be, (i) any Collateral or any substitutes or additions thereto, or (ii) the surplus net proceeds derived from the sale or sales or disposition of the Collateral by the Secured Party pursuant to the terms of this Security Agreement. The Partner hereby waives any and all notice of the acceptance of this Security Agreement, of the creation, accrual or maturity (whether by declaration or otherwise) of any and all of the Obligations, and of the Secured Party's reliance upon this Security Agreement.

        8. No act, failure or delay by the Secured Party shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by the Secured Party of any Default or right or remedy which it may have shall operate as a waiver of any other Default, right or remedy or of the same Default, right or remedy on a future occasion. The Partner hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing any of the Obligations or the Collateral, and any and all other notices and demands whatsoever (except as expressly provided herein). The Partner agrees to pay, on demand, all reasonable out-of-pocket expenses incurred by the Secured Party in connection with the negotiation, execution, perfection, consummation and enforcement of this Security Agreement, the Obligations, and the transactions contemplated hereunder and thereunder, including but not limited to the fees and expenses of counsel to the Secured Party. In the event of any litigation with respect to any matter connected with this Security Agreement, the Obligations or the Collateral, the Partner hereby waives the right to a trial by jury and all defenses, rights of set-off (except as applicable procedural rules require the assertion of a right of set-off under penalty of losing such right if not asserted) and rights to interpose , counterclaims of any nature. All amounts payable by the Partner hereunder shall bear interest at the interest rate applicable to the Obligations, except that such rate shall not exceed the rate of interest permitted to be charged to the Partner under applicable law. The Partner hereby irrevocably consents to the non-exclusive jurisdiction of the Courts of the State of New York and of any Federal Court located in such State in connection with any action or proceeding arising out of or relating to the Obligations, this Security Agreement or the Collateral, or any document or instrument delivered with respect to any of the Obligations. The Partner hereby waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that the service thereof may be made by certified or registered mail directed to the Partner at the address set forth below, or at such other addresses as the Partner may designate by written notification by certified or registered mail directed to and received by the Secured Party at its address set forth below. In the alternative, in its discretion the Secured Party may effect service upon the Partner in any other form or manner permitted by law. All terms herein shall have the meanings as defined in the UCC, unless the context otherwise requires. No provision hereof shall be modified, altered or limited except by a written instrument expressly referring to this Security Agreement and to such provision, and executed by the party to be charged. The execution and delivery of this Security Agreement has been authorized by the Board of Directors of the Partner. This Security Agreement shall be binding upon the heirs, executors, administrators, successors, and assigns of the Partner, and shall, together with the rights and remedies of the Secured Party hereunder, inure to the benefit of the Secured Party, its successors, endorsees and assigns. This Security Agreement and the Obligations shall be governed in all respects by the laws of the State of New York. If any term of this Security Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby. The Partner acknowledges receipt of a copy of this Security Agreement.

          9. Capitalized terms used but not defined herein shall have the meaning assigned thereto in the Credit Agreement.

        IN WITNESS WHEREOF, the Partner and the Secured Party have duly executed or caused this Security Agreement to be duly executed in as of the date first above set forth.

THE PARTNER:                                FOODARAMA SUPERMARKETS, INC.
-----------


                                            By:_______________________________
                                               Title:
                                               Address:

SECURED PARTY:                              NATWEST BANK N.A., as Agent
-------------


                                            By:______________________________
                                               Title:
                                               Address:

CONSENTED TO:

THE PARTNERSHIPS:                           WESTLO ASSOCIATES
----------------



                                            By:______________________________
                                               Title:
                                               Address:

                        Schedule I to Security Agreement
                             (Partnership Interests)


I       Partnership:

        Westlo Associates, a New Jersey limited partnership

II      Partnership Agreements:

          Limited Partnership Agreement of Westlo Associates, Limited Partnership, dated as of April 30, 1987, by and among Peter J. Saker, Sr., Peter J. Saker, Jr., Louis Saker and John Saker, as general partners, and Foodarama Supermarkets, Inc., as amended

III     Percentage Ownership of Each Partnership:

        40%

                                   EXHIBIT I

                            Form of Landlord Waiver

               LANDLORD'S WAIVER AND CONSENT dated as of the ___ day of _____________, 200__ between ______________________ having an address at
___________________________ (hereinafter called "Landlord"), and GMAC BUSINESS CREDIT, LLC, having an office at 630 Fifth Avenue, New York, New York 10011, as agent ("the Secured Party") for itself and certain other lenders (collectively, the "Lenders").

               WHEREAS, the Lenders have made or are about to make one or more loans, advances, and/or other financial accommodations to FOODARAMA SUPERMARKETS, INC., having an address at 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728 (hereinafter called "Debtor"), to be secured in whole or in part by security agreements covering, among other things, the personal property described in Schedule A attached hereto and made a part hereof (hereinafter called the "Collateral"); and

               WHEREAS, the Collateral is or may be installed or kept at the premises located at _______________________________, which premises are owned by Landlord, leased to Debtor and more particularly described in Schedule B attached hereto and made a part hereof.

          1. Landlord consents to the installation or location of the Collateral in said premises, and hereby waives and relinquishes in favor of Secured Party any right, claim, title, interest or security interest in or lien upon, any of the Collateral, which it may have or acquire by reason of the installation in, attachment to or location of the Collateral in said premises, or otherwise (including without limitation any right of distraint), whether arising under any agreement, instrument or law now or hereafter in effect, to the right, claim, title and interest or security interest or lien upon such Collateral in favor of the Secured Party to the full extent that the same secures or may hereafter secure any and all obligations and indebtedness of every kind, now existing or hereafter arising, of Debtor to the Lenders.

          2. Landlord hereby agrees that so long as this waiver and consent is in effect, Landlord shall not exercise any rights, assert any claim, lien, title, interest or security interest in, or lien upon, or take any action or institute any proceedings, with respect to the Collateral.

          3. The Secured Party and its agents and representatives may, upon prior notice to, but without the consent of, the Landlord enter said premises and remove and take possession of the Collateral at any time in accordance with said security agreements, and Secured Party shall promptly repair at its expense any physical damage to said premises which it causes in removing the Collateral.

          4. The provisions hereof shall be irrevocable and remain in full force and effect until Debtor has fully paid and performed all of its obligations to the Lenders and Secured Party under all agreements, instruments and documents evidencing such obligations, and under all security agreements, present and future, and any extensions, modifications and renewals thereof at any time made, and until all obligations, if any, of the Lenders to extend loans or financial accommodations to Debtor shall have terminated.

          5. This Waiver and Consent shall be binding upon and inure to the benefit of the parties herein named and their respective assigns and successors in interest.

               IN WITNESS WHEREOF, the undersigned has duly executed this Waiver and Consent as of the day and year first above written.

                                            LANDLORD:

Witness:                                    ________________________


__________________________   By:    _____________________________
                                            Name:
                                            Title:

                     Schedule A to Landlord's Waiver and Consent between
                             __________________ (the "Landlord")
                                and GMAC Business Credit, LLC
                                      ("Secured Party"),
                        with respect to Foodarama Supermarkets, Inc.,
                             a New Jersey corporation ("Debtor")

               All of the Debtor's right, title and interest in and to the Collateral. "Collateral" shall mean all (a) Accounts Receivable, (b) Documents,
(c) Equipment, (d) General Intangibles, (e) Inventory, and (f) Proceeds.

               Capitalized terms used herein shall have the following meanings:

          (a) "Accounts Receivable" shall mean (i) all of the Debtor's present and future accounts, general intangibles, chattel paper and instruments, as such terms are defined in the Uniform Commercial Code as in effect in the State of New York ("NYUCC"), (ii) all moneys, securities and other property and the proceeds thereof, now or hereafter held or received by, or in transit to, the Agent from or for the Debtor, whether for safekeeping, pledge, custody, transmission, collection or otherwise, and all of the deposits (general or special) of the Debtor, balances, sums and credits with, and all of the Debtor's claims against the Agent at any time existing, (iii) all of the Debtor's right, title and interest, and all of Debtor's rights, remedies, security and liens, in, to and in respect of any accounts receivable, including, without limitation, rights of stoppage in transit, replevin, repossession, and reclamation and other rights and remedies of an unpaid vendor, lienor or secured party, guaranties or other contracts of suretyship with respect to accounts receivable, deposits or other security for the obligation of any account debtor, and credit and other insurance, and (iv) all of the Debtor's right, title and interest in, to and in respect of all goods relating to, or which by sale have resulted in, accounts receivable, including, without limitation, all goods described in invoices or other documents or instruments with respect to, or otherwise representing or evidencing, any account receivable, and all returned, reclaimed or repossessed goods.

                      (b)  "Documents"   shall  mean  all  instruments,   files,
records, ledger sheets and documents covering or relating to any of the Collateral.

          (c) "Equipment" shall mean all of the Debtor's entire right, title and interest in and to machinery, equipment, vehicles, furniture and fixtures and all attachments, accessories and equipment now or hereafter owned or acquired in the Debtor's businesses or used in connection therewith, and all substitutions and replacements thereof, wherever located, whether now owned or hereafter acquired by the Debtor.

          (d) "General Intangibles" shall mean all of the Debtor's present and future general intangibles of every kind and description, including (without limitation) patents, patent applications, trade names and trademarks and the goodwill of the business symbolized thereby, and Federal, State and local tax refund claims of all kinds.


          (e) "Inventory" shall mean all of the Debtor's raw materials, work in process, finished goods and all other inventory (as such term is defined in the NYUCC), whether now owned or hereafter acquired, and all wrapping, packaging, advertising and shipping materials, and any documents relating thereto.

          (f) "Proceeds" shall mean any consideration received from the sale, exchange, lease or other disposition of any asset or property which constitutes Collateral, any other value received as a consequence of the possession of any Collateral and any payment received from any insurer or other person or entity as a result of the destruction, loss, theft or other involuntary conversion of whatever nature of any asset or property that constitutes Collateral, and shall include, without limitation, all cash and negotiable instruments received or held by the Agent and/or any lenders pursuant to any lockbox or similar arrangement relating to the payment of Accounts Receivable.

                     Schedule B to Landlord's Waiver and Consent between
                             __________________ (the "Landlord")
                                and GMAC Business Credit, LLC
                                      ("Secured Party"),
                        with respect to Foodarama Supermarkets, Inc.,
                             a New Jersey corporation ("Debtor")



                                [INSERT PROPERTY DESCRIPTION]

                                    EXHIBIT J

                    FORM OF NOTICE OF CONTINUATION/CONVERSION

                           ________________ ___, 200__

GMAC Business Credit, LLC, as Agent
630 Fifth Avenue
New York, New York 10011

                                            FOODARAMA SUPERMARKETS, INC.

Gentlemen:

        This notice of  continuation/conversion  is delivered to you pursuant to
Section 2.02(e) of the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, restated, modified and supplemented, the "Credit Agreement"), dated as of January __, 2000, among New Linden Price Rite, Inc., Foodarama Supermarkets, Inc., the Guarantors named therein, the Lenders named therein, and GMAC Business Credit, LLC, as agent for the Lenders. Unless otherwise defined herein or unless the context otherwise requires, terms used herein have the meanings provided in the Credit Agreement.

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

1065936.2/KME/214516/002  1/24/0

        Each of the Borrowers further certifies that there shall be sufficient remaining Term Loans and/or Capital Expenditure Loans, as the case may be, after giving effect to the continuation/conversion of the Loans specified above, to repay the next succeeding scheduled principal installment with respect to such Term Loans and/or Capital Expenditure Loans, as the case may be, without requiring an indemnity payment under Section 2.10B of the Credit Agreement.

        The Borrowers have caused this notice of continuation/conversion to be executed and delivered, and certification contained herein to be made, by their respective ______________________ this __ day of ______, ____.

                                                   NEW LINDEN PRICE RITE, INC.


                                                   By:_________________________
                                                      Name:
                                                      Title:


                                                   FOODARAMA SUPERMARKETS, INC.


                                                   By:__________________________
                                                      Name:
                                                      Title:

                                                                 SCHEDULE 2.01

                                   COMMITMENTS

GMAC Business Credit, LLC, as Agent:

        Revolving Commitment                              $11,363,636.36

        Term Commitment                                   $ 4,545,454.54

        Capital Expenditure Facility Commitment           $ 9,090,909.10
                                                          --------------

                                                   Total: $25,000,000.00


The Chase Manhattan Bank:

        Revolving Commitment                              $ 6,818,181.82

        Term Commitment                                   $ 2,727,272.73

        Capital Expenditure Facility Commitment           $ 5,454,545.45
                                                          --------------

                                                   Total: $15,000,000.00


Citizens Business Credit Company:

        Revolving Commitment                              $ 6,818,181.82

        Term Commitment                                   $ 2,727,272.73

        Capital Expenditure Facility Commitment           $ 5,454,545.45
                                                          --------------

                                                   Total: $15,000,000.00

1066484.1/DSS/214516/002  1/25/0

                                  SCHEDULE 2.02


                                   DOMESTIC LENDING OFFICES

                                  GMAC Business Credit, LLC
                              300 Galleria Officenter, Suite 110
                                  Southfield, Michigan 48034


                                   The Chase Manhattan Bank
                                  200 Jericho Quad. 1st Fl.
                                   Jericho, New York 11772


                               Citizens Business Credit Company
                                    Citizens Bank Building

                                       28 State Street
                                 Boston, Massachusetts 02109

1066484.1/DSS/214516/002  1/25/0

                                        SCHEDULE 2.03



                                  EURODOLLAR LENDING OFFICES

                                  GMAC Business Credit, LLC
                              300 Galleria Officenter, Suite 110
                                  Southfield, Michigan 48034


                                   The Chase Manhattan Bank
                                  200 Jericho Quad. 1st Fl.
                                   Jericho, New York 11772


                               Citizens Business Credit Company
                                    Citizens Bank Building

                                       28 State Street
                                 Boston, Massachusetts 02109

1066484.1/DSS/214516/002  1/25/0

Schedule 2.09 (d)
              Notes Receivable

                                                Balance 10/30/99

Valley Advisors (DBA Unclaimed                               26,865
Freight)

Brown's Super Stores                                         80,000

Good Sports USA                                               8,244

Joseph Troilo                                                 5,000

E.S.C.I.                                                     50,000

Joseph J. Saker                                             177,256
                                             ----------------------

Total                                                       347,364
                                             ----------------------

                              Schedule 3.03 - Original Mortgages

Neptune, NJ  (Term Loan)
Neptune, NJ (Revolving Loan)
Sayreville, NJ (Term Loan)
Sayreville, NJ (Revolving Loan)
Freehold,  NJ (supermarket)  (Term Loan)
Freehold,  NJ (supermarket)  (Revolving Loan)
Freehold,  NJ (liquor  store)  (Term Loan)
Freehold,  NJ (liquor  store) (Revolving  Loan)
Edison,  NJ (Old Post Road) (Term Loan)
Edison,  NJ (Old Post Road)  (Revolving Loan)
Edison,  NJ (Oak Tree Road) (Term Loan)
Edison,  NJ (Oak Tree Road) (Revolving Loan)
Middletown, NJ (Lease #1) (Term Loan)
Middletown, NJ (Lease #1) (Revolving Loan)
Middletown, NJ (Lease #2) (Term Loan)
Middletown, NJ (Lease #2) (Revolving  Loan)
Brick,  NJ (Term Loan)
Brick,  NJ (Revolving  Loan)
West  Long  Branch,  NJ (Term  Loan)
West  Long  Branch,  NJ  (Revolving  Loan)
Montgomery,  NJ (Term Loan)
Montgomery,  NJ (Revolving Loan)
Aberdeen,  NJ (Term Loan)
Aberdeen, NJ (Revolving Loan)

                Schedule 4.01
           Qualified Jurisdictions

Foodarama Supermarkets, Inc.                 New Jersey

ShopRite of Reading, Inc.                    Pennsylvania

New Linden Price Rite, Inc.                  New Jersey

ShopRite of Malverne, Inc.                   New York

Schedule 4.06 (a)  Litigation

1. Pennsauken Solid Waste management Authority, et al. v. Foodarama Supermarkets, Inc. This case involves environmental litigation regarding liability under the New Jersey "Spill Act" for cleanup up of the Pennsauken landfill. Foodarama is one of over 250 third-party defendants named in the third-party complaint named Quick-Way. Quick-Way is a waste hauler who allegedly took garbage from Foodarama stores in the 1970s and early 1980, and dumped this garbage at the Pennsauken landfill. The Spill Act is so broadly written that Foodarama is a proper potentially responsible party even though the garbage was properly disposed of at the landfill. The court had stayed the entire third party action by Quick-Way against Foodarama and all of the other third-party defendants. Recently in September, the court lifted the stay and the discovery phase of litigation has begun. Discovery will be managed by the court and liaison counsel for all third-party defendants as there are possibly 1,000 parties. The third-party defendants group is compiling a mutually satisfactory discovery plan. Meanwhile, the Company's counsel has reviewed possible insurance coverage claims. At this time no authorization to proceed with litigation against the insurers, which could be costly, has been given to counsel. Previously, such was delayed until we had some further direction from the court. Now that the stay is lifted counsel will provide a litigation plan to the company, and it is recommended that all insurance companies be notified again, and a second demand for coverage be made. The Company has investigated its relationship with Quick-Way to determine the dates during which Quick-Way hauled for Foodarama. To date, counsel has been advised that no records have been located. Quick-Way has been advised that it hauled for Foodarama in 1978, and possibly from that date through 1982. Going forward the defense should proceed with: (a) dispositive motions to obtain judgment in favor of Foodarama, if applicable; and (b) potential claims against the insurers that issued policies during the years is question. The court has appointed a liaison to communicate for all third-party defendants, including Foodarama, and has ordered the Company to pay $250 to the liaiso. It had been communicated in January 1998, to counsel that Quick-Way used at least one other landfill in New Jersey. Quick-Way also used the Kramer landfill and is involved in litigation regarding that site. Although the Company is not yet a party, Quick-Way had demanded $20,000 in settlement of its potential claim against the Company in U.S.A. v. Kramer v. Quick-Way v. Foodarama, et al, but not the Pennsauken case. This offer was communicated directly to the Company in late December, 1997, and was then sent to counsel. No counter offer has been made. Counsel and the third- party defendants group's liaison counsel had been investigating the settlement demand and attempting to negotiate a lower demand for settlement of all claims including Pennsauken. This investigation and negotiation, however, was not eventful and lead to no additional substantive discussions or settlement. Janet
S. Cole, Esq., attorney for Quick-Way, advised that Quick-Way would not settle all claims, including the Pennsauken matter, as to all third-party defendants such as Foodarama, and that the demand only applied to Helen Kramer. Quick- Way also advised it would be making summary judgment application in the Helen Kramer and Pennsauken matter; however, to date no such motion has been filed. If Quick-Way is successful, it would have no liability in the cases, and, therefore, Foodarama would have no liability unless brought in by another party

 Schedule 4.06 (a)  Litigation  page-2

2. Foodarama v. Oak Tree Road Associates, et al., Foodarama brought suit against its landlord, Oak Tree Road Associates and Eshel California Farms alleging violation of the covenant contained in Foodarama's lease which restricts landlord from leasing to another supermarket in the shopping center. On February 27, 1998, summary judgment was entered in favor of Eshel California Farms ("Eshel") dismissing the Company's Complaint. A motion for attorney's fees, and costs based upon a claim that the Company's Complaint was frivolous was filed by Eshel after the court granted summary judgment. The court initially denied the motion, however Eshel made a motion to the court for reconsideration. The court reversed its initial ruling, found the litigation to be frivolous, and awarded attorney's fees and costs to Eshel. That decision is now on appeal. Approximately $7,500 in attorney's fees and costs is being sought. Eshel has also filed a second separate suit against the Company alleging malicious prosecution, infliction of emotional distress, and interference with contract and business relations. This suit was served on or about June 17, 1998. The Company made a motion to have the case dismissed based upon the entire controversy doctrine and other defenses. That motion was denied by the court and discovery is continuing. The deposition and medical exam of the Plaintiff have taken place, and other discovery is continuing. In December, 1999 summary judgment was granted dismissing Plaintiff's claim for personal injuries.
Plaintiff's claim for damage to his business will be tried after appeal of judgment for attorneys costs is decided. Plaintiff will settle for $50,000. To date Foodarama has offered $15,000. Litigation with landlord, Oak Tree Associates has been settled.

3. DeMarco v. Foodarama Supermarkets, Inc., et al. On or about February 18,1999, John DeMarco, a former Foodarama Supermarket, Inc. employee, filed a Complaint and Summons with New Jersey Superior Court alleging that Foodarama Supermarkets, Inc. had unlawfully terminated his employment on account of his age. Foodarama was not served the Complaint and Summons until on or about April 2, 1998. On or about May 5, 1998 counsel filed, on behalf of Foodarama Supermarkets, Inc., a Motion to Dismiss De Marco's Complaint in lieu of an Answer. The Court denied the Motion to Dismiss, however, in dictum stated that unless DeMarco presented additional evidence, if a Motion for Summary Judgment should be filed such Motion would be granted. On or about June 22, 1998, counsel filed on behalf of Foodarama Supermarkets, Inc. an Answer denying De Marco's allegations. As part of the Answer we also set forth a number of Affirmative Defenses to DeMarco's action, including again noticing DeMarco that his action was a frivolous lawsuit in violation of the New Jersey Law. Counsel has also corresponded with DeMarco's attorney informing him of our position that we believe DeMarco's Complaint is frivolous and that our intent is to seek reimbursement of the costs of suit, and attorney fees as a result of his frivolous claim. Interrogatories and Demand for Production of Documents have been served and answered and DeMarco's deposition has been taken. On or about September 7, 1999, counsel filed on Foodarama's behalf a Motion for Summary Judgment with costs of suit and attorney fees. In response to Foodarama's Summary Judgment Motion, De Marco filed a Cross Motion to depose five of Foodarama's employees which are scheduled for January, 2000. Upon completion of these depositions, the Court will schedule the due dates for Foodarama to supplement its Summary Judgment Motion, DeMarco's response thereto and oral argument on the Summary Judgment Motion. On October 6, 1999 counsel filed with the Court Frivoous Litigation Motion on Foodarama's behalf. The Court will rule on this Motion after it decides Foodarama's Summary Judgment Motion. We are continuing vigorously to defend against the instant action and are unable to predict the outcome of this matter.

Schedule 4.06 (a)  Litigation  page-3

4. Foodarama Supermarkets, Inc. adv. RexGene of Sayreville, Inc. This matter was commenced by Foodarama Supermarkets, Inc. against RexGene of Sayreville, Inc. for possession of certain leased property located in Sayreville. Foodarama filed an action in the Special Civil Part-Tenancy Court to retake possession of the leased premises due to RexGene's repeated nonpayment of rent. Foodarama also filed an action in the Law Division to recover past rent amounts due and owing to it by Rex Gene. The tenancy matter was transferred from the Special Civil Part, Middlesex County, to the Law Division, Middlesex County, and consolidated with Foodarama's action to recover the outstanding rents. On or about June 28, 1998, the Court entered an order denying an application by RexGene to compel Foodarama's consent to an assignment of the lease for the Sayreville property to a third party, and granting possession of the leased property to Foodarama as a result of RexGene's repeated failures to pay rent and other breaches of the lease agreement between Foodarama and RexGene. On or about June 30, 1998, RexGene filed for bankruptcy. In or about August 1998, RexGene filed an appeal from the Court's Order dated June 28, 1998. Foodarama applied to Bankruptcy Court for relief from the automatic stay to gain poss- ession of the leased property. In October 1998, the Bankruptcy Court lifted the automatic stay and allowed Foodarama possession of the leased premises. Foodarama's claims for outstanding rent against RexGene remain pending as part of the Bankruptcy Court action. In connection with RexGene's appeal of the Court's Order dated June 28, 1998, the parties filed briefs with the Appellate Division. The matter was argued before the Appellate Division on December 7, 1999. Foodarama is awaiting a determination from the Appellate Division.

 5. 1163 R34 Associates, L.L.C. v. Foodarama Supermarkets, Inc., et al. On February 17, 1999, Foodarama Supermarkets, Inc. (the "Company") received preliminary and final major site plan approval with variances from the Aberdeen Township Planning Board (the "Planning Board"). This approval, which was memorialized on March 18, 1999, authorizes the Company to construct a 90,852 square foot supermarket and retail building at Lloyd Road, Route 34 and Reids Hills Road in Aberdeen. This building would replace the Company's existing Aberdeen supermarket. On April 30, 1999, 1163 R34 Associates, L.L.C. filed a Complaint in lieu of Prerogative Writs challenging the approval, naming both the Company and the Planning Board as defendants. Plaintiff identifies itself as a contract purchaser of a nearby lot. The complaint alleges that there is insufficient evidence in the record to support the grant of various variances and waivers as part of the approval. The complaint also alleges that the Planning Board's resolution fails to adequately explain the reasons for its decision. Plaintiff also argues that the fact that the existing buildings do not conform to the ordinance is irrelevant because the existing buildings will be removed as part of the development approved by the challenged Planning Board approval. Both the Company and the Planning Board have filed answers, and the Company is defending the case on the merits. In addition, the Company is defending the case on the merits. In addition, the Company has raised the defense that as a contract purchaser, plaintiff lacks standing to prosecute the lawsuit. A case such as this is typically reviewed by the Superior Court based on the record before the Planning Board. The plaintiff has arranged for a court reporting service to prepare a transcript of the tapes of the proceedings before the Planning Board, but that transcript is of poor quality. As a result, the pretrial conference was twice adjourned while the Planning Board Secretary prepared a transcript. The transcript, while far from perfect, appears adequate for judicial review and has been submitted to the court.

Schedule 4.06 (a)  Litigation  page-4

          6. Foodarama Supermarkets, Inc. ("Foodarama") is currently serving as a class representative in the following punitive class action lawsuits: (1) Foodarama Supermarkets, Inc., et al. v. American Insurance Company, et al., in the Court of Common Pleas for Philadelphia County, Pennsylvania (Civil Division) ("Pennsylvania Case"); (2) Foodarama Supermarkets, Inc. et al. v. Allianz Insurance Company, et al., in the Superior Court of New Jersey, Morris County (Law Division) ("New Jersey Case"); and (3) Burnham Services Corporation, et al. v. National Council on Compensation Insurance, Inc., et al., in the Supreme Court of the State of New York ("New York Case"). In each case, Foodarama seeks to represent a class of employers which were charged illegal fees as part of their premiums for workers' compensation insurance. Foodarama and other members of the class have alleged, among other causes of action, claims for breach of contract and fraud. Foodarama purchased workers' compensation insurance from members of the CIGNA group (n/k/a the ACE Group) of insurance companies, specifically, Insurance Company of North America, Atlantic Employers Insurance Company, and Pacific Employers Insurance Company (collectively "CIGNA"). In the Pennsylvania, New Jersey, and New York cases, CIGNA has filed an identical counterclaim for, among other causes of action, breach of contract. CIGNA alleges that if the policies of insurance it sold Foodarama are interpreted in the manner in which Foodarama alleges Foodarama will be indebted to CIGNA in the amount of at least $250,000.00. Foodarama denies any liability to CIGNA and intends to vigorously defend CIGNA's counterclaims. However, at this stage of litigation, it is not possible to determine whether an unfavorable outcome is probable or remote.

          Schedule  4.06 (b)  Compliance  With Laws

     The Company filed its Annual Report on Form 10-K for the year ended October 29, 1994 on February 14, 1995, one day late, pursuant to an extension filed on Form 12b-25. Said Report on Form 10-K contained unaudited financial statements.

Schedule 4.10
ERISA Representation Qualifications

Borrower is the sponsor of the following Pension Plans:

          -     Foodarama Supermarkets, Incorporated Pension Plan
          -     Foodarama Local 1360 Employees' Retirement Plan

Borrower contributes to the following Multiemployer Plans:

          - UFCW Local 1262 and Employers  Pension Fund (includes  Locals 1263 &
            1265)

          -     (Local 464 A Pension Fund)*

          -     (Local 465 Pension Fund)*


Borrower expects to affect a complete withdrawal from the Tri- State Pension Fund as a result of the sale of its two Pennsylvania stores in May 1995. The withdrawal liability is estimated to be $860,000 if the purchaser of the stores discontinues the business prior to May 2000.

The Foodarama Supermarkets, Incorporated Pension Plan has unfunded liability in the amount of approximately $631,368 as of 09/30/98.

The Foodarama Local 1360 Employees' Retirement Plan has no unfunded liability as of 12/31/98



* - We have no information regarding these plans.

                                     Schedule 4.14
                                     Bank Accounts

                                       FIRST UNION     BANK ONE        FREEHOLD
 Store #   Location        Desc.    ABA 021200025      ABA 071000013   SAVINGS &
                                       Foodarama        Heller         LOAN
                                       Agreements       Accounts

193   MARLBORO ........   Deposit    2014-1250-99919   55-82830

299   NEPTUNE .........   Deposit    2002-0061-96095   55-82849

466   BOUND BROOK .....   Deposit    2014-2161-05657   55-90396

506   EAST WINDSOR ....   Deposit    2014-1961-40305   55-90221

513   OAK TREE ROAD ...   Deposit    2002-0055-46086   55-82695

525   WOODBRIDGE ......   Deposit    2002-0055-45744   55-82709

552   PISCATAWAY ......   Deposit    2002-0055-46992   55-82717

553   SAYREVILLE ......   Deposit    2002-0055-47072   55-82725

573   EDISON ..........   Deposit    2002-0000-92072   55-82733

575   FRANKLIN PARK ...   Deposit    2002-0055-45825   55-82741

585   EAST BRUNSWICK ..   Deposit    2002-0055-45906   55-82768

602   LAKEWOOD ........   Deposit    2002-0068-24587   55-82857

603   ABERDEEN ........   Deposit    2002-0037-96265   55-82776

607   FREEHOLD ........   Deposit    2002-0043-94462   55-82865

617   MONTGOMERY ......   Deposit    2014-1250-99401   55-82784

623   WEST LONG BRANCH    Deposit    2002-0037-96346   55-82873

625   HAZLET ..........   Deposit    2002-0037-96427   55-82881

627   MIDDLETOWN ......   Deposit    2002-0043-94611   55-82903

629   BRIELLE .........   Deposit    2002-0055-48482   55-82911

637   BELMAR ..........   Deposit    2002-0043-94792   55-82938

641   BRICKTOWN .......   Deposit    2002-0037-96184   55-82946

470   BRANCHBURG ......   Deposit    2000-0029-18677

524   NORTH BRUNSWICK .   Deposit    2000-0029-18693

630   WALL ............   Deposit    2000-0029-18680

700   HAND CHECKS .....   Disbursement2014-1552-34304

700   PAYABLES ........   Disbursement94-28763

700   CONCENTRATION ...   Deposit    2002-0099-01902   55-82822

700   PAYROLL .........   Disbursement2014-1552-31909

700   OFFICE RECEIPTS .   Deposit     2014-1552-59541

712   BAKERY COMMISSARY   Deposit     2002-0037-96919

735   FREEHOLD LIQUORS    Deposit     2002-0061-66054   55-82792

      RARITAN             Tenant security deposit                    01-00-18556

Schedule 4.15
Subsidiaries

ShopRite of Reading, Inc.

New Linden Price Rite, Inc.

ShopRite of Malverne, Inc.

Schedule 4.16 (a-1)
Owned Real Property


1.      1930 East Elizabeth Avenue           Meat/Prepared Foods Commissary
        Linden, New Jersey 07036

2.      1931 Pennsylvania Avenue             Meat/Prepared Foods Commissary
        Linden, New Jersey 07036

3.      1911 Pennsylvania Avenue             Meat/Prepared Foods Commissary
        Linden, New Jersey 07036

4.      23 North  Park Avenue                Unpaved Parking Lot
        Linden, New Jersey 07036

Schedule 4.16 (a-2)
Leased Real Estate

Operating Locations

1.      1700 Madison Avenue, Lakewood, New Jersey 08701- Supermarket/KX

2.      South Street & Route 9, Freehold, New Jersey 07728- Supermarket

3.      South Street & Route 9, Freehold, New Jersey 07728- Liquor Store

4.      South Street & Route 9, Freehold, New Jersey 07728- Garden Center

5.      2200 Highway 66, Neptune, New Jersey 07753- Supermarket/KX- Liquor Store

6.      Routes 36 & 71, West Long Branch, New Jersey 07740- Supermarket

7.      629 Higgins Avenue, Brielle, New Jersey 08730- Supermarket

8.      Route 35, Belmar, New Jersey 07719- Supermarket

9.      Route 70 & Chambersbridge Road, Bricktown, New Jersey 08723- Supermarket

10.     1665 Oak Tree Road, Edison, New Jersey 08820- Supermarket/KX

11.     877 St. George Avenue, Woodbridge, New Jersey 07095- Supermarket

12.     14-22 Prospect Avenue, East Brunswick, New Jersey 08816- Supermarket

13.     Route 36, Hazlet, New Jersey 07730- Supermarket

14.     Route 35 & Harmony Road, Middletown, New Jersey 07740- Supermarket

15.     Route 130, East Windsor, New Jersey 08520- Supermarket

16.     Route 130, Hightstown, New Jersey 08520- Garden Center

17.     1306 Centennial Avenue, Piscataway, New Jersey 08854- Supermarket

18.     2909 Washington Road, Sayreville, New Jersey 08872- Supermarket

19.     Route 1 & Old Post Road, Edison, New Jersey 08817-Supermarket

20.     Route 27 & Veronica, Franklin Township, New Jersey 08873- Supermarket

21.     280 Highway 9, Morganville, NJ 07751-Supermarket/KX

22.     Lloyd Road & Route 34, Aberdeen, NJ 07747-Supermarket

23.     611 West Union Avenue, Bound Brook, NJ 08805- Supermarket/KX

24.     1325 Route 206 Skillman, New Jersey 08558- Supermarket

25.     Fairfield Industrial Park, Bldg 2, Route 33, Freehold, New Jersey 07728
        - Warehouse

26.     Fairfield Industrial Park, Bldg 3, Route 33, Freehold, New Jersey 07728
        - Warehouse

27.     Fairfield Industrial Park, Bldg 8, Route 33, Freehold, New Jersey 07728
        - Bakery Commissary

28.     Fairfield Industrial Park, Bldg 6, Route 33, Freehold, New Jersey 07728
        - Office

29.     3166 Route 22, Somerville, New Jersey 08876- Supermarket Under
        Construction

30.     2445 Highway 34, Manasquan, New Jersey 08736- Supermarket Under
        Construction

31. 2499 Route 1 South, North Brunswick, New Jersey 08902- Supermarket Under Construction








Schedule 4.16 (a-2)
Leased Real Estate
page-2


Non-Operating Locations

 1.     3500 5th Street, Reading, Pennsylvania,  19605- Sublet- Furniture Store
 2.     450 Old York Road, Warminster, Pennsylvania- Sublet- Distribution Center
 3.     Suffolk & Wheeler Avenue, Central Islip, New York- Sublet- Supermarket
 4.     Kennedy Blvd., Lakewood, New Jersey 08701- Warehouse
 5.     521 Raritan Street, Sayreville, New Jersey- Sublet- Supermarket
 6.     Route 34 & Route 537, Colts Neck, New Jersey- Ground Lease
 7.     Hempstead Pike, West Hempstead, NY 11552- Sublet- Supermarket
 8.     2450 Jerusalem Avenue,  North Bellmore, NY- Sublet- Supermarket
 9.     105-38 Rockaway Beach Boulevard, Rockaway Park, NY 11694- Sublet
        - Supermarket
10.     3926 Linden Street, Bethlehem, Pa 18017-Sold to Wakefern member
11.     2641 MacArthur Road, Whitehall, Pa 18052-Sold to Wakefern member


Does not include lease locations for which the Grantors have no responsibility.

Schedule 4.19
Environmental Law Compliance

Between 1976 and 1981, the Parent leased property located at Route 9 and Craig Road in Manalapan, New Jersey from Vornado/Two Guys. There were two under-ground storage tanks at the property, one owned and operated by Vornado/Two Guys and the other operated by the Parent. In 1979, there was a spill from one of the tanks. The Parent and Vornado/Two Guys promptly remedied the spill to the satisfaction of the New Jersey Department of Environmental Protection and the matter was closed.

Since 1987, the Parent has been a ground lease tenant at property located at Routes 34 and 537 in Colts Neck, New Jersey. The Parent has not developed the property and has never conducted any operations there. The property was formerly operated as an auto salvage yard.

There is a suit involving a claim made by Quick-Way, Inc. believed to be a solid waste disposal hauler for a third-party complaint against Foodarama as a generator of solid waste and allegations of liability for improper solid waste disposal at the Pennsauken Solid Waste Management Authority's facility.

Schedule 4.20
Material Agreements

1.      Trademark License Agreement with Wakefern Food Corporation

2.      Wakefern Food Corporate Stockholders' Agreement dated 8/20/87- amended
        2/20/92

3.      Union Contracts:

        Local 1360 - Clerks,  Hightstown-  02/21/99-02/23/02
        Local 464A - Meat, New   Jersey-   12/20/98-04/19/03
        Local 465  - Meat,   Commissary-   10/27/96-10/21/00
        Local 1262 - Clerks, New Jersey
        except  Hightstown-                04/13/97-04/14/01
        Local 1263    - Customer Service,
        New Jersey except Hightstown-      04/13/97-04/14/01
        Local 1265    - Bakery Commissary- 04/19/98-08/17/02

                                    Schedule 5.01(A)
                                Capital Expenditure Loans

Store # 630
Location: Wall*
*Note: items listed below are not subject to 45 day limitation as detailed in
        Section 5.01A (b)
  The 45 day limitation with respect to the items below commences upon the closing of the Second Amended and Restated Revolving Credit and Term Loan Agreement.

                                     Invoice     Billed

         Vendor            Invoice     Date      Amount             Description
         ------            -------     ----      ------             -----------

A & J Fixtures           CONTRACT                1,175,079
A & J Fixtures             816      07/01/99         4,415         evaporators
A & J Fixtures             899      09/20/99        23,472         evaporators
A & J Fixtures             811      06/16/99       216,315 compressor, penthouse
A & J Fixtures             812      06/17/99        30,954         penthouse
A & J Fixtures             815      07/01/99        41,918         condensers
A & J Fixtures             900      09/20/99         1,305         evaporators
A & J Fixtures           19002      12/13/99       670,654
Contract Balance                                   186,047
A & J Refrigeration      CONTRACT                  320,235
A & J Refrigeration      15042      10/04/99        28,035         refrigeration
A & J Refrigeration      14206      07/27/99        28,035         penthouse
A & J Refrigeration      13653      06/14/09        84,105         refrigeration
A & J Refrigeration      14720      09/02/99        56,070         refrigeration
A & J Refrigeration      15293      11/03/99        28,035         refrigeration
A & J Refrigeration       1006      12/21/99        28,035         refrigeration
A & J Refrigeration      15037      10/04/99        58,194         refrigeration
Contract Balance                                     9,726
Amigo Mobility Int.     569122      06/30/97         1,990       handi cap carts
Atlantic Food Bars       15342      02/16/99         6,600stainless steel pallet
                                                           protectors
Atlantic Food Bars       15291      12/30/98        12,600stainless steel corner
                                                          protectors
Atlantic Food Bars       15573      06/23/99        29,740olive, antipasto bar,
                                                          salad bar, soup kettle
CMP Refrigeration        CONTRACT                  194,130
CMP Refrigeration        24623      09/22/99        17,953coolers, walk-in boxes
CMP Refrigeration        24252      07/19/99       107,397coolers, walk-in boxes
CMP Refrigeration        25203      11/12/99        43,054coolers, walk-in boxes
CMP Refrigeration         2088      09/13/99        14,010 meat cases
Contract Balance                                    11,717
Engo                     68368      05/21/99           500          CRC desk
Exact Equipment           9035      02/12/98         4,250          scales
Resnick Supermarket
Equipment                 6871      07/16/99        10,250 bakery case, kettle,
                                                           patty machine, slicer
Royal Telephones of NJ    2067      12/09/99         3,661 feeder cables
Sign Art Graphics        29026      01/26/99        29,280 hand engraved signs
Sign Art Graphics        12186      03/31/99        29,280 hand engraved signs
Sign Art Graphics        12109      02/12/99         8,953 neon signs
Sun Coast                 1575      08/04/99         4,850 rebuilt patty machine
                                                           and stand
Sun Coast                  133      01/08/99        30,500automatic meat wrapper
Sun Coast               981814      11/06/98         1,495 handi cap cart
Sun Coast                  432      02/26/99         6,195 gas Henny penny
Sun Coast                  679      04/01/99         4,384 Bizerba slicer
Sun Coast                 2342      11/15/99        15,648 tenderizer,grinder,
                                                           foot switch,saw
Sun Coast                 2341      11/15/99        15,020 grinders
Vaporlux of America       5452      06/18/99         1,230 Vaporlux 4000
                                                           cleaning system
Total Requested                                  1,905,870

                                    Schedule 5.01(A)
                                Capital Expenditure Loans

page-2

Store # 470
Location: Branchburg*


          *Note: items listed below are not subject to 45 day limitation as detailed in Section 5.01A (b) The 45 day limitation with respect to the items below commences upon the closing of the Second Amended and Restated Revolving Credit and Term Loan Agreement.

                                     Invoice     Billed

         Vendor            Invoice     Date      Amount             Description
         ------            -------     ----      ------             -----------

A & J Fixtures           CONTRACT                1,240,825
A & J Fixtures           19000       12/09/99      179,825  cases
A & J Fixtures             962       11/18/99      561,375  cases
A & J Fixtures             857       08/18/99       47,764  condensers
A & J Fixtures             826       07/13/99      282,332  penthouse
A & J Fixtures             925       10/19/99       23,828  evaporator coils
A & J Fixtures             940       11/01/99       32,663 automatic ice machine
Contract Balance                                   113,040
A & J Refrigeration      CONTRACT                  438,925
A & J Refrigeration      14849       09/20/99       77,291  refrigeration
A & J Refrigeration      14397       08/18/99      115,937  refrigeration
A & J Refrigeration      15384       11/18/99       38,646  refrigeration
A & J Refrigeration       1007       12/21/99       38,646  refrigeration
A & J Refrigeration      15139       10/19/99       77,291  refrigeration
Contract Balance                                    91,115
Atlantic Food Bars       15574       06/23/99       29,740 olive, antipasto bar,
                                                          salad bar, soup kettle
CDW Computer Centers   AW91704       10/05/99        1,970 computer equipment
CDW Computer Centers   AW16486       10/07/99        1,020 computer equipment
Construction
Maintenance Plus          2086       09/13/99       15,762 meat case
Construction Maintenance CONTRACT                  257,666
Construction
Maintenance Plus         24622       09/22/99      116,370 walk-in coolers
Construction
Maintenance Plus         24893       10/13/99       54,450 walk-in coolers
Contract Balance                                    86,846
Engo                     CONTRACT                  727,949
Engo                     12842       11/12/99      326,751 racking
Engo                     12883       12/21/99      314,367 racking
Contract Balance                                    86,831
New & Used Bakery
Equipment                 5571       06/21/99        5,250 Cleveland
                                                   self-contained tilting kettle
Royal Telephones of NJ    2058       11/12/99        2,733 feeder cables
Sign Art Graphics        12347       02/09/99       29,280 hand carved signs
Sign Art Graphics                    01/26/99       29,280hand carved signs
Strategic Products
and Services             16486       11/29/99        7,732 front end equipment
Sun Coast                 1835       09/01/99        4,850 rebuilt patty machine
Sun Coast                 2380       11/01/99       11,598 proof box
Sun Coast                 2379       11/01/99       21,979 oven
Sun Coast                 2339       11/01/99       15,020 grinders
Sun Coast                 2340       11/01/99       15,648 tenderizer, grinder,
                                                           foot switch, saw
Sun Coast                 2599       12/03/99        4,042 microwave, table top
                                                          handwrap,cheese grater
TEC America             141417       09/28/99       65,270 scales
Tintman                   1209       11/16/99        7,077 shades
Vaporlux of America       5452       06/18/99        1,230 Vaporlux 4000
                                                           cleaning system
Wakefern                 21162       10/20/99         6462 printers with cable
Wakefern                 50444       10/11/99          450 APC 700 Rack mount
                                                           UPS for bay hubs

Total Requested                                  2,935,943

                                    Schedule 5.01(A)
                                Capital Expenditure Loans

page-3


          Store # 524 Location: North Brunswick* *Note: items listed below are not subject to 45 day limitation as detailed in Section 5.01A (b) With regard to any items purchase for the North Brunswick location, the 45 day limitation will commence upon installation.

                                    Invoice     Billed

         Vendor           Invoice     Date      Amount              Description
         ------           -------     ----      ------              -----------

Atlantic Food Bars           15572  06/23/99       29,740olive, antipasto bar,
                                                          salad bar, soup kettle
CMP Refrigeration             2085  09/13/99       15,762meat case
Engo Co.                     12523  05/21/99          500CRC desk
John Weldon                   9185  06/26/99        6,500Baker's Pride pizza
                                                          oven
New and Used Bakery Equipment 5571  06/21/99        5,250Cleveland
                                                   self-contained tilting kettle
Sign Art                            01/26/99       29,280hand carved signs
Sign Art                     12208  03/11/99       29,280hand carved signs
Sun Coast                      909  04/21/99       12,520rotisserie
Sun Coast                     1576  07/30/99        4,500rebuilt patty machine
Sun Coast                      312  02/18/99       30,500automatic meat wrapper
Sun Coast                      729  04/09/99        5,698hot food drop in
Vaporlux of America           5452  06/18/99        1,230Vaporlux 4000 cleaning
                                                          system


Total Requested                                    170,760

North Brunswick project construction delayed, equipment ordered may be held by vendor and paid for by Foodarama Supermarkets prior to installation at the premises.

Wall project previously delayed, certain equipment ordered and may be held by vendor and paid for by Foodarama Supermarkets prior to installation at the premises.

                  Schedule 5.02
        Closing Date Additional Mortgages

Wall Township
2445 Highway 34
Manasquan, NJ 08736

North Brunswick
2499 Route 1 South

North Brunswick, NJ 08902

Branchburg
3166 Route 22

Somerville, NJ 08876

Bound Brook
611 West Union Avenue
Bound Brook, NJ 08805

Piscataway
1306 Centennial Avenue
Piscataway, NJ 08854

Lakewood
1700 Madison Avenue Suite 21
Lakewood, NJ 08701

Schedule 6.07(a)
ERISA Covenant Qualifications


None.

            Schedule 6.17
         Collateral Locations

                                                   Landlord  Landlord  Leasehold

               Location                Address        Waiver   Consent  Mortgage

Marlboro Supermarket/KX    280 Highway 9
                           Morganville, NJ 07751          no        no      no

Neptune Supermarket/KX     2200 Highway 66                yes       yes     yes
                           Neptune, NJ 07753

Lakewood Supermarket/KX    1700 Madison Avenue Suite 21   In processyes     At
                           Lakewood, NJ 08701                            Closing

Aberdeen Supermarket       Lloyd Road & Route 34          yes       yes     yes
                           Aberdeen, NJ 07747

Freehold Supermarket       South Street & Route 9         yes       yes     yes
                           Freehold, NJ 07728

West Long Branch           Route 36 & Route 71            yes       yes     yes
Supermarket                West Long Branch, NJ 07740

Hazlet Supermarket         Route 36                       yes       no      no
                           Hazlet, NJ 07730

Middletown Supermarket     Route 35 & Harmony Road        Will execute
                           Middletown, NJ 07748            1/4/2000 yes     yes
                                                                        11/28/95
Brielle Supermarket        629 Higgins Avenue             no        no      no
                           Brielle, NJ 08730

Belmar Supermarket         Route 35                       no        no      no
                           Wall, NJ 07719

Bricktown Supermarket      Route 70 & Chambersbridge Road  (a)              yes
                           Brick, NJ 08723                               5/26/95

Bound Brook                611 West Union Avenue
Supermarket/Kx             Bound Brook, NJ 08805           (a)       (a)    no

East Windsor               Route 130
Supermarket/KX             East Windsor, NJ  08520        no        no      no

Oak Tree Road              1665 Oak Tree Road             yes       yes     yes
Supermarket/KX             Edison, NJ 08820

Woodbridge Supermarket     877 St. George Avenue
                           Woodbridge, NJ 07095            (a)      no      no

Piscataway Supermarket     1306 Centennial Avenue          (a)      yes     At
                           Piscataway, NJ 08854                          Closing

                            Schedule 6.17
                        Collateral Locations

page-2

        Location                  Address

Sayreville Supermarket       2909 Washington Road        yes       yes       yes
                             Parlin, NJ 08859                            3/6/95

Edison Supermarket           Route 1 & Old Post Road     no        yes       yes
                             Edison, NJ 08817                            3/10/95

Franklin Supermarket         Route 27 & Veronica Road    no        no        no
                             Franklin, NJ 08873

East Brunswick Supermarket   14-22 Prospect Avenue        (a)      no        no
                             East  Brunswick, NJ 08816

Montgomery Supermarket       1325 Highway 206            yes       yes       yes
                             Skillman, NJ 08558                          8/20/97

 Hightstown Garden Center    Route 130                   no        no        no
                             Hightstown, NJ 07095

Freehold Garden Center       South Street & Route 9      no        no        no
                             Freehold, NJ 07728

Freehold Liquor Store        South Street & Route 9      yes       yes       yes
                             Freehold, NJ 07728                          3/6/95

Neptune Liquor Store         2200 Highway 66         Part of Neptune Supermarket
                             Neptune, NJ 07753       lease.  No separate lease

Meat/Processed Foods         1930 Elizabeth Avenue         Owned by borrower.
Commissary                   Linden, NJ 07036

Bakery Commissary            Fairfield Industrial Park   no        no        no
                             Building 8
                             Freehold, NJ 07728

Branchburg Supermarket       3166)Route 22               Not yet   yes       At
(under construction)         Somerville, NJ 08876        returned        Closing

Wall Supermarket             2445 Highway 34             no         (b)   no (b)
(under construction)         Manasquan, NJ 08736

Corporate Office             Fairfield Industrial Park
                             922 Highway 33              no        no        no
                             Freehold, NJ 07728

Warehouse                    Route 9 & Kennedy Boulevar  no        no        no
                             Lakewood, NJ 08701


Warehouse                    339 Fairfield Road          no        no        no
                                      Howell, NJ


 (a) : Sent to Landlord for execution.

 (b) :  Landlord approved; sent to Landlords' lender.

Schedule 7.01
Existing Liens

Expires

October 2000*                       GE Capital (formerly MetLife Capital)
                      Specific Equipment as Listed in UCC Financing Statements Filed

                      Aberdeen, New Jersey
                      Lakewood, New Jersey
                      Freehold, New Jersey
                      West Long Branch, New Jersey
                      Bricktown, New Jersey
                      Corporate Office, New Jersey


July 2000*                   GE Capital (formerly MetLife Capital)
                      Specific Equipment as Listed in UCC Financing Statements Filed

                      Oak Tree Road, New Jersey
                      Woodbridge, New Jersey
                      Hightstown, New Jersey
                      Franklin , New Jersey
                      East Brunswick, New Jersey
                      Hazlet, New Jersey
                      Brielle, New Jersey


February 2000                       Finova

                      Specific Equipment as Listed in UCC Financing Statements Filed

                      Sayreville, New Jersey
                      Piscataway, New Jersey
                      Neptune, New Jersey

November 2004         GE  Capital  (formerly  MetLife  Capital)  Equipment
                      financing for the new stores Specific Equipment as Listed in UCC Financing Statements Filed

                      Marlboro, New Jersey
                      Montgomery, New Jersey

September 2000                      Wakefern (Valley National)
                      Specific Equipment as Listed in UCC Financing Statements Filed

                      Oak Tree Road, New Jersey
                      Edison, New Jersey

April 2005            Pitney Bowes Capital Services
                      Specific Equipment as Listed in UCC Financing Statements
                      Filed

                      East Windsor, New Jersey

October 2004                 CIT
                      Specific Equipment as Listed in UCC Financing Statements Filed

                      Bound Brook, New Jersey

March 2002                   IBM (Wakefern)
                      Specific Equipment as Listed in UCC Financing Statements Filed

                      All  21 stores

* NOTE: This equipment was replaced, per Wakefern GE Capital has allowed this and the payments to be made in accordance with the original agreement until completed.

 Schedule 7.03
Existing Indebtedness

                                                                    Balance

                                                                     10/30/99

Wakefern Food Corporation (Investment)                              1,954,286

Pitney Bowes Credit Corporation                                     2,449,444

GE Capital (formerly Met Life Capital)                                121,630

Capitalized Real Property Leases                                   35,519,677

Finova                                                                408,194

   Wakefern (Valley National)                                         139,971

GE Capital (formerly Met Life Capital)*                             4,202,172

CIT                                                                 3,333,333

IBM RS6000 Lease                                                      433,015
                                                             ----------------
                                                                   48,561,722

                                                             ----------------


*Total loan comprised of the following balances:

Marlboro            2,100,704
Montgomery          2,101,467


Contingent Liabilities

Assigned Leases Calculated Per Annum                               1,582,580
Tri-State Pension                                                    860,000


                                                                   2,442,580

                                                             ----------------

Schedule 7.05
Assets Held For Sale

None.

Schedule 7.06
Permitted Investments As Of 10/30/99


          1. Wakefern Food Corporation- 12.27% of outstanding Capital Stock - owned by Parent
          2. Insure-Rite,  Ltd.- Mutual Captive  Offshore  Insurance Company
             -  approximately  13% owned by Parent
          3. * CIGNA- deposits held by CIGNA for Worker's Compensation Policies
             - $2,201,000
          4. State of Israel Bonds- $195,000
          5. WFC-1 Realty Corporation- $1,300- approximately 13% owned by Parent

*Received $1,426,597 on December 22, 1999.

Schedule A
Certain Subsidiaries

None.

Schedule B
Certain Intellectual Property

The parent and the Borrowers have no trademarks, trademark rights, trade names, trade name rights, copyrights, patents ,patent rights and licenses except for a trademark license agreement with Wakefern Food Corporation for the right to use the ShopRite name.

The following trademarks are common law marks
1. Caribbean Hardwood Grill
2. World Class Kitchens
3. Kosher Experience

Schedule C
New/Replacement Store Projects

                             Square   Capital     New Store/    Maximum Capital
                             Feet    Expenditure  Replacement   Expenditure Loan

Wall Township                63,734   $4,600,000    Replacement    $4,000,000
2445 Highway 34
Manasquan, NJ 08736

North Brunswick              66,246   $5,000,000    Replacement    $4,000,000
2499 Route 1 South
North Brunswick, NJ 08902

Branchburg                   67,000   $5,195,000    New Location  $4,000,000
3166 Route 22
Somerville, NJ 08876

Bricktown                    75,000   $6,000,000    Replacement   $4,000,000

Woodbridge                   85,000   $6,000,000    Replacement   $4,000,000

Aberdeen                     86,500   $5,600,000    Replacement   $4,000,000

Middletown                   77,000   $6,000,000    Replacement   $4,000,000

Total                                 $38,395,000                $20,000,000 *

                *Capped at Total
                  Capital Expenditure
                  Facility Commitment