Form 10-Q
period 2000-01-29
FOODARAMA SUPERMARKETS INC
filed 2000-03-09
CIK 37914

UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION


                                      Washington D.C.  20549

                                        FORM 10-Q

                    Quarterly report pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                    For the Quarterly period ended January 29, 2000

                         Commission file number 1-5745-1

                                 FOODARAMA SUPERMARKETS, INC.
                    -----------------------------------------
                 (Exact name of Registrant as specified in its charter)

                     New Jersey                           21-0717108
                 -------------------------------        ------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)         identification No.)

                        922 Highway 33, Freehold, N.J. 07728
                     ---------------------------------------
                   (Address of principal executive offices)

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

                                                   Yes   X       No
                                                       ------

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
            CLASS                                    March 3,2000
         ------------                               -------------

         Common Stock                               1,117,290 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

          PART I.   FINANCIAL INFORMATION

               Item 1.          Financial Statements

                                Unaudited Consolidated Balance Sheets
                                January 29, 2000 and October 30, 1999

                                Unaudited Consolidated  Statements of
                                Operations  for  the  thirteen  weeks
                                ended  January  29,  2000 and January
                                30, 1999

                                Unaudited Consolidated  Statements of
                                Cash  Flows  for the  thirteen  weeks
                                ended  January  29,  2000 and January
                                30, 1999

                                Notes to the Consolidated Financial Statements

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    PART II.  OTHER INFORMATION

                    Item 6.                Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)
                                                   January 29,      October 30,
                                                      2000              1999
                                                   (Unaudited)           (1)

ASSETS

Current assets:
 Cash and cash equivalents                           $ 7,082        $ 4,094
 Merchandise inventories                              40,314         38,113
 Receivables and other current assets                  4,276          4,496
 Related party receivables - Wakefern                  4,416          8,000
 Related party receivables - other                        22             25
                                                    --------        -------

                                                     56,110          54,728
                                                   --------         -------

Property and equipment:
 Land                                                   308             308
 Buildings and improvements                           1,220           1,220
 Leasehold improvements                              34,979          35,032
 Equipment                                           81,747          80,991
 Property under capital leases                       38,218          38,218
 Construction in progress                             8,672           2,481
                                                   --------         -------

                                                    165,144         158,250
 Less accumulated depreciation and
 amortization                                        78,919          76,227
                                                    -------         -------

                                                     86,225          82,023
                                                    -------         -------

Other assets:
 Investments in related parties                      11,053          10,992
 Intangibles                                          3,751           3,839
 Other                                                2,685           2,872
 Related party receivables - Wakefern                 1,592           1,555
 Related party receivables - other                      172             177
                                                     -------        -------
                                                     19,253          19,435
                                                    -------         -------

                                                   $161,588        $156,186
                                                   ========        ========

                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999. See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands except share data)
                                              January 29,       October 30,
                                                2000                1999
                                              (Unaudited)           (1)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,254          $   2,605
 Current portion of long-term debt,
  related party                                     523                503
 Current portion of obligations under
  capital leases                                    505                492
 Current income taxes payable                       181                457
 Deferred income tax liability                    1,541              1,541
 Accounts payable:
  Related party-Wakefern                         36,109             29,699
  Others                                          9,443              7,115
 Accrued expenses                                10,197              9,809
                                              ---------          ---------

                                                 62,753             52,221
                                              ----------         ---------

Long-term debt                                   17,379             23,126
Long-term debt, related party                     1,365              1,450
Obligations under capital leases                 34,896             35,028
Deferred income taxes                             2,546              2,732
Other long-term liabilities                       6,725              6,589
                                              ----------         ---------

                                                 62,911             68,925
                                              ----------         ---------

Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,767
  shares; outstanding 1,117,290 shares            1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               38,580             37,696
                                              ----------         ---------

                                                 42,553             41,669
 Less 504,477 shares held

  in treasury, at cost                            6,629              6,629
                                              ----------         ---------

                                                 35,924             35,040
                                              ----------         ---------

                                              $ 161,588          $ 156,186
                                              ==========         =========
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999.

See accompanying notes to consolidated financial statements.
                                                         4

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations - Unaudited

(in thousands - except share data)

                                                         13 Weeks Ended

                                                      January 29,   January 30,

                                                        2000           1999
                                                    -------------  --------

Sales                                                 $ 216,222    $ 203,607

Cost of merchandise sold                                160,907      150,730
                                                      ----------   ---------

Gross profit                                             55,315       52,877

Operating, general and

 administrative expenses                                 52,546       50,719
                                                      -----------  ---------

Income from operations                                    2,769        2,158
                                                      -----------  ---------

Other (expense) income:
  Interest expense                                       (1,374)      (1,396)
  Interest income                                            78           53
                                                      -----------  ---------

                                                         (1,296)      (1,343)

Earnings before income tax provision                      1,473          815

Income tax provision                                       (589)        (280)
                                                      ----------   ----------

Net income                                          $       884    $     535
                                                      ===========   ---------

Per share information:

Net income per common share, basic
 and diluted                                        $      .79    $     .48
                                                     ==========   =========

Weighted average number of common
  shares outstanding                                 1,117,290    1,117,290
                                                     ==========   =========

Dividends per common share                              -0-           -0-
                                                     ==========   =======



See accompanying notes to consolidated financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - Unaudited
                                                (in thousands)
                                                   13 Weeks Ended
                                            January 29,    January 30,
                                               2000            1999
                                          ---------------  --------
Cash flows from operating activities:

  Net income                                     $     884   $   535
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     2,692     2,713
    Amortization, intangibles                           88       181
    Amortization, deferred financing costs              71       136
    Amortization, deferred rent escalation              21    (  172)
    Deferred income taxes                          (   186)       84
    (Increase) decrease in
      Merchandise inventories                      ( 2,201)   (2,249)
      Receivables and other current assets             220    (  445)
      Prepaid income taxes                               -        81
      Other assets                                   1,046        34
      Related party receivables-Wakefern             3,547     2,911
    Increase (decrease) in
      Accounts payable                               8,738     1,732
      Income taxes payable                         (   276)
      Other liabilities                                503       764
                                                 ----------  -------
                                                    15,147     6,305

Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                  (   756)    (1,945)
  Cash paid for construction in progress          ( 6,191)         -
  Decrease in related party
   receivables-other                                    8         32
                                                 ----------  -------
                                                  ( 6,939)    (1,913)
                                                 ----------  --------
Cash flows from financing activities:

  Proceeds from issuance of debt                   11,400         -
  Principal payments under long-term debt         (15,498)    (3,374)
  Principal payments under capital
   lease obligations                              (   119)    (  125)
  Principal payments under long-term
   debt, related party                            (   126)    (   69)
  Deferred financing costs                        (   877)         -
                                                 ---------   -------

                                                  ( 5,220)    (3,568)
                                                  --------   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS             2,988        824

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,094      3,905
                                                 ---------   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  7,082    $ 4,729
                                                 ========-   =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Financial Statements as of or for the period ending January 29, 2000, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1999 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1999.

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

The Amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note from $20,000,000 to $25,000,000, subject to the borrowing base limitation of 65% (previously 60%) of eligible inventory; (b) increases the Term Loan facility by $9,500,000; (c) eliminates the Stock Redemption Loan ($1,020,000) and the Expansion Loan ($1,175,000) which were part of the Credit Agreement; (d) extends the term of the Amended Credit Agreement to December 31, 2004; (e) provides for repayment of the Term Loan in quarterly installments of $500,000 each, commencing April 1, 2000 and ending on December 31, 2004; (f) provides for the payment of interest only on the outstanding balance of the Capex Facility, and an unused facility fee of .50% for the first two years of the term of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004; (g) provides for three additional financial covenants;
(h) amends certain definitions; (i) increases the interest rate on the Revolving Note by .25% to the Base Rate (defined below) plus .50%; (j) changes the Term Loan to a floating rate loan at the Base Rate plus .75%; (k) provides for the Capex Facility to be a floating rate loan at the Base Rate plus .75%; and (l) provides for certain additional borrowing limitations over the term of the Amended Credit Agreement. Other terms and conditions of the Credit Agreement previously reported on by the Company have not been modified. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company may elect to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility.

As of January 29, 2000 the Company owed $10,000,000 on the Term Loan and had not borrowed any funds under the Capex Facility.

The Company's compliance with the major financial covenants under the Amended Credit Agreement was as follows as of January 29, 2000:

                          Amended                   Actual

Financial                 Credit                   (As defined in the
Covenant                  Agreement                Amended Credit Agreement)
---------                 ---------                -------------------------

Adjusted EBITDA          Greater than $13,000,000    $ 16,891,000
Leverage Ratio           Less than 3.0 to 1.00       1.39 to 1.00
Debit Service Coverage
 Ratio                   Greater than 1.10 to 1.00   1.55 to 1.00
Adjusted Capex           Less than $6,750,000  (1)   $    756,000 (2)
Store Project Capex      Less than $14,800,000 (1)   $  6,191,000 (2)

(1) Represents limitations on capital expenditures for fiscal 2000. Adjusted Capex is all Capex other than New/Replacement Store Project Capex.
(2) Represents capital expenditures for the quarter ended January 29, 2000.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Amended Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

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

Working Capital

At January 29, 2000, the Company had a working capital deficiency of $6,643,000 compared to working capital of $2,507,000 at October 30, 1999 and a working capital deficiency of $4,775,000 at January 30, 1999.

The decline in working capital from October 30, 1999 was primarily due to the collection of $4,537,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long-term borrowings and the increase in accounts payable of $8,738,000 which relates primarily to inventory, capital expenditures and pre-opening costs for the new Branchburg and Wall Township, New Jersey stores, which, when paid, will increase the Revolving Note. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

              January 29, 2000    .89 to 1.0
              October 30, 1999   1.05 to 1.0
              January 30, 1999    .92 to 1.0


Cash flows (in millions) were as follows:

                                 Thirteen Weeks Ended

                           1/29/00                 1/30/99

Operating activities...    $15.1                   $ 6.3
Investing activities...     (6.9)                   (1.9)
Financing activities...     (5.2)                   (3.6)
                           ------                   -----

       Totals              $ 3.0                   $ 0.8
                           ======                  =====

The Company had $18,189,000 of available credit, at January 29, 2000, under its revolving credit facility. On January 7, 2000 the Company completed the renegotiation of the terms and conditions of the Credit Agreement. The Amended Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2000 and 2001.

For the 13 weeks ended January 29, 2000 depreciation was $2,692,000 while capital expenditures totaled $756,000, compared to $2,713,000 and $1,945,000 respectively in the prior year period.

Results                   of  Operations   (13  weeks  ended  January  29,  2000
                          compared to 13 weeks ended January 30, 1999)

Sales:

Sales for the current period totaled $216.2 million as compared to $203.6 million in the prior year period. Same store sales from the twenty one stores in operation in both periods increased 6.2%. This increase is attributable, in part, to increased sales in stores opened or expanded in the last four years.

Gross Profit:

Gross profit as a percent of sales decreased to 25.6% of sales compared to 26.0% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.4 million in both the current and prior year periods. Gross profit as a percentage of sales declined primarily as a result of decreased patronage dividends as a percentage of sales and the completion of Wakefern incentive programs for the new locations opened in fiscal 1998, partially offset by reduced Wakefern assessment as a percentage of sales.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.3% versus 24.9% in the prior year period. The decrease in operating, general and administrative expenses as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense decreased .44%, labor and related fringe benefits decreased
 .10%, occupancy decreased .14% and depreciation decreased .08%. These decreases were partially offset by an increase in pre-opening costs of .17%. Pre-opening costs were for the new Branchburg, New Jersey store opened in February 2000.

Interest Expense:

Interest expense decreased to $1,374,000 from $1,396,000, while interest income was $78,000 compared to $53,000 for the prior period. The decrease in interest expense for the current year period was due to a decrease in average outstanding debt, including capitalized lease obligations, since January 30, 1999 partially offset by an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in the current year period compared to a rate of 34% in the prior year period based on the expected effective tax rates.

Net Income:

Net income was $884,000 in the current year period compared to $535,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $5,641,000 as compared to $5,016,000 in the prior year period. Net income per common share, both basic and diluted, was $.79 in the current period compared to $.48 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

                                     PART II

                                OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K
                                  (a) Exhibits:

                     Exhibit (27) - Financial Data Schedule

            Exhibit (99)- Restatement of Foodarama Supermarkets, Inc.
                  Supplemental Executive Retirement Plan-dated
                              as of January 1, 1998

      (b) No reports on Form 8-K were required to be filed for the 13 weeks ended January 29, 2000

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOODARAMA SUPERMARKETS, INC.
                                                ----------------------------

                                                        (Registrant)


Date:  March 9, 2000                            /S/    MICHAEL SHAPIRO
                                                ----------------------
                                                        (Signature)
                                                Michael Shapiro
                                                Senior Vice President
                                                Chief Financial Officer

Date:  March 9, 2000                            /S/   THOMAS H. FLYNN
                                                ---------------------
                                                       (Signature)
                                               Thomas H. Flynn
                                               Principal Accounting Officer

                                          - - oOo - -



                                   EXHIBIT 99




                                 FOODARAMA SUPERMARKETS, INC.
                            SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN




                                          - - oOo - -


                              Restatement Date: January 1, 1998

                                       Table of Contents

Section                             Title                                 Page

Article I                       Name, Effective Date and Purpose         1

Article II                                           Definitions         2

Article III                        Eligibility and Participation         6

Article IV                             Determination of Benefits         7

Article V                                          Distributions        10

Article VI                         Pre-Retirement Death Benefits        11

Article VII                           Administration of the Plan        12

Article VIII                           Amendment and Termination        15

Article IX                                         Miscellaneous        16

Appendix A                                                              20

Appendix B                                                              21

                                           Article I
                               Name, Effective Date and Purpose

Section 1.01 -- Name

            The name of the Plan is "Foodarama Supermarkets, Inc.
Supplemental Executive Retirement Plan," hereinafter referred to as the "Plan".

Section 1.02 -- Effective Date

            The effective date of the Plan is January 17, 1989 and restated effective January 1, 1998. Section 1.03 -- Purpose

            The purpose of the Plan is to provide a select group of management employees the incentive to remain in employment until age sixty-five (65) by providing additional benefit security to the employee through the provision of supplemental retirement benefits, supplemental pre-retirement death benefits, and supplemental disability benefits.

                                          Article II
                                          Definitions

Section 2.01 -- Actuarial Equivalent

            For Participants and beneficiaries shall be determined using the 1983 Group Annuity Mortality Table blended fifty percent (50%) males and fifty percent (50%) females, assuming a rate of investment return of eight percent (8%) compounded annually. Section 2.02 -- Beneficiary

            Shall mean the individual designated by the Participant to receive any Pre-retirement Death Benefits or to be a contingent beneficiary for Retirement Benefits under the Plan. Section 2.03 -- Board

            Shall mean the Board of Directors of the Employer.
Section 2.04-- Cause

            Shall mean that the Participant has engaged in any act of willful misconduct during the course of his employment with the Employer in the reasonable determination of the Committee, including, but not limited to, having: (a) Committed an intentional act of fraud, embezzlement, or theft in connection with Participant's duties or in the course of his employment with Employer;

Caused intentional wrongful damage to property of Employer in the course of his employment with Employer; or Engaged in any gross misconduct in the course of his employment with Employer.

            (Provided , that with respect to any of the acts described in the preceding subparagraphs (a) through (c), such act shall have been materially harmful to Employer). For purposes of this Plan, an act or omission on the part of the Participant shall be deemed "intentional" if it was not due primarily to an error in judgement or negligence and was done by a Participant not in good faith and without reasonable belief that the act or omission was in the best interests of Employer. Section 2.05 -- Change of Control

            Shall mean the purchase or acquisition by any person, entity or group of persons, within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934 ("Act"), or any comparable successor provisions, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Act) of more than 50% of the outstanding shares of common stock or the combined voting power of Employer's then outstanding voting securities entitled to vote generally, in or at the election of the directors or the approval by the stockholders of the Employer of a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of Employer immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Employer's then outstanding securities, or a liquidation or dissolution of Employer or of the sale of all or substantially all of Employer's assets. Section 2.06 -- Code

            Shall mean the Internal Revenue Code of 1986 as amended from time to time.

Section 2.07-- Committee

            Shall mean the Committee established under the provisions of Article VII.

Section 2.08 -- Disabled

            Shall mean a physical or mental condition which renders the Participant incapable of continuing his usual and customary duties with the Employer and can be expected to result in death or be of a long, continued and indefinite duration. Disability shall be determined in the sole discretion of the Committee. Section 2.09 -- Employee

            Shall mean any full-time person who is employed by the Employer.
Section 2.10-- Employer
------------   --------
            Shall mean Foodarama Supermarkets, Inc.
Section 2.11 -- 401(k) Plan

            Shall mean the Foodarama Supermarkets, Inc. 401(k) Savings Plan.
Section 2.12 -- Final Average Earnings

            Shall mean the Participant's five (5) year average annual W-2 pay in addition to elected deferrals under the 401(k) Plan during any sixty (60) consecutive months prior to his retirement which produce the highest average.
Section 2.13 -- Late Retirement Date

            Shall mean the first day of any month following Normal Retirement Date.

Section 2.14 -- Normal Retirement Date

            Shall mean the first day of the calendar month coincident or next following the Participant's Normal Retirement Age.

Section 2.15 -- Normal Retirement Age

            Shall mean the attainment of age sixty-five (65).

Section 2.16 -- Participant

            Shall mean any Employee who has completed five (5) or more years of employment with the Employer and has been designated as participating in the Plan by the Board or their designee and who has a benefit that is payable under this Plan.
Section 2.17 -- Participation Agreement

            Shall mean the Agreement under which the Employer designates the Participant's annual retirement income as a percentage of compensation and the Participant designates his beneficiary.
Section 2.18-- Pension Plan

            Shall mean the Foodarama Supermarkets, Inc. Pension Plan.
Section 2.19 -- Plan

            Shall mean the Foodarama Supermarkets, Inc. Supplemental Executive
            Retirement Plan as set forth herein.
Section     2.20 -- Plan Administrator

            Shall mean the Committee under the Plan.

Section 2.21 -- Plan Year

            Shall mean a year which commences on the first date of January and ends on the last day of December.

Section 2.22-- Vested

            Shall mean that portion of the Participant's benefit which is non-forfeitable.

                                         Article III
                                 Eligibility and Participation

Section     3.01 -- Eligibility
             An Employee of the Employer who:

            (a) is a member  of a  select  group  of  management  or is a highly compensated  Employee;  and
            (b) is  specifically   designated  and notified by the Committee
                of his eligibility to join the Plan

shall become a Participant in the Plan as of the first day of the Plan Year in which notification occurs subject to meeting the requirements of Section 3.02 of the Plan.

Section 3.02-- Notification

            The Committee shall notify in writing each Employee whom it has determined is eligible to join the Plan. Upon completion of a Participation Agreement by the Employee, the Employee's name shall be added to Appendix A as a Participant of the Plan.

                                          Article IV
                                   Determination of Benefits

Section 4.01 -- Amount of Supplemental Retirement Benefit

     The amount of benefit that a Participant is entitled to when he retires on his Normal or Late Retirement date shall be equal to a - (b + c + d) plus (e) where: (a) Annual benefit percentage from the Participant's Participation Agreement times the Participant's Final Average Earnings; (b) Annual benefit from the Pension Plan payable in the form of a one hundred and twenty (120) month certain and life annuity.

     (c)Annual Employer provided benefit from the 401(k) plan. The annual Employer provided benefit from the 401(k) Plan shall be the Participant's account balance attributable to the Employer profit sharing and matching contributions converted to a one hundred and twenty (120) month certain and life annuity in accordance with Appendix B. In determining the Employer matching contributions, for purposes of this Plan it is assumed the Employee elects to defer an amount sufficient to receive the maximum Employer matching contribution defined by the 401(k) Plan; and The annual benefit derived from the Participant's Social Security, plus:

               In addition to the monthly benefit  determined  under (a) through
(d) the Participant will have a medical spending account available to continue medical benefit coverage with the Company or to be used for reimbursement of reasonable and customary expenses for medical, dental, pharmaceutical, or optical expenses. Reimbursement requires submission of receipts of amounts paid. The amount of the account will accrue on a monthly basis equal to fifty percent (50%) of the cost of maintaining benefit coverage based on the programs of benefits provided by the Company for its active full-time salaried employees. The account will be set up each year on a calendar year for expenses incurred during the calendar year. Any unused account balance will be set to zero at year-end and will not carry over to the next year. All reimbursement requests must be submitted by April 30 following the close of the calendar year the expense was incurred to be eligible for reimbursement. Section 4.02 -- Disability Benefits

     Should  the  Participant  become  Disabled  prior to  attainment  of Normal
Retirement Age, the Participant shall be entitled to receive an immediate Disability Benefit based on Final Average Earnings at the date the Participant became Disabled. The Disability Benefit shall be the annual benefit percentage determined pursuant to the Participant's Participation Agreement times his Final Average Earnings offset by payments from any Employer plan of long-term disability and Social Security payments. Upon the attainment of Normal Retirement Age, the Participant's annual benefit shall be calculated pursuant to
Section 4.01 of the Plan utilizing Final Average Earnings at the time the Participant became disabled.

Section 4.03 -- Vesting

            A Participant shall vest in his benefit upon the attainment of the earlier of becoming Disabled, in the event of death, Change of Control, or upon attaining Normal Retirement Age. Any Participant who has terminated employment prior to these events will not be vested and therefore have no rights to benefits under this Plan. Section 4.04 -- Loss of Benefits

            A Participant shall forfeit any and all benefits, including those Vested under the Plan if:

            (a) The  Participant  is  terminated  for Cause.

            (b) The Participant uses trade secrets in competition with the Employer. In the event the Employer determines that a Participant has used or is using trade secrets or other confidential, secret or proprietary information of the Employer to compete with the Employer, the Employer shall discontinue all benefit payments to or on behalf of the Participant effective thirty (30) days after the Employer gives the Participant written notice of its determination. Such notice shall be sent registered mail, return receipt requested, and shall provide the manner in which the Participant may respond to the Employer's determination. If, within one (1) year of the date of such notice, the Employer in its sole discretion determines that the Participant has ceased to so use such information and that future use of such information is not likely to cause substantial detriment to the Employer, the Employer, in its sole discretion, may resume benefit payments, but any discontinued or missed payments shall be forfeited.

                                          Article V
                                         Distributions

Section 5.01 -- Payment of Benefits

            A Participant shall be entitled to receive a distribution of his benefit following termination of employment on the first day of the month coincident with or following:
            (a) Determination of entitlement for disability benefits

            In the event of the Participant's death
            The later of the Participant's

            Normal Retirement Date; or
            Late Retirement Date

Section 5.02 -- Form of Distribution

            The Participant shall receive his benefit in the form of a life annuity with one hundred and twenty (120) monthly payments guaranteed. Should the Participant die prior to receiving one hundred and twenty (120) monthly payments, the unpaid installments shall be paid to the Participant's Beneficiary. If there is no designated Beneficiary, the unpaid installments shall be paid to the Participant's estate in a lump sum using Actuarial Equivalencies for lump sum payments.

                                          Article VI
                                Pre-Retirement Death Benefits

Section 6.01 -- Pre-Retirement Death Benefit

            If the Participant dies prior to commencement of benefits in the Plan, then the Participant's Beneficiary shall be entitled to a pre-retirement death benefit. The amount of benefit that the Beneficiary is entitled to upon the death of the Participant shall be equal to fifty percent (50%) of the benefit payable under Section 4.01 that the Participant would have received if the Participant had retired on the day immediately before his death. For purposes of calculating the pre-retirement death benefit, the offsets in (b),
(c) and (d) in Section 4.01 shall be calculated at the time of the Participant's death. The Participant's Beneficiary shall continue to receive the benefit provided in Section 4.01(e) for a period not to exceed one hundred and twenty
(120) months from the date benefit  payments  commence  from this plan.  Section
6.02 -- Form and Commencement of Benefit

            The Pre-Retirement  Death Benefit shall commence on the first day of the month following the Participant's death. The Pre-Retirement Death Benefit shall be payable in one hundred and twenty (120) monthly installments. Should the Participant's Beneficiary die prior to receiving the one hundred and twenty
(120) monthly installments, the unpaid installments shall be paid to a designated contingent Beneficiary. If there is no designated contingent Beneficiary, the unpaid installments shall be paid to the Beneficiary's estate in a lump sum using the Actuarial Equivalencies for lump sum payments.

                                          Article VII
                                  Administration of the Plan

Section 7.01 -- Appointment of the Committee

            The day-to-day administration of the Plan, as provided herein, including the supervision of the payment of all benefits to retired Participants and their Beneficiaries, shall be vested in and be the responsibility of the Committee which shall be the Benefits Committee of the Employer.

Section 7.02 -- Conduct of Committee Business

            The Committee shall conduct its business and hold meetings as determined by it from time to time. A majority of the Committee shall have the power to act, and the concurrence of any member may be by telephone, telegram or letter. The Committee may delegate any one of its members to carry out specific duties and to sign appropriate forms and authorizations. In carrying out its duties, the Committee may, from time to time, employ an administrative organization and agents and may delegate to them ministerial and limited discretionary duties as it sees fit, and may consult with counsel, who may be counsel to the Employer.

Section 7.03 -- Committee Officers,  Subcommittees, and Agents

            The Committee shall elect from its members a Chairman and shall appoint such subcommittees as it shall deem necessary and appropriate, and may authorize one (1) or more of its members or any agent to execute or deliver any instrument on its behalf and do any and all other things necessary and proper in the administration of the Plan.

Section 7.04 -- Expenses of the Committee and Plan Costs

            The expenses of administering the Plan, including the printing of literature and forms related thereto, the disbursement of benefits thereunder, and the compensation of administrative organizations, agents, actuary, or counsel shall be paid by the Employer.

Section7.05 -- Records of the Committee

            The Committee shall keep a record of all its proceedings, which shall be open to inspection by the Employer.

Section 7.06-- Committee's Right to Administer and Interpret the Plan

            The Committee shall have the absolute power, discretion, and authority to administer and interpret the Plan and to adopt such rules and regulations as in the opinion of the Committee are necessary or advisable to implement, administer, and interpret the Plan, or to transact its business. Such rules and regulations as adopted by the Committee shall be binding upon any persons having an interest in or under the Plan.

Section  7.07 --  Claims Procedure

            A claim for benefits under the Plan must be made to the Committee in writing. The Committee shall provide adequate notice in writing to any Participant, or Beneficiary whose claim for benefits under the Plan has been denied, setting forth the specific reasons for such denial, written in a manner calculated to be understood by the Participant, or Beneficiary. If a claim is denied, in whole or in part, the Committee shall send the claimant a notice explaining the reasons for claim denial. A claimant whose claim has been denied, or his authorized representative, may request a review of the denial, but such a request must be in writing, and must be submitted to the Committee within sixty
(60) days after the claimant's receipt of the notice of denial. The review of a claim which has been denied shall be made by the Committee within sixty (60) days of the receipt of the request for review, unless the Committee determines that special circumstances require additional time, in which case a decision shall be rendered not later than one hundred twenty (120) days after receipt of the request for review. The decision on the review shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, and specific reference to the pertinent Plan provisions on which the decision is based. The Committee shall have the absolute authority and discretion to adjudicate claims under this section.

Section 7.08 -- Responsibility and Authority of the Committee

            The responsibilities and authority of the Committee shall not exceed the limitations of this Article VII. The Committee shall direct the Employer, an insurance company, or the trustees of a rabbi trust to make payments to Participants or Beneficiaries as provided under the Plan.

Section  7.09 -- Indemnity of the Committee

            The Employer shall indemnify and hold harmless the members of the Committee against any and all claims, loss, damage, expense or liability arising from any action or failure to act with respect to this Plan, except as limited by law.

                                         Article VIII
                                   Amendment and Termination

Section 8.01 -- Amendment

            The Employer reserves the right to amend the Plan at any time. However, no amendment shall reduce the Participant's right to the benefits defined by their Participation Agreement upon becoming vested as of the amendment date. Any such amendment shall be made pursuant to a resolution of the Board.

Section 8.02 -- Termination

            The Employer through actions of its Board reserves the right to terminate the Plan at any time. If the Board has elected to permanently cease the Plan, the Plan shall be considered a frozen Plan and a distribution shall not be made to a Participant until the occurrence of an event described in
Section 5.01 of the Plan. If the Pension Plan is terminated, no additional Participation Agreement shall become part of this Plan. The Plan shall be treated as a frozen plan unless the Board elects to terminate the Plan. If the Plan is terminated for whatever reason, the Participant's benefit shall be paid in a lump sum ninety (90) days after the termination of the Plan. The lump sum shall be the Actuarial Equivalent of the Participant's Supplemental Retirement Benefit under the Plan as of the Plan's termination date.

                                          Article IX
                                         Miscellaneous

Section 9.01 -- Unsecured Creditor

            Participants and their Beneficiaries, heirs and successors under this Plan shall have solely those rights of an unsecured creditor of the Employer. Any and all assets of the Employer shall not be deemed to be held in trust for any Participant, their Beneficiaries, heirs and successors, nor shall any assets be considered security for the performance of obligations of the Employer and said assets shall at all times remain unpledged, unrestricted general assets of the Employer. The Employer's obligation under the Plan shall be an unsecured and unfunded promise to pay benefits at a future date.

Section 9.02 -- Unfunded Plan

            This Plan is an unfunded plan maintained to provide retirement benefits for a select group of management and highly compensated employees. Any Participant's benefit under the Plan is maintained for recordkeeping purposes only and is not to be construed as funded. Notwithstanding the unfunded status of the Plan, the Employer may establish a grantor trust pursuant to Section 677 of the Code to hold assets under the Plan.

Section 9.03 -- Non-Assignability

            The Participant and their Beneficiaries, heirs and successors shall not have any right to commute, sell, pledge, assign, transfer or otherwise convey the right to receive any payment under this Plan. The right to any payment of benefits shall be non-assignable and non-transferable. Such right to payment shall not be subject to legal process or levy of any kind.

Section 9.04 -- Not A Contract of Employment

            The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant. Moreover, nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discipline or discharge him at any time.

Section  9.05 -- Successor Organizations

            The Employer agrees that it will not merge or consolidate with any other corporation or organization, or permit its business activities to be taken over by any other organization, unless and until the succeeding or continuing organization or corporation assumes the rights and obligations under this Plan. If the successor organization refuses to accept the rights and obligations of this Plan, all benefits will vest and the Plan shall terminate prior to the consolidation, merger or business takeover. Benefits shall be calculated and distributed pursuant to Section 8.02 of the Plan.

Section 9.06 -- Governing Law

            Subject to the provisions of the Employer Retirement Income Security Act of 1974 and to the extent superseded by Federal law, the Plan shall be construed, administered and enforced under the laws of the State of New Jersey.

Section 9.07-- Binding Agreement

            This Plan shall be binding on the parties hereto, their heirs, executors, administrators, and successors in interest.

Section 9.08 -- Invalidity of Certain Provisions

            If any provision of this Plan is held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof and this Plan shall be construed and enforced as if such provision had not been included.

Section 9.09 -- Masculine, Feminine, Singular and Plural

            The masculine shall include the feminine and the singular shall include the plural and the plural the singular wherever the person or entity or context shall plainly so require.

Section 9.10--  Withholding Taxes

            The Committee shall make any appropriate arrangements to deduct from all amounts paid under the Plan any taxes required to be withheld by any government or governmental agency.

Section 9.11 -- Incapacity

            In the event that any Participant is unable to care for his affairs because of illness or accident, any payment due may be paid to the Participant's spouse, parent, brother, sister or other person deemed by the Committee to have incurred expenses for the care of such Participant, unless a duly qualified guardian or other legal representative has been appointed.

Section  9.12 -- Number of Counterparts

            This Plan may be executed in any number of counterparts, each of which when duly executed by the Employer shall be deemed to be an original, but all of which shall together constitute but one instrument, which may be evidenced by any counterpart.

            IN WITNESS WHEREOF, This Plan has been adopted this ______________ day of _____________________, 1998.

Attest:                                     FOODARAMA SUPERMARKETS, INC.



By:  _________________________              By:_________________________________


                                                      ----------------------
                                                              Title

                                          APPENDIX A

                                      PLAN PARTICIPANTS

                                          APPENDIX B

                     DEFINED CONTRIBUTION PLAN ANNUITY CONVERSION FACTORS

       Age               Factor               Age               Factor

        45                6.83%                61                8.33%
        46                6.89%                62                8.48%
        47                6.95%                63                8.63%
        48                7.02%                64                8.79%
        49                7.09%                65                8.96%
        50                7.16%                66                9.14%
        51                7.24%                67                9.32%
        52                7.32%                68                9.51%
        53                7.41%                69                9.70%
        54                7.50%                70                8.89%
        55                7.60%                71               10.09%
        56                7.71%                72               10.30%
        57                7.82%                73               10.50%
        58                7.94%                74               10.70%
        59                8.06%                75               10.90%
        60                8.19%


Basis:  1983 Group Annuity Mortality Table (50% male)
          Interest = 6%

To convert the balance of employer-provided 401(k) matching and profit sharing contributions to an annual annuity, payable for the participant's life with 120 payments guaranteed, multiply the balance by these factors. The Supplemental Executive Retirement Plan benefit must be offset by this annuity.

For example, for each $1,000 in the balance at age 65, reduce the annual Supplemental Executive Retirement Plan benefit by $89.60.