Form 10-Q
period 2000-04-29
FOODARAMA SUPERMARKETS INC
filed 2000-06-08
CIK 37914

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                                      Washington D.C.  20549

                               FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly period ended April 29, 2000

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

                        Telephone #732-462-4700
                      -------------------------
              (Registrant's telephone number, including area code)

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

                                                    OUTSTANDING AT
       CLASS                                         June 2, 2000
    ------------                                    -------------

    Common Stock                                    1,117,290 shares
    $1 par value

                          FOODARAMA SUPERMARKETS, INC.

          PART I.   FINANCIAL INFORMATION

             Item 1.          Financial Statements

                              Unaudited Consolidated Condensed Balance Sheets April 29, 2000 and October 30, 1999

                              Unaudited    Consolidated   Condensed
                              Statements  of  Operations   for  the
                              thirteen  weeks  ended April 29, 2000
                              and May 1, 1999

                              Unaudited    Consolidated   Condensed
                              Statements  of  Operations   for  the
                              twenty six weeks ended April 29, 2000
                              and May 1, 1999

                              Unaudited    Consolidated   Condensed
                              Statements  of  Cash  Flows  for  the
                              twenty six weeks ended April 29, 2000
                              and May 1, 1999

                              Notes to the Consolidated Condensed Financial Statements

             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    PART II.  OTHER INFORMATION

                          Item 6.          Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward- looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands)
                                                   April 29,         October 30,
                                                     2000               1999
                                                  (Unaudited)            (1)

ASSETS

Current assets:
 Cash and cash equivalents                          $  5,307           $  4,094
 Merchandise inventories                              42,237             38,113
 Receivables and other current assets                  4,387              4,496
 Related party receivables - Wakefern                  4,938              8,000
 Related party receivables - other                        13                 25
                                                    --------           --------

                                                      56,882             54,728
                                                   ---------           --------

Property and equipment:
 Land                                                    308                308
 Buildings and improvements                            1,220              1,220
 Leaseholds and leasehold improvements                35,986             35,032
 Equipment                                            91,948             80,991
 Property under capital leases                        59,909             38,218
 Construction in progress                                835              2,481
                                                   ---------           --------

                                                     190,206            158,250
 Less accumulated depreciation and
 amortization                                         81,721             76,227
                                                   ---------           --------

                                                     108,485             82,023
                                                   ---------           --------

Other assets:
 Investments in related parties                       11,656             10,992
 Intangibles                                           3,663              3,839
 Other                                                 3,045              2,872
 Related party receivables - Wakefern                  1,644              1,555
 Related party receivables - other                       177                177
                                                    --------           --------
                                                      20,185             19,435
                                                    --------           --------

                                                   $ 185,552           $156,186
                                                   =========           ========

                                                                    (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(in thousands except share data)
                                               April 29,         October 30,
                                                 2000               1999
                                               (Unaudited)           (1)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,103          $   2,605
 Current portion of long-term debt,
  related party                                     566                503
 Current portion of obligations under
  capital leases                                    646                492
 Current income taxes payable                       469                457
 Deferred income tax liability                    1,541              1,541
 Accounts payable:
  Related party-Wakefern                         32,855             29,699
  Others                                          9,319              7,115
 Accrued expenses                                11,141              9,809
                                              ---------          ---------

                                                 60,640             52,221
                                              ---------          ---------

Long-term debt                                   21,394             23,126
Long-term debt, related party                     1,736              1,450
Obligations under capital leases                 56,196             35,028
Deferred income taxes                             2,399              2,732
Other long-term liabilities                       6,828              6,589
                                              ----------         ---------

                                                 88,553             68,925
                                              ----------         ---------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   Outstanding 1,117,290 shares                   1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               39,015             37,696
                                              ----------         ---------

                                                 42,988             41,669
 Less 504,477 shares held in treasury,
 at cost                                          6,629              6,629
                                              ----------         ---------
                                                 36,359             35,040
                                              ----------         ---------

                                              $ 185,552          $ 156,186
                                              ==========         =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                        13 Weeks Ended

                                                     April 29,        May 1,
                                                        2000           1999
                                                    ----------     --------

Sales                                               $ 217,209      $ 195,420

Cost of merchandise sold                              160,123        143,696
                                                   -----------     ---------

Gross profit                                           57,086         51,724

Operating, general and

 administrative expenses                               54,823         49,835
                                                   ------------    ---------

Income from operations                                  2,263          1,889
                                                   ------------    ---------

Other (expense) income:
    Interest expense                                   (1,604)        (1,420)
    Interest income                                        67             98
                                                   ------------      -------
                                                       (1,537)        (1,322)
                                                   ------------      -------
Earnings before income tax provision                      726            567

Income tax provision                                    ( 291)         ( 190)
                                                   -----------      ---------


Net income                                         $      435       $    377
                                                   ===========       ========

Per share information:

Net income per common share,
  basic and diluted                                $      .39       $    .34
                                                   ===========     =========

Weighted average number of common
  shares outstanding                                1,117,290      1,117,290
                                                   ===========     =========
Dividends per common share                              -0-            -0-
                                                   ===========     =========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                         26 Weeks Ended

                                                    April 29,       May 1,
                                                      2000           1999
                                                    ----------     --------

Sales                                               $ 433,431      $ 399,027

Cost of merchandise sold                              321,030        294,426
                                                   -----------     ---------

Gross profit                                          112,401        104,601

Operating, general and

 administrative expenses                              107,369        100,554
                                                   ------------    ---------

Income from operations                                  5,032          4,047
                                                   ------------    ---------

Other (expense) income:
    Interest expense                                   (2,978)        (2,816)
    Interest income                                       145            151
                                                   ------------     --------
                                                       (2,833)        (2,665)
                                                   ------------     --------
Earnings before income tax provision                    2,199          1,382

Income tax provision                                    ( 880)         ( 470)
                                                   -----------      ---------

Net income                                         $    1,319       $    912
                                                   ===========      ========

Per share information:

Net income per common share,
  basic and diluted                                $     1.18       $    .82
                                                   ===========     =========

Weighted average number of common
  shares outstanding                                1,117,290      1,117,290
                                                   ===========     =========
Dividends per common share                              -0-            -0-
                                                   ===========     =========


See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)

                                                  26 Weeks Ended

                                                  April 29,    May 1,
                                                   2000         1999
                                                ----------------------

Cash flows from operating activities:
  Net income                                    $   1,319    $    912
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                    5,494       5,463
    Amortization, intangibles                         176         362
    Amortization, deferred financing costs            124         212
    Amortization, deferred rent escalation             42      (  131)
    Deferred income taxes                          (  333)        126
    (Increase) decrease in
      Merchandise inventories                      (4,124)     (1,507)
      Receivables and other current assets            109      (  620)
      Prepaid income taxes                              -         115
      Other assets                                    634      (  682)
      Related party receivables-Wakefern            2,973       2,330
    Increase (decrease) in

      Accounts payable                              5,360      (1,531)
      Income taxes payable                             12           -
      Other liabilities                             1,529       1,037
                                                 ---------   --------
                                                   13,315       6,086
                                                 ---------   --------
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                  ( 9,908)     (3,311)
  Cash paid for construction in progress          (   410)          -
  Decrease in related party receivables-other          12          63
                                                 ----------  ---------
                                                  (10,306)     (3,248)
                                                 ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                   16,421       1,663
  Principal payments under long-term debt         (16,655)     (3,996)
  Principal payments under capital
   lease obligations                              (   369)     (  235)
  Principal payments under long-term
   debt, related party                            (   315)     (  195)
  Deferred financing costs                        (   878)          -
                                                 ---------   ---------
                                                   (1,796)     (2,763)
                                                 ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS           1,213          75

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,094       3,905
                                                 ---------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  5,307    $  3,980
                                                 =========   ========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of or for the period ended April 29, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1999 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1999.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company was a party to a Loan Agreement (the "Credit Agreement") with one financial institution which would have terminated on February 15, 2000. On January 7, 2000 the Credit Agreement was assigned to a lending group and amended and restated (the "Amended Credit Agreement"). The Amended Credit Agreement is secured by substantially all of the Company's assets and provides for a total commitment of up to $55,000,000 including a revolving credit facility ("the Revolving Note") of up to $25,000,000, a term loan (the "Term Loan") of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Amended Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

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

As of April 29, 2000 the Company owed $9,500,000 on the Term Loan and $6,421,000 under the Capex Facility.

The Company's compliance with the major financial covenants under the Amended Credit Agreement was as follows as of April 29, 2000:

                        Amended                   Actual
Financial               Credit                   (As defined in the
Covenant                Agreement                Amended Credit Agreement)

Adjusted EBITDA          Greater than $13,000,000    $ 16,940,000
Leverage Ratio           Less than 3.0 to 1.00       1.64 to 1.00
Debit Service Coverage
Ratio                    Greater than 1.10 to 1.00   1.41 to 1.00
Adjusted Capex           Less than $6,750,000  (1)   $  2,462,000 (2)
Store Project Capex      Less than $14,800,000 (1)   $  7,856,000 (2)

(1) Represents limitations on capital expenditures for fiscal 2000. Adjusted Capex is all capital expenditures other than New/Replacement
       Store Project Capex.
(2)    Represents capital expenditures for the 26 weeks ended April 29, 2000.

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

Working Capital

At April 29,2000, the Company had a working capital deficiency of $3,758,000 compared to working capital of $2,507,000 at October 30, 1999 and a deficiency of $10,312,000 at May 1, 1999.

The decline in working capital from October 30, 1999 was primarily due to the collection of $3,062,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long-term borrowings and the net increase of $2,568,000 in accounts payable over the increase in inventory which relates primarily to operating expenses and capital expenditures for the new Branchburg and Wall Township, New Jersey stores, which when paid, will increase the Revolving Note. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

April 29, 2000        .94 to 1.0
October 30, 1999     1.05 to 1.0
May 1, 1999           .84 to 1.0


Cash flows (in millions) were as follows:

                               Twenty Six Weeks Ended

                          4/29/00                 5/01/99

Operating activities...    $13.3                   $ 6.1
Investing activities...    (10.3)                   (3.2)
Financing activities...    ( 1.8)                   (2.8)
                           ------                  ------
       Totals              $ 1.2                   $ 0.1
                           ======                  ======

The Company had $21,200,000 of available credit, at April 29, 2000, under its revolving credit facility. On January 7, 2000 the Company completed the renegotiation of the terms and conditions of the Credit Agreement. The Amended Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2000 and 2001. For the twenty six weeks ended April 29, 2000 depreciation was $5,494,000 while capital expenditures totaled $9,908,000, compared to $5,463,000 and $3,838,000 respectively in the prior year period.

Results of Operations (13 weeks ended April 29, 2000 compared to 13 weeks ended May 1, 1999)

Sales:

Same store sales from the twenty stores in operation in both periods increased 3.4%. Sales for the current period totaled $217.2 million as compared to $195.4 million in the prior year period.

Sales for the current quarter included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales decreased to 26.3% of sales compared to 26.5% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.4 million in the current period compared to $1.3 million in the prior year period. Gross profit as a percentage of sales declined primarily as a result of decreased patronage dividends as a percentage of sales, promotional programs for the new locations opened in the current year period and the completion of Wakefern incentive programs for the new locations opened in fiscal 1998, partially offset by reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 25.2% versus 25.5% in the prior year period. The decrease in operating, general and administrative expenses as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, occupancy decreased .27%, depreciation decreased .12%, administration decreased
 .11%, insurance decreased .06% and other income increased .12%. These decreases were partially offset by increases in labor and related fringe benefits of .21% and pre-opening costs of .24%. Pre-opening costs were for the new Branchburg and Wall Township stores opened in February and April 2000, respectively.

Interest Expense:

Interest expense increased to $1,604,000 from $1,420,000, while interest income was $67,000 compared to $98,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in the current year period compared to a rate of 34% in the prior year period based on the expected effective tax rates.

Net Income:

Net income was $435,000 in the current year period compared to $377,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $5,227,000 as compared to $4,937,000 in the prior year period. Net income per common share, both basic and diluted, was $.39 in the current period compared to $.34 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

Results of Operations   (26 weeks ended April 29, 2000 compared to 26 weeks
ended May 1, 1999)

Sales:

Same store sales from the twenty stores in operation in both periods increased 4.9%. Sales for the current twenty six week period totaled $433.4 million as compared to $399.0 million in the prior year period. Sales for the current twenty six week period included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales decreased to 25.9% of sales compared to 26.2% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.8 million in the current period compared to $2.7 million in the prior year period. Gross profit as a percentage of sales declined primarily as a result of decreased patronage dividends as a percentage of sales, promotional programs for the new locations opened in the current year period and the completion of Wakefern incentive programs for the new locations opened in fiscal 1998, partially offset by reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.8% versus 25.2% in the prior year period. The decrease in operating, general and administrative expenses as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense decreased .26%, occupancy decreased .18%, depreciation decreased
 .11% and other income increased .08%. These decreases were partially offset by increases in labor and related fringe benefits of .06% and pre-opening costs of
 .20%. Pre-opening costs were for the new Branchburg and Wall Township stores opened in February and April 2000, respectively.

Interest Expense:

Interest expense increased to $2,978,000 from $2,816,000, while interest income was $145,000 compared to $151,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in the current year period compared to a rate of 34% in the prior year period based on the expected effective tax rates.

Net Income:

Net income was $1,319,000 in the current year period compared to $912,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,868,000 as compared to $9,953,000 in the prior year period. Net income per common share, both basic and diluted, was $1.18 in the current period compared to $.82 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

                                     PART II

                               OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                      Exhibit (27) - Financial Data Schedule.



                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended April 29, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FOODARAMA SUPERMARKETS, INC.

                                                        (Registrant)

Date:   June 8, 2000                             /S/    MICHAEL SHAPIRO
                                                 ----------------------
                                                        (Signature)
                                                 Michael Shapiro
                                                 Senior Vice President
                                                 Chief Financial Officer

Date:   June 8, 2000                             /S/   THOMAS H. FLYNN
                                                 ---------------------
                                                        (Signature)
                                                 Thomas H. Flynn
                                                 Principal Accounting Officer