Form 10-Q
period 2000-07-29
FOODARAMA SUPERMARKETS INC
filed 2000-09-12
CIK 37914

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549

                                    FORM 10-Q

                    Quarterly report pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                      For the Quarterly period ended July 29, 2000

                          Commission    file    number    1-5745-1
                          FOODARAMA SUPERMARKETS, INC.
                (Exact name of Registrant as specified in its charter)

              New Jersey                                21-0717108
          -------------------------------             -----------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              identification No.)

                        922 Highway 33, Freehold, N.J. 07728
                     -----------------------------------------
                      (Address of principal executive offices)

                             Telephone #732-462-4700
                           ---------------------------
                 (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes   X      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                         OUTSTANDING AT
            CLASS                                        September 8, 2000
         -------------                                   -----------------

         Common Stock                                    1,117,290 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

       PART I.   FINANCIAL INFORMATION

                Item 1. Financial Statements

                          Unaudited Consolidated Condensed Balance Sheets July 29, 2000 and October 30, 1999

                          Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended
                          July 29, 2000 and July 31, 1999

                          Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended July 29, 2000 and July 31, 1999

                          Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended July 29, 2000 and July 31, 1999

                          Notes to the Unaudited Consolidated
                          Condensed Financial Statements

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                    July 29,         October 30,
                                                       2000              1999
                                                  (Unaudited)             (1)
ASSETS

Current assets:
 Cash and cash equivalents                         $   7,602           $  4,094
 Merchandise inventories                              41,642             38,113
 Receivables and other current assets                  4,589              4,496
 Related party receivables - Wakefern                  6,198              8,000
 Related party receivables - other                        12                 25
                                                   ---------            -------
                                                      60,043             54,728
                                                   ---------            -------
Property and equipment:
 Land                                                    308                308
 Buildings and improvements                            1,220              1,220
 Leaseholds and leasehold improvements                36,412             35,032
 Equipment                                            93,643             80,991
 Property under capital leases                        59,909             38,218
 Construction in progress                              1,350              2,481
                                                     -------            -------
                                                     192,842            158,250
 Less accumulated depreciation and
 amortization                                         84,685             76,227
                                                     -------            -------
                                                     108,157             82,023
                                                     -------            -------

Other assets:
 Investments in related parties                      11,656              10,992
 Intangibles                                          3,575               3,839
 Other                                                3,369               2,872
 Related party receivables - Wakefern                 1,692               1,555
 Related party receivables - other                      185                 177
                                                      -----              ------
                                                     20,477              19,435
                                                    -------             -------
                                                  $ 188,677            $156,186
                                                    -------             -------
                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands - except share data)
                                             July 29,        October 30,
                                               2000              1999
                                           (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,054          $   2,605
 Current portion of long-term debt,
  related party                                     582                503
 Current portion of obligations under
  capital leases                                    633                492
 Current income taxes payable                       920                457
 Deferred income tax liability                    1,541              1,541
 Accounts payable:
  Related party - Wakefern                       34,247             29,699
  Others                                          9,765              7,115
 Accrued expenses                                12,437              9,809
                                              ----------         ----------

                                                 64,179             52,221
                                              ----------         ----------


Long-term debt                                   21,123             23,126
Long-term debt, related party                     1,587              1,450
Obligations under capital leases                 56,031             35,028
Deferred income taxes                             2,041              2,732
Other long-term liabilities                       6,921              6,589
                                              ----------         ----------

                                                 87,703             68,925
                                              ----------         ----------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   Outstanding 1,117,290 shares                   1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               39,451             37,696
                                              ---------          ----------

                                                 43,424             41,669
 Less 504,477 shares held in treasury,
 at cost                                          6,629              6,629
                                              ----------         ----------

                                                 36,795             35,040
                                              ----------         ----------

                                              $ 188,677          $ 156,186
                                              ==========         ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 1999.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                            13 Weeks Ended

                                                      July 29,     July 31,
                                                      2000         1999

Sales                                               $  228,475   $   203,243

Cost of merchandise sold                               169,015       150,475
                                                      --------      --------
Gross profit                                            59,460        52,768

Operating, general and
 administrative expenses                                56,506        50,839
                                                      --------      ---------
Income from operations                                   2,954         1,929
                                                      --------      ---------
Other (expense) income:
           Interest expense                             (1,958)       (1,366)
           Interest income                                  63            74
                                                      ---------     ---------
                                                        (1,895)       (1,292)
                                                      ---------     ---------
Earnings before income tax provision                     1,059           637

Income tax provision                                     ( 423)        ( 216)
                                                      ---------     ----------

Net income                                         $       636     $     421
                                                    ============    ==========

Per share information:

Net income per common share, basic and
  diluted                                          $       .57     $     .38
                                                   ============    ===========

Weighted average number of common
  shares outstanding                                 1,117,290     1,117,290
                                                   ===========================
Dividends per common share                              -0-            -0-
                                                   ============   ===========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                          39 Weeks Ended

                                                     July 29,       July 31,
                                                      2000           1999
                                                   ----------      ---------

Sales                                               $ 661,906       $ 602,270

Cost of merchandise sold                              490,378         444,901
                                                      -------       ---------

Gross profit                                          171,528         157,369

Operating, general and
 administrative expenses                              163,875         151,393
                                                      -------       ----------
Income from operations                                  7,653           5,976
                                                      -------       ----------
Other (expense) income:
         Interest expense                              (4,936)         (4,182)
         Interest income                                  208             225
                                                      --------      ----------

                                                      (4,728)         (3,957)
                                                      --------      ----------
Earnings before income tax provision                   2,925           2,019

Income tax provision                                  (1,170)         (  686)
                                                      -------         --------

Net income                                         $   1,755       $   1,333
                                                   ==========      ===========

Per share information:

Net income per common share, basic and
  diluted                                          $   1.57        $   1.19
                                                   ==========      ==========

Weighted average number of common
  shares outstanding                               1,117,290       1,117,290
                                                   ===========     ==========

Dividends per common share                             -0-             -0-
                                                  ============    ============


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                           39 Weeks Ended
                                                  July 29, 2000  July 31, 1999
Cash flows from operating activities:
  Net income                                       $   1,755       $  1,333
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        8,458          8,154
   Amortization, intangibles                             264            543
   Amortization, deferred financing costs                186            254
   Amortization, deferred rent escalation                 63         (   89)
   Deferred income taxes (benefit)                    (  691)           177
   Provision to value inventory at lifo                  500             -
   (Increase) decrease in
     Merchandise inventories                          (4,029)        (  881)
     Receivables and other current assets             (   93)        (  944)
     Prepaid income taxes                                  -            173
     Other assets                                        319         (  786)
     Related party receivables-Wakefern                1,665          1,373
   Increase (decrease) in
     Accounts payable                                  7,198         (  600)
     Income taxes payable                                463              -
     Other liabilities                                 2,897          1,822
                                                    ---------       --------

                                                      18,955         10,529
                                                    ---------       --------
Cash flows from investing activities:
   Cash paid for the purchase of property
    and equipment                                    (12,029)        (4,224)
   Cash paid for construction in progress            (   925)        (1,651)
   Decrease in related party
    receivables-other                                      5             88
                                                    ---------      ---------

                                                     (12,949)        (5,787)
                                                    ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                     17,161          2,096
   Principal payments under long-term debt           (17,715)       ( 5,898)
   Principal payments under capital
    lease obligations                                (   547)       (   348)
   Principal payments under long-term debt,
    related party                                    (   448)       (   321)
   Deferred financing costs                          (   949)             -
                                                    ---------      ---------

                                                      (2,498)       ( 4,471)
                                                    ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              3,508            271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,094          3,905
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  7,602       $  4,176
                                                    =========      =========

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of or for the period ended July 29, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 1999 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1999.

Effective October 31, 1999 the Company adopted the Last-in-First-Out (LIFO) method of inventory valuation for its grocery and nonfood inventory items. The Company believes that the LIFO method as applied to these inventory items results in a better matching of revenues and expenses. Because the October 30, 1999 inventory valued at the First-In-First-Out (FIFO) method is the opening LIFO inventory, there is neither a cumulative effect to October 31, 1999, nor pro forma amounts of retroactive application of changing to the LIFO method. The decision to change to LIFO was made in the third quarter. The effect of the change on the three months and nine months ended July 29, 2000 was to reduce net income $100,000 ($.09 per share) and $300,000 ($.27 per share), respectively. The effect of the change on the first quarter ended January 29, 2000 was to decrease net income $100,000 ($.09 per share) to $784,000 ($.70 per share). The effect of the change on the second quarter ended April 29, 2000 was to decrease net income $100,000 ($.09 per share) to $335,000 ($.30 per share).

If the FIFO method had been used, inventory at July 29, 2000 would have been $500,000 higher.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $55,000,000, including a revolving credit facility ("the Revolving Note") of up to $25,000,000, a term loan ("the Term Loan") in the amount of $10,000,000 and a capital expenditures facility ("the Capex Facility") of up to $20,000,000. As of July 29, 2000 the Company owed $9,000,000 on the Term Loan and $7,160,721 under the Capex Facility. The Term Loan is to be paid in quarterly payments of $500,000 through December 31, 2004. The revolving credit facility also matures December 31, 2004 and the Capex facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .50% for the first two years of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus .50%, .75% and .75%, respectively The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus
 .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of July 29, 2000:

                                                  Actual
Financial               Credit                   (As defined in the
Covenant                Agreement                 Credit Agreement)
---------               ---------                ------------------

Adjusted EBITDA          Greater than $13,000,000    $ 18,594,000
Leverage Ratio           Less than 3.00 to 1.00      1.47 to 1.00
Debit Service Coverage
 Ratio                   Greater than 1.10 to 1.00   1.65 to 1.00
Adjusted Capex           Less than $6,750,000  (1)   $  4,258,000 (2)
Store Project Capex      Less than $14,800,000 (1)   $  8,696,000 (2)

          (1) Represents limitations on capital expenditures for fiscal 2000. Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

          (2) Represents capital expenditures for the 39 weeks ended July 29, 2000.

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

Working Capital

At July 29, 2000, the Company had a working capital deficiency of $4,136,000 compared to working capital of $2,507,000 at October 30, 1999 and a deficiency of $10,702,000 at July 30, 1999. The decline in working capital from October 30, 1999 was primarily due to the collection of $1,802,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long-term borrowings and the net increase of $5,897,000 in accounts payable over the increase in inventory which relates primarily to cost of merchandise and operating expenses for the new Branchburg and Wall Township, New Jersey stores, which when paid, will increase the Revolving Note. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      July 29, 2000        .94 to 1.0
      October 30, 1999    1.05 to 1.0
      July 31, 1999        .83 to 1.0

Cash flows (in millions) were as follows:

                                  Thirty Nine Weeks Ended
                            ----------------------------------------
                            7/29/00                 7/31/99

Operating activities...      $19.0                   $10.6
Investing activities...      (13.0)                  ( 5.8)
Financing activities...      ( 2.5)                  ( 4.5)
                             ------                  ------
       Totals                $ 3.5                   $ 0.3
                             ======                  ======

The Company had $20,900,000 of available credit, at July 29, 2000, under its revolving credit facility. The amount available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2000 and 2001. For the thirty nine weeks ended July 29, 2000 depreciation was $8,458,000 while capital expenditures totaled $12,954,000, compared to $8,154,000 and $6,402,000, respectively, in the prior year period. The increase in depreciation was caused by the addition of two new locations and two additional capital leases in fiscal 2000 .

Results of Operations (13 weeks ended July 29, 2000 compared to 13 weeks ended July 31, 1999)

Sales:

Same store sales from the twenty stores in operation in both periods increased 2.5%. Sales for the current quarter totaled $228.5 million as compared to $203.2 million of sales in the prior year period. Sales for the current quarter included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross Profit:

Gross profit on sales was 26.0% of sales in both the current and prior year periods. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.5 million in the current period versus $1.4 million in the prior year period. Improved product mix and reduced Wakefern assessment as a percentage of sales, was offset by decreased patronage dividends as a percentage of sales and the adoption of the LIFO method of inventory valuation for grocery and nonfood inventory items.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.7% versus 25.0% in the prior year period. The decrease in operating, general and administrative expenses, as a percent of sales, were due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense decreased .78%, administration decreased .31%, occupancy decreased .18% and other expense, including insurance, decreased .10%. These decreases were partially offset by increases in labor and related fringe benefits of .44%, supplies of .10%, reserve for closed store expense of .43% and a decrease in other income of .09%. The increase in reserve for closed store expense is related to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall Township store opened.

Interest Expense:

Interest expense increased to $1,958,000 from $1,366,000 while interest income was $63,000 compared to $74,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.
Income Taxes:

An income tax rate of 40% has been used in the current year period compared to a rate of 34% in the prior year period based on the expected effective tax rates.

Net Income:

Net income was $636,000 in the current year period as compared to $421,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended July 29, 2000 were $6,089,000 as compared to $4,885,000 in the prior year period. Net income per common share, both basic and diluted, was $.57 in the current period compared to $.38 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.


Results of  Operations  (39 weeks ended July 29, 2000 compared to 39 weeks ended July 31, 1999)

Sales:

Same store sales from the twenty stores in operation in both periods increased 4.1%. Sales for the stores in operation for the current thirty nine week period totaled $661.9 million as compared to $602.3 million of sales from the stores operated in the prior year period. Sales for the current thirty nine week period included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross profit:

Gross profit on sales decreased to 25.9% of sales compared to 26.1% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $4.3 million compared to $4.1 million in the prior year period. Gross profit as a percentage of sales declined primarily as a result of decreased patronage dividends as a percentage of sales, promotional programs for the new locations opened in the current year period, the completion of Wakefern incentive programs for the new locations opened in fiscal 1998 and the adoption of the LIFO method of inventory valuation for grocery and nonfood categories, partially offset by improved product mix, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.8% versus 25.1% in the prior year period. The decrease in operating, general and administrative expense, as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense decreased .46%, administration decreased .09%, occupancy decreased .19%, other expense, including insurance, decreased .09%, and depreciation decreased .07%. These decreases were partially offset by increases in labor and related fringe benefits of .19%, supplies of .05%, pre-opening costs of .13% and reserve for closed store expense of .15%. Pre-opening costs were for the new Branchburg and Wall township stores opened in February and April 2000, respectively. The reserve for closed store expense relates to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall Township store opened.

Interest Expense:

Interest expense increased to $4,936,000 from $4,182,000 while interest income was $208,000 compared to $225,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in the current year period compared to a rate of 34% in the prior year period based on the expected effective tax rates.

Net Income:

Net income was $1,755,000 in the current year period. This compares to $1,333,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $16,624,000 as compared to $14,838,000 in the prior year period. Net income per common share, both basic and diluted, was $1.57 in the current period compared to $1.19 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

                                     PART II


                               OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                      Exhibit (18) - Letter re change in accounting principles

                      Exhibit (27) - Financial Data Schedule.


                 (b)  No reports on Form 8-K were required to be
                       filed for the 13 weeks ended July 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS,INC.
                                                           (Registrant)


Date:   September 12, 2000                            /S/ Michael Shapiro
                                                     -------------------------

                                                            (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President
                                                     Chief Financial Officer


Date:   September 12, 2000                            /S/ Thomas H. Flynn
                                                     -------------------------

                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer

Exhibit - 18

Letter Re Change in Accounting Principles

September 11, 2000

To the Board of Directors
Foodarama Supermarkets, Inc.
922 Highway 33
Freehold, N.J. 07728

Dear Directors:

This letter is written to meet the requirements of Regulation S-K calling for a letter from a registrant's independent accountants whenever there has been a change in accounting principle or practices.

We have been informed that, effective October 31, 1999, the Company changed its method of determining the cost of inventory for its grocery and non-food inventories from the first-in first- out (FIFO) method to the last-in first-out
(LIFO) method. According to the management of the Company, this change results in a better matching of revenues and expenses in these categories. In addition, the change will enhance the comparability of the Company's financial statements by changing to the method utilized in its industry.

A complete coordinated set of financial and reporting standards for determining the preferability of accounting principles among acceptable alternative principles has not been established by the accounting profession. Thus, we cannot make an objective determination of whether the change in accounting described in the preceding paragraph is to a preferable method. However, we have reviewed the pertinent factors, including those related to financial reporting, in this particular case on a subjective basis, and our opinion stated below is based on our determination made in this manner.

We are of the opinion that the Company's change in method of accounting is to an acceptable alternative method of accounting, which, based upon the reasons stated for the change and our discussions with you, is also preferable under the circumstances in this particular case. In arriving at this opinion, we have relied on the business judgment and business planning of your management.

We have not audited the application of this change to the financial statements of any period. Further, we have not examined and do not express any opinion with respect to you financial statements for the nine months ended July 29, 2000.

Very Truly Yours,
AMPER, POLITZINER & MATTIA