Form 10-K
period 2000-10-28
FOODARAMA SUPERMARKETS INC
filed 2001-01-25
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
October 28, 2000                                             1-5745
----------------------------------------------------------------------------

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------
                     (Exact name of Registrant as specified in its charter)

  New Jersey                                                21-0717108
------------------------------------------------------     ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

          Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
          ------------------------------------------------------------
                            (Address of principal executive offices)

Registrant's telephone number, including area code:        (732) 462-4700
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                             which registered
      ----------------------------------------------------------------

      Common Stock                              American Stock Exchange

  Par Value $1.00 per share

                  Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                              ---------------------
                                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,395,000. Computation is based on the closing sales price of $16.25 per share of such stock on the American Stock Exchange on January 12, 2001.

      As of January 12, 2001, the number of shares outstanding of Registrant's Common Stock was 1,117,290.

DOCUMENTS INCORPORATED BY REFERENCE
      Information contained in the 2001 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

                                             PART I


Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the Company, which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

Item 1.       Business

General

Foodarama Supermarkets, Inc., a New Jersey corporation formed in 1958, operates a chain of twenty-two supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern , the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name.

The Company has incorporated the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. We have also introduced many of these features into our conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, seventeen of our stores are "World Class", three are "Mini-World Class" and two are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:

                                                      Fiscal Year Ended

                                         October 28, October 30, October 31, November 1, November 2,
                                            2000         1999         1998        1997       1996

Average annual sales per store
(in millions)* ....................        $ 41.4       $ 38.1      $ 35.8      $ 31.8     $ 31.8

Same store sales increase
from prior year ...................          3.99%        8.01%       4.79%       1.67%      2.63%

Total store area in square feet
(in thousands) ....................         1,294        1,195       1,195       1,080      1,080

Total store selling area in square
feet (in thousands) ...............           966          895         895         808        807

Average total square feet per store
(in thousands) ....................            59           57          57          54         54

Average square feet of selling area
per store (in thousands) ..........            44           43          43          40         40

Annual sales per square foot of
selling area* .....................        $  944       $  893      $  832      $  788     $  789

Number of stores:
  Stores remodeled (over $500,000)              2            1           1           0          1

  New stores opened ...............             1            0           1           0          1

  Stores replaced/expanded ........             1            0           2           0          1

  Stores closed/divested ..........             1            0           1           0          0

Number of stores by size
(total store area):
  30,000 to 39,000 sq. ft .........             3            4           4           4          4
  40,000 to 49,000 sq. ft .........             3            3           3           4          4
  Greater than 50,000 sq. ft.......            16           14          14          12         12

Total stores open at period end ...            22           21          21          20         20


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

In fiscal year 2000, one replacement and one new store were opened in Wall Township and Branchburg, New Jersey, respectively. Over the next three years the Company plans to open four replacement and two new stores and expand three existing locations. The expansion of one location is underway and construction has started on two replacement stores. All of these stores are in Central New Jersey and will be World Class operations.

Technology

Automation and computerization are important to the Company's operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. In fiscal 2000 point of sale ("POS") hardware was replaced in one half of our stores. This POS upgrade brought all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999, and satellite communications. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the ShopRite co-branded credit card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can be given electronic discounts, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card. Additionally, Wakefern is presently testing an on-line shopping and pick up service.

We are also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. A frame relay communications network is now being used for high speed transmission and collection of data. This system replaces slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout and appetizing department personnel and will be used in the future to train employees in other store level positions.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions. Communication among the Company's stores, our executive offices and Wakefern has been improved with the installation of Lotus Notes(R).


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


Industry Segment and Principal Products

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                Fiscal Year Ended

Product Categories                        10/28/00    10/30/99    10/31/98

Groceries                                 39.3%       39.9%       40.0%
Dairy & Frozen                            16.5        16.7        16.5
Meats, Seafood & Poultry                  10.5        10.4        10.9
Non-Foods                                 10.4        10.6        10.1
Produce                                    8.6         8.3         8.5
Appetizers & Prepared Foods                6.4         6.2         6.0
Pharmacy                                   4.5         4.2         4.0
Bakery                                     2.0         1.9         2.1
Liquor, Floral & Garden Centers            1.8         1.8         1.9
                                          ----------------------------
                                         100.0%      100.0%      100.0%

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Company owns a 12.3% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker and Richard J. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its shareholder members operate approximately 200 supermarkets of which Wakefern owns and operates 17 locations. Products bearing the ShopRite label accounted for approximately 16% of total sales for the fiscal year ended October 28, 2000. Wakefern maintains warehouses in Elizabeth and South Brunswick, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name "ShopRite", we do not believe that the ownership of or rights in patents, trademarks, licenses, franchises and concessions is material to our business. The locations at which we may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $550,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $11,805,000 and $10,163,000 as of October 28, 2000 and October 30, 1999,
respectively. We also have an investment in another company affiliated with Wakefern which was $953,000 and $829,000 as of October 28, 2000 and October 30, 1999, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week period ended October 28, 2000. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

The loss of, or material change in, our relationship with Wakefern (neither of which is considered likely) could have a significant adverse impact on the Company's business. The failure of Wakefern to fulfill its obligations or another member's insolvency or withdrawal from Wakefern could result in additional costs to the remaining members. On November 22, 2000 Big V Supermarkets, Inc. ("Big V"), a member of Wakefern, similar in sales volume to the Company, filed for reorganization under chapter 11 of the U.S. Bankruptcy Code and indicated its intent to depart from Wakefern. If Big V does in fact withdraw from Wakefern the loss of volume to the cooperative could result in increased costs to the Company. The Wakefern supply agreement requires Big V to give notice of its decision to leave the cooperative and to pay a substantial fee to Wakefern to make up for the loss of volume to the cooperative. Wakefern has stated that it intends to take all appropriate actions to enforce its rights if Big V doesn't comply with its obligations.

We also purchase products and items sold in our supermarkets from a variety of sources other than Wakefern. Neither the Company nor, to the best of our knowledge, Wakefern has experienced or anticipates experiencing any unique material difficulties in procuring products and items in adequate quantities.

Competition

The supermarket business is highly competitive. The Company competes directly with a number of national and regional chains, including A&P, Pathmark, Wegmans, Acme, Stop & Shop and Foodtown, as well as various local chains and numerous single-unit stores. We also compete with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores. See Management's Discussion and Analysis-Results of Operations.

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

Many changes are presently taking place in our marketplace. Pathmark, one of our principal competitors, has recently completed a reorganization, exiting Chapter 11 in September 2000. This restructuring of Pathmark is reported to have eliminated almost one billion dollars of debt which was converted to common stock. Edwards, another formidable competitor, has changed its name and format to Stop & Shop, an affiliated company. Grand Union has filed for bankruptcy under Chapter 11 and announced that it has sold almost all of its stores. Many of the Grand Union locations in our trading area will operate as Stop & Shop and Pathmark. The impact of these changes in our already highly competitive marketplace is not known at this time.

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

Employees
As of December 31, 2000, the Company employed approximately 5,500 persons, of whom approximately 5,000 are covered by collective bargaining agreements. 74% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. The Company is a party to six collective bargaining agreements expiring on various dates from April 2001 to February 2005. The bargaining agreement with the United Food and Commercial Workers Local 464-A expired in October 2000 and has been renegotiated. The new contract expires February 2005.

By virtue of the nature of the Company's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Company's twenty two supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 19 of the Company's 22 existing supermarkets expire on various dates from 2001 through 2025. We are leasing one location, which will be replaced, on a month to month basis. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern, one lease which expires in 2004 and the one month to month lease, all leases contain renewal options ranging from 5 to 25 years. Seven leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the seven locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Four additional leases have been signed for supermarket locations, all of which will be replacements for existing stores. The terms of these leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to a lease covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Company also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey, and 50,000 square feet of space used for storage in Lakewood, New Jersey. The Company owns meat and prepared foods processing facilities in Linden, New Jersey, which is the only real property owned by us. In addition, we are a party to an additional ten leases for locations where we no longer conduct supermarket operations; eight of these locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Company's obligations under its prime lease. See Management's Discussion and Analysis-Financial Condition and Liquidity. See Notes 10 and 13 of Notes to Consolidated Financial Statements.

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

                                            Part II

Item 5.  Market for Registrant's Common Stock and Security Holder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended October 30, 1999 and October 28, 2000.


     Fiscal Quarter Ended                  High              Low

      January 30, 1999                    32 5/8            31 1/8
      May 1, 1999                         32 1/4            26 1/2
      July 31, 1999                       30 3/8            27
      October 30, 1999                    31                27 1/2


      January 29, 2000                    28 3/8            19 3/4
      April 29, 2000                      27 1/4            20
      July 29, 2000                       28                24
      October 28, 2000                    24 1/4            17 3/4




      (b) The approximate number of record holders of the Company's Common Stock was 330 as of January 12, 2001.

      (c) No dividends have been declared or paid with respect to the Company's Common Stock since October 1979. We are prohibited from paying dividends on our Common Stock by the Second Amended and Restated Revolving Credit and Term Loan Agreement between the Company and three financial institutions. See Management's Discussion and Analysis- Financial Condition and Liquidity. The Company has no intention of paying dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                           Year Ended


                October 28, October 30,   October 31,   November 1,  November 2,
                   2000 (1)    1999          1998 (2)       1997        1996 (3)
             -------------------------------------------------------------------
                        (Dollars in thousands, except per share amounts)

Income statement
data:
Sales             $886,240     $799,693      $697,358       $636,731    $601,143

Net income        $  2,382     $  1,945      $  1,780       $  1,064    $  1,396

Income per
common share      $   2.13     $   1.74      $   1.59       $    .90    $   1.13

Cash dividends
per common share        -            -             -            -            -

Balance sheet data (at year end):
Working capital   $ (1,215)    $  2,507      $ (2,725)      $  3,532    $  3,056

Total assets      $191,185     $156,186      $149,567       $121,500    $124,181

Long-term debt
(excluding current
portion)          $ 82,241     $ 59,604       $ 50,656      $ 35,918    $ 41,243

Common share-
holders' equity   $ 37,422     $ 35,040       $ 33,014      $ 31,315    $ 30,315

Book value per
common share      $  33.49     $  31.36       $  29.55      $  28.03    $  27.11

Tangible book value
per common share  $  30.37     $  27.93       $  25.47      $  23.47    $  22.22


     (1) The Company opened one new and one replacement location in February and April 2000, respectively. See Management's Discussion and Analysis - Results of Operations-Sales.

     (2) The Company opened one replacement and one new location in February and August 1998, respectively. See Management's Discussion and Analysis - Results of Operations - Sales.

     (3) 53 week period. The Company opened two new locations in June and July, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION AND LIQUIDITY

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement ("the Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $55,000,000, including a revolving credit facility ("the Revolving Note") of up to $25,000,000, a term loan ("the Term Loan") in the amount of $10,000,000 and a capital expenditures facility ("the Capex Facility") of up to $20,000,000. As of October 28, 2000 the Company owed $8,500,000 on the Term Loan and $7,757,628 under the Capex Facility. The Term Loan is to be paid in quarterly payments of $500,000 through December 31, 2004. The revolving credit facility also matures December 31, 2004 and the Capex Facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .50% for the first two years of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus .50%, .75% and .75%, respectively. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures and the amount of additional indebtedness that the Company may incur, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of October 28, 2000:
                                                       Actual
Financial                Credit                       (As defined in the
Covenant                 Agreement                     Credit Agreement)
---------                ---------                    ------------------

Adjusted EBITDA          Greater than $13,000,000      $ 18,757,000
Leverage Ratio           Less than 3.00 to 1.00        1.72 to 1.00
Debit Service Coverage
 Ratio                   Greater than 1.10 to 1.00     1.53 to 1.00
Adjusted Capex (1)       Less than $6,750,000  (2)     $  7,446,000 (3)(4)
Store Project Capex      Less than $14,800,000 (2)     $  9,304,000 (3)

(1) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.
(2)   Represents limitations on capital expenditures for fiscal 2000.
(3)   Represents capital expenditures for fiscal 2000.
(4) Non-compliance with this covenant was waived. In addition, the covenant limiting additional indebtedness was exceeded by $277,000, which was related to these capital expenditures. Non-compliance with the indebtedness covenant was waived.

On December 31, 1999 the Company financed the purchase of $1,527,000 of POS hardware in 17 operating locations. The financing bears interest at 7.60% and is payable in monthly installments over its three year term.

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

On November 14, 1997 the Company borrowed $1,500,000 as part of an amendment to a Loan Agreement (the "Expansion Loan") to purchase a third building for $606,000 in the Company's meat and prepared foods processing complex, with the balance of the proceeds used for the remodeling and refurbishment of the facility. The note bore interest at 9.18% and was payable in monthly installments over its seven year term ending 2004 based on a ten year amortization. The Expansion Loan was repaid in full on January 7, 2000.

No cash dividends have been paid on the Common Stock since 1979, and we have no present intentions or ability to pay any dividends in the near future on our Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Company's Common Stock.

Working Capital:

At October 28, 2000, the Company had a working capital deficiency of $1,215,000 compared to working capital of $2,507,000 at October 30, 1999 and a deficiency of $2,725,000 at October 31, 1998. Working capital decreased in fiscal 2000 primarily as the result of the net increase in accounts payable and accrued expenses of $3,035,000 over the increase in inventory, which relates primarily to cost of merchandise and operating expenses for the new Branchburg and Wall Township, New Jersey stores. Additionally, the current portion of long-term debt, primarily related to equipment financing, increased. Accounts receivable consist primarily of returned checks due the Company, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

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


Working capital ratios were as follows:

      October 28, 2000         .98 to 1.00
      October 30, 1999        1.05 to 1.00
      October 31, 1998         .95 to 1.00


Cash flows (in millions) were as follows:

                                          2000        1999        1998
                                          ------------------------------

From operations.....................      $15.5       $12.2       $14.9
Investing activities................      (15.2)      ( 8.2)      (17.0)
Financing activities................      (  .4)      ( 3.8)        2.3
                                          ------      ------      ------
      Totals                              $( .1)      $  .2       $  .2
                                          ======      ======      ======


Fiscal 2000 capital expenditures totaled $16,750,000 with depreciation of $11,524,000 compared to $8,781,000 and $10,838,000, respectively for fiscal 1999 and $17,625,000 and $8,273,000, respectively for fiscal 1998. The increase in depreciation in fiscal 2000 was the result of the purchase of equipment and leasehold improvements for the two new locations as well as two additional real estate capitalized leases. The increase in depreciation in fiscal 1999 and 1998 resulted from the opening of two locations in fiscal 1998, a capitalized lease for one of the two locations and the modification of a capitalized real estate lease in fiscal 1999 for the expansion of a location. Capital expenditures increased in fiscal 2000 and fiscal 1998 as the result of the purchase of equipment and leasehold improvements for the locations opened in each of these two fiscal years as well as for the expansion of a location in fiscal 1998. Capital expenditures declined in fiscal 1999 when no new stores were opened.

In fiscal 2000 long-term debt increased $25,499,000 due to the capitalization of real estate leases for the two locations opened in the current period, the financing of POS hardware and equipment for two new locations and the restructuring of borrowings under the Credit Agreement. These increases were partially offset by cash generated by operations used to pay down a portion of the balances outstanding under the revolving credit facility and other existing debt.

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

The Company had $18,863,000 of available credit, at October 28, 2000, under its revolving credit facility. If Net Income and earnings before interest, taxes, depreciation and amortization ("EBITDA") decrease, as discussed in the Net Income section of Management's Discussion and Analysis-Results of Operations, the Company will borrow additional funds under its revolving credit facility. The Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2001.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $886.2 million, $799.7 million and $697.4 million, respectively in fiscal 2000, 1999 and 1998. This represents an increase of 10.8 percent in 2000 and an increase of 14.7 percent in 1999. These changes in sales levels were the result of the opening of two new locations in February and April 2000 and the full year of operations in fiscal 1999 of two locations opened in February and August 1998 and the impact of significantly increased promotional activities and expenditures in fiscal 1999. The locations opened in April 2000 and February 1998 replaced smaller, older stores. Comparable store sales increased 4.0% in fiscal 2000 and 8.0% in fiscal 1999. A significant increase in promotional activities, including a variety of incentive programs and double couponing, contributed to the increase in fiscal 1999.

Gross Profit:

Gross profit totaled $229.8 million in fiscal 2000 compared to $208.1 million in fiscal 1999 and $176.7 million in fiscal 1998. Gross profit as a percent of sales was 25.9% in fiscal 2000, 26.0% in fiscal 1999 and 25.3% in fiscal 1998.

The decrease in fiscal 2000 of gross profit as a percentage of sales was primarily due to promotional programs for the new locations opened in the current year period, the completion of Wakefern incentive programs for the new locations opened in fiscal 1998 and the adoption of the Last-In-First-Out ("LIFO") method of inventory valuation for grocery and nonfood categories, partially offset by improved product mix, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 2000. See Note 1 of Notes to Consolidated Financial Statements - Merchandise Inventories.

In fiscal 1999 gross profit improved as a result of improved product mix, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 1998.

In fiscal 1998 gross profit percentage was positively affected by the continued improvement in product mix and Wakefern incentive programs for the new locations. However, this improvement was offset by price reductions instituted to combat increased competitive pressure in our marketing area.

Patronage dividends applied as a reduction of the cost of merchandise sold were $9,273,000, $8,202,000 and $7,438,000 for the last three fiscal years. This translates to 1.05%, 1.03% and 1.07% of sales for the respective periods.

Gross profit dollars and percentage may be impacted by increased costs resulting from the loss of volume to Wakefern if Big V withdraws from the cooperative. These increased costs to Wakefern could result in higher assessment and inventory processing charges to the Company.


                                           Fiscal Years Ended
                                    ---------------------------------
                              10/28/00    10/30/99    10/31/98
                                       (in millions)

Sales........................ $886.2      $799.7      $697.4
Gross profit.................  229.8       208.1       176.7
Gross profit percentage......   25.9%       26.0%       25.3%

Operating, General and Administrative Expenses:

Fiscal 2000 expenses totaled $219.1 million compared to $199.8 million in fiscal 1999 and $170.6 million in fiscal 1998.

                                     Fiscal Years Ended
                              ---------------------------------
                              10/28/00    10/30/99    10/31/98
                                        (in millions)

Sales........................ $886.2      $799.7      $697.4
Operating, General and
Administrative Expenses......  219.1       199.8       170.6
Percent of Sales.............   24.7%       25.0%       24.5%


Operating, general and administrative expenses decreased as a percent of sales when comparing fiscal 2000 to fiscal 1999. Decreases in selling expense, occupancy, administration and depreciation were partially offset by increases in labor and related fringe benefits, supplies, pre-opening costs and reserve for closed store expense. The decrease in selling expense was the result of decreased promotional activity, including the modification of a variety of incentive programs and double couponing, in our marketing area. Occupancy decreased as the result of an increase in rental income from sub-tenants within our stores and the decrease in fixed occupancy costs as a percentage of sales. Depreciation and administration increased in dollars but declined as a percentage of sales. Labor and related fringe benefits increased as the result of additional personnel dedicated to the two new stores, increased sales in service intensive departments and premium rates paid to existing employees to work additional hours due to labor shortages in certain of our marketing areas. Supplies increased due to increased sales in supply intensive departments and an increase in plastic prices which is related to increases in the cost of petroleum. Pre-opening costs were for the new stores opened in February and April 2000. The reserve for closed store expense relates primarily to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall Township store opened. As a percentage of sales selling expense decreased .40%, occupancy decreased .28%, administration decreased .09% and depreciation decreased .06%. These decreases were partially offset by increases in labor and related fringe benefits of .29%, supplies of .07%, pre-opening costs of .10% and reserve for closed store expense of .13%. Pre-opening costs were $895,000 in fiscal 2000.

Operating, general and administrative expenses increased as a percent of sales when comparing fiscal 1999 to fiscal 1998. Increases in selling expense, depreciation and other store expense, which includes debit and credit card processing fees and Wakefern support services, were partially offset by decreases in labor and related fringe benefits, supplies, occupancy, pre-opening costs, administration expense and an increase in miscellaneous income. The increase in selling expense was the result of increased promotional activity, including a variety of incentive programs and double couponing, in our marketing area. Depreciation expense increased as the result of the increase in capital expenditures from the two locations opened in fiscal 1998, a capitalized real estate lease for one of the new locations, the modification of a capitalized real estate lease for the expansion of a location and the acceleration of depreciation for several locations which will be replaced by new stores. The increase in miscellaneous income resulted from an increase in coupon handling income from the additional coupon volume related to double couponing. The increase in other store expense results primarily from an increase in the percentage of sales paid for with debit and credit cards and increased costs related to these types of payments. Occupancy decreased due to increased rental income from sub-tenants within our stores. Decreases in fixed and semi-variable expense percentages were the result of the increase in comparable store sales. As a percentage of sales, selling expense increased 1.25%, depreciation increased .17% and other store expense increased .09%. These increases were partially offset by decreases in labor and related fringe benefits of .17%, supplies of .07%, occupancy of .30%, pre-opening costs of .10%, administration expense of .17% and an increase in miscellaneous income of .16%. There were no pre-opening costs in fiscal 1999.

Amortization expense decreased in fiscal 2000 to $679,000 compared to $972,000 in fiscal 1999 and $1,339,000 in fiscal 1998. The decrease in fiscal 2000, as compared to fiscal 1999, was the result of decreased amortization of deferred financing costs and bargain leases partially offset by increased amortization of deferred escalation rents, which resulted from the modification of the amortization of one operating lease in fiscal 1999.
The decrease in fiscal 1999, as compared to fiscal 1998, was the result of decreased amortization of deferred financing costs and deferred escalation rents, which included the modification of the amortization of one operating lease, partially offset by increased amortization of bargain leases, which included the acceleration of the amortization of one bargain lease for a location which is to be replaced. See Note 1 of Notes to Consolidated Financial Statements - Intangibles and Deferred Financing Costs.

Interest Expense:

Interest expense totaled $7.1 million in fiscal 2000 compared to $5.6 million in fiscal 1999 and $3.9 million in fiscal 1998. The increase in fiscal 2000, as compared to fiscal 1999, was due to an increase in the average outstanding debt in fiscal 2000, including capitalized lease obligations and an increase in the average interest rate paid on the debt. The increase in fiscal 1999, as compared to fiscal 1998, was due to an increase in the average outstanding debt in fiscal 1999, including capitalized lease obligations, partially offset by a decrease in the average interest rate on the debt. Interest income was $0.3 million in fiscal 2000 and fiscal 1999 and $0.4 million in fiscal 1998.

If net income and EBITDA decrease, as discussed in the Net Income section of Management's Discussion and Analysis - Results of Operations, the Company will borrow additional funds under its revolving credit facility thereby increasing interest expense.

Income Taxes:

The Company recorded a tax provision of $1.6 million in fiscal 2000, $1.1 million in fiscal 1999 and $0.9 million in fiscal 1998. See Note 12 of Notes to Consolidated Financial Statements.

Net Income:

The Company had net income of $2,382,000 or $2.13 per share in fiscal 2000 compared to net income of $1,945,000 or $1.74 per share in fiscal 1999. EBITDA for fiscal 2000 were $22,914,000 as compared to $20,151,000 in fiscal 1999.

Fiscal 1998 resulted in net income of $1,780,000 or $1.59 per share. EBITDA for fiscal 1998 were $15,765,000.

If gross profits decrease and interest expense increases as discussed in the Gross Profit and Interest Expense sections of Management's Discussion and Analysis - Results of Operations, net income and EBITDA will also decrease.

Shares outstanding were 1,117,290 for fiscal 2000, fiscal 1999 and fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective for fiscal years beginning after June 15, 2000, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. The Company does not expect a significant impact from adopting the provisions of SFAS 133 in fiscal 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company does not expect a significant impact from adopting the provisions of SAB 101 in fiscal 2001.

In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14") "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. EITF 00-14 is effective for fiscal years beginning after December 15, 1999 and addresses the recognition, measurement and income statement classification of sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company currently records sales incentives as part of operating, general and administrative expenses. Upon implementation in fiscal 2001, in accordance with the provisions of EITF 00-14, such sales incentives will be recorded as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses with no impact on net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Except for indebtedness under the Credit Agreement which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

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



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1.     Audited financial statements and                       Page No.
          supplementary data

            Independent Auditors' Report                          F-1

            Foodarama Supermarkets, Inc. and
              Subsidiaries Consolidated Financial
              Statements:

            Balance Sheets as of October 28, 2000                 F-2-3
              and October 30, 1999.

            Statements of Operations for each of the              F-4
              fiscal  years  ended October 28, 2000,
              October 30, 1999 and October 31, 1998.

            Statements of Shareholders' Equity                    F-5
              for each of the fiscal years ended
              October 28, 2000, October 30, 1999
             and October 31, 1998.

            Statements of Cash Flows for each of the              F-6
              fiscal years ended October 28, 2000,
              October 30, 1999 and October 31, 1998.

            Notes to Consolidated Financial Statements            F-7 to 26

a.2.    Financial Statement Schedules

            Schedule II                                           S-1
            Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                  E-1 to 5


b.      Reports on Form 8-K

            October 13, 2000 - Richard J. Saker elected President of Foodarama Supermarkets, Inc. effective October 4, 2000 - press release dated
October 4, 2000 filed as an exhibit.


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


FOODARAMA SUPERMARKETS, INC.
                                         (Registrant)


                                    /S/  Michael Shapiro
                                     Michael Shapiro
                                     Senior Vice President,
                                     Chief Financial Officer


                                    /S/ Thomas H. Flynn
                                    --------------------------
                                     Thomas H. Flynn
                                     Principal Accounting Officer

Date: January 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date



/S/  Joseph J. Saker
--------------------------------------------------------
Joseph J. Saker           Chairman of the Board                 January 23, 2001
                          of Directors, Chief
                          Executive Officer

/S/  Charles T. Parton
--------------------------------------------------------
Charles T. Parton         Director                              January 18, 2001


/S/  Albert A. Zager
--------------------------------------------------------
Albert A. Zager           Director                              January 18, 2001


/S/  Richard Saker
--------------------------------------------------------
Richard Saker             President,  Secretary                 January 18, 2001
                          and Director, Chief
                          Operating Officer

                          Independent Auditors' Report


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 2000 and October 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 28, 2000 and October 30, 1999, and the results of their operations and their cash flows for the fiscal years ended October 28, 2000, October 30, 1999 and October 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company changed its method of determining cost for its grocery and nonfood inventory items from the first-in, first-out (FIFO) method to the last-in, first-out
(LIFO) method.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



AMPER, POLITZINER & MATTIA P.A.

January 9, 2001
Edison, New Jersey

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       October 28, 2000 and October 30, 1999
                                 (In thousands)

                                     Assets


                                                     2000               1999
Current assets
Cash and cash equivalents                       $     3,977       $     4,094
Merchandise inventories                              42,765            38,113
Receivables and other current assets                  4,959             4,496
Prepaid income taxes                                    398                 -
Related party receivables - Wakefern                  8,557             8,000
Related party receivables - other                        15                25
                                                    --------          --------
                                                     60,671            54,728
                                                    --------          --------

Property and equipment
Land                                                   308                308
Buildings and improvements                           1,220              1,220
Leasehold improvements                              36,931             35,032
Equipment                                           96,452             80,991
Property under capital leases                       59,909             38,218
Construction in progress                             1,513              2,481
                                                    --------          -------
                                                   196,333            158,250
Less accumulated depreciation and amortization      87,487             76,227
                                                    --------          -------
                                                   108,846             82,023
                                                   ---------          -------
Other assets
Investments in related parties                      12,758             10,992
Intangibles                                          3,487              3,839
Other                                                3,469              2,872
Related party receivables - Wakefern                 1,782              1,555
Related party receivables - other                      172                177
                                                   --------          ---------
                                                    21,668             19,435
                                                   --------          ---------
                                                $  191,185      $     156,186
                                                   ========          =========
                See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets - (continued)
                       October 28, 2000 and October 30, 1999
                                 (In thousands)

                      Liabilities and Shareholders' Equity

                                                             2000       1999
Current liabilities
Current portion of long-term debt                        $  4,918   $  2,605
Current portion of long-term debt, related party              880        503
Current portion of obligations under capital leases           664        492
Current income taxes payable                                    -        457
Deferred income tax liability                               1,114      1,541
Accounts payable
 Related party - Wakefern                                  34,051     29,699
 Others                                                     7,781      7,115
Accrued expenses                                           12,478      9,809
                                                          -------     ------
                                                           61,886     52,221
                                                          -------     ------

Long-term debt                                             24,181     23,126
Long-term debt, related party                               2,212      1,450
Obligations under capital leases                           55,848     35,028
Deferred income taxes                                       2,585      2,732
Other long-term liabilities                                 7,051      6,589
                                                          -------    -------
                                                           91,877     68,925
                                                          -------    -------

Shareholders' equity
Common stock, $1.00 par; authorized 2,500,000 shares;
 issued 1,621,767 shares; outstanding 1,117,290 shares      1,622      1,622
Capital in excess of par                                    2,351      2,351
Retained earnings                                          40,078     37,696
                                                          -------    -------
                                                           44,051     41,669
Less 504,477 shares held in treasury, at cost               6,629      6,629
                                                          -------    -------
                                                           37,422     35,040
                                                          -------    -------

                                                         $191,185   $156,186
                                                         ========   ========
                See notes to consolidated financial statements.

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
    Fiscal Years Ended October 28, 2000, October 30, 1999 and October 31, 1998
                       (In thousands, except per share data)



                                            2000        1999            1998
                                          ---------   ---------       ---------
Sales ................................ $   886,240 $   799,693     $   697,358

Cost of merchandise sold .............     656,402     591,591         520,624
                                          ---------   ---------       ---------

Gross profit .........................     229,838     208,102         176,734

Operating, general and administrative      219,127     199,762         170,581
                                          ---------   ---------       ---------
Income from operations ...............      10,711       8,340           6,153
                                          ---------   ---------       ---------

Other (expense) income:
Interest expense .....................      (7,059)     (5,569)         (3,881)
Interest income ......................         318         315             448
                                          ---------    --------     -----------
                                            (6,741)     (5,254)         (3,433)
                                          ---------    --------     -----------

Earnings before income tax provision .       3,970       3,086           2,720

Income tax provision .................      (1,588)     (1,141)           (940)
                                          ---------   ---------     -----------
Net income ........................... $     2,382   $   1,945     $     1,780
                                          =========   =========     ===========

Per share information:

Net income per common share, basic and
   diluted                             $      2.13 $      1.74     $      1.59
                                         ---------- -----------     -----------
Weighted average shares outstanding ..   1,117,290   1,117,290       1,117,290
                                         ========== ===========     ===========
                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended October 28, 2000, October 30, 1999 and October 31, 1998
                      (In thousands, except per share data)

                                                              Accumulated
                                 Common Stock       Capital     Other
                               Shares              in Excess Comprehensive Comprehensive Retained         Treasury Stock      Total
                               Issued    Amount      of Par     Income       Income      Earnings    Shares      Amount      Equity

Balance - November 1, 1997    1,621,767   $1,622   $   2,351  $        -                 $ 33,971  (504,477)  $ (6,629)  $  31,315

Comprehensive income
Net income 1998                       -        -           -           -       1,780        1,780         -          -       1,780
Other comprehensive income
Minimum pension liability             -        -           -         (81)        (81)           -         -          -         (81)
                              ----------  -------  ----------  ----------- -----------   --------- ---------  ---------  ----------
Comprehensive income                                                       $   1,699
                                                                           =========

Balance - October 31, 1998    1,621,767    1,622       2,351         (81)                  35,751  (504,477)   (6,629)      33,014

Comprehensive income
Net income 1999                       -        -           -           -       1,945        1,945         -         -        1,945
  Other comprehensive income
Minimum pension liability             -        -           -          81          81            -         -         -           81
                              ----------  -------  ----------  ----------- -----------   --------- ---------  ---------  ----------
Comprehensive income                                                     $     2,026
                                                                         ===========

Balance - October 30, 1999    1,621,767   1,622       2,351            -                   37,696  (504,477)   (6,629)     35,040

Comprehensive income
Net income 2000                       -       -           -            - $     2,382        2,382         -         -       2,382
                              ----------  -------  ----------  ----------- -----------   --------- ---------  ---------  ----------
Comprehensive income                                                     $     2,382
                                                                         ===========

Balance - October 28, 2000    1,621,767   $1,622  $   2,351       $    -                $  40,078  (504,477)  $(6,629)  $  37,422
                              =========   ======= ==========   ===========               ========= =========  ========= ==========
                See notes to consolidated financial statements.

                                      F-5

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
    Fiscal Years Ended October 28, 2000, October 30, 1999 and October 31, 1998
                                 (In thousands)

                                                2000        1999       1998
Cash flows from operating activities
Net income                                   $  2,382    $  1,945    $  1,780
Adjustments to reconcile net income to net
cash from operating activities
Depreciation                                   11,524      10,838       8,273
Amortization, intangibles                         352         723         538
Amortization, deferred financing costs            243         297         535
Amortization, deferred rent escalation             84         (47)        266
Provision to value inventory at LIFO              723           -           -
Deferred income taxes                            (574)       (753)        253
(Increase) decrease in
Merchandise inventories                        (5,375)       (309)     (4,219)
Receivables and other current assets             (463)     (1,114)        194
Prepaid income taxes                             (398)      1,005        (613)
Other assets                                      207        (721)         90
Related party receivables - Wakefern             (784)     (1,325)     (1,650)
Increase (decrease) in
Accounts payable                                5,018        (157)      8,827
Income taxes payable                             (457)        457           -
Other liabilities                               3,047       1,316         695
                                               -------     -------     -------
                                               15,529      12,155      14,969
                                               -------     -------     -------
Cash flows from investing activities
Cash paid for the purchase of property
and equipment                                 (14,280)     (5,780)    (17,019)
Cash paid for construction in progress           (943)     (2,481)          -
Decrease in related party receivables - other      15         108          22
                                              --------     --------   -------
                                              (15,208)     (8,153)    (16,997)
                                              ---------    --------   --------
Cash flows from financing activities
Proceeds from issuance of debt                 20,595       5,014       9,937
Principal payments under long-term debt       (18,754)     (7,904)     (6,963)
Principal payments under capital lease
 obligations                                     (699)       (463)       (586)
Principal payments under long-term debt,
 related party                                   (627)       (460)       (108)
Deferred financing costs                         (953)          -         (25)
                                              ---------     -------   --------
                                                 (438)     (3,813)      2,255
                                              ---------     -------   --------

Net change in cash and cash equivalents          (117)        189         227

Cash and cash equivalents, beginning of year    4,094       3,905       3,678
                                               -------     -------    --------

Cash and cash equivalents, end of year        $ 3,977     $ 4,094     $ 3,905
                                              ========     =======    ========

Supplemental disclosures of cash paid
Interest                                      $ 6,683     $ 5,590     $ 3,960
Income taxes                                    2,869          27         900
                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 1 - Summary of Significant Accounting Policies
         Nature of Operations
         Foodarama Supermarkets,Inc. and Subsidiaries (the "Company"), operate 22 ShopRite supermarkets, primarily in Central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

         Fiscal Year
         The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 2000 consists of the 52 weeks ended October 28, 2000, fiscal 1999 consists of the 52 weeks ended October 30, 1999, and fiscal 1998 consists of the 52 weeks ended October 31, 1998.

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition
         Revenues from the sale of products are recognized at the point of sale to the Company's customers. Vendor rebates and credits that relate to the Company's buying and merchandising activities are recognized as earned.

         Industry Segment
         The Company operates in one industry segment, the retail sale of food and nonfood products, primarily in the Central New Jersey region.

         Reclassifications
         Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         Fair Value of Financial Instruments
         Cash and cash equivalents, receivables and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock. Determination of the fair value of related party receivables and long-term debt - related party is not practicable due to their related party nature.

         Cash Equivalents
         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Merchandise Inventories
         Merchandise inventories are stated at the lower of cost (first-in, first-out) or market with cost being determined under the retail method. Effective October 31, 1999, the Company adopted the last-in, first-out (LIFO) method of inventory valuation for its grocery and nonfood inventory items. The Company believes that the LIFO method, as applied to these inventory items, results in a better matching of revenues and expenses. Because the October 30, 1999 inventory, which is valued at the first-in, first-out (FIFO) method, is the opening LIFO inventory, there is neither a cumulative effect to October 31, 1999, nor pro forma amounts of retroactive application of changing to the LIFO method. The decision to change to LIFO was made in the third quarter of fiscal year 2000.

         If the FIFO method had been used, inventory at October 28, 2000 would have been $723,000 higher.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         Intangibles
         Intangibles consist of goodwill and favorable operating lease costs. Goodwill is being amortized on a straight-line basis over periods from 15 to 36 years. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases which range from 12 to 24 years.

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

         Advertising
         Advertising costs are expensed as incurred. Advertising expense was $28.4, $28.5 and $16.4 million for the fiscal years 2000, 1999 and 1998, respectively.

         Store Closing Costs
         The costs, net of amounts expected to be recovered, are expensed upon the closing of a store. It is reasonably possible that these estimates may change in the near term. Operating results continue to be reported until a store is closed.

         Recent Accounting Pronouncements
         Effective for fiscal years beginning after June 15, 2000, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. The Company does not expect a significant impact from adopting the provisions of SFAS 133 in fiscal 2001.
                                      F-9

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         Recent  Accounting  Pronouncements - (continued)
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company does not expect a significant impact from adopting the provisions of SAB 101 in fiscal 2001.

         In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14") "Accounting for Certain Sales Incentives," which provides guidance on the accounting of certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. EITF 00-14 is effective for fiscal years beginning after December 15, 1999 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company does not expect a significant impact from adopting the recognition and measurement provisions. The Company currently records sales incentives as part of operating, general and administrative expenses. Upon implementation in fiscal 2001, in accordance with the provisions of EITF 00-14, such sales incentives will be recorded as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses, with no impact on net income.

Note 2 - Concentration of Cash Balance
         As of October 28, 2000 and October 30, 1999, cash balances of approximately $1,173,000 and $898,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
         (FDIC). These balances exceed the insured amount of $100,000.

Note 3 - Receivables and Other Current Assets
                                                     October 28, October 30,
                                                        2000,        1999

           Accounts receivable                       $  3,350     $ 3,334
           Prepaids                                     2,121       1,598
           Rents receivable                                31          70
           Less allowance for uncollectible accounts     (543)       (506)
                                                        --------  ---------
                                                     $  4,959     $ 4,496
                                                        ========  =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 4 - Related Party Transactions
         Wakefern Food Corporation
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. During fiscal 2000 and 1999, the required investment in Wakefern increased. The maximum required investment per store was $550,000 at October 28, 2000, and $500,000 at October 30, 1999. This resulted in a total increase in the investment in Wakefern by $1,039,000 in 2000 and $1,286,000 in 1999 and a related increase in the obligations due Wakefern for the same amount, respectively. This increase in the obligation is non-interest bearing and is payable over the next four years. The Company has a 12.3% investment in Wakefern of $11,805,000 at October 28, 2000, and $10,163,000 at October 30, 1999. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/stockholders of the Company. As of October 28, 2000 and October 30, 1999, the Company was obligated to Wakefern for $3,092,000 and $1,953,000, respectively, for the increase in its required investment (see Note 8 Long-term Debt, Related Party).

         The Company also has an investment of approximately 9.2% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $953,000 and $829,000 at October 28, 2000 and October 30, 1999,
         respectively. During the year ended October 28, 2000, the Company was required to invest an additional $124,000 relating to the opening of two new stores. Insure-Rite, Ltd. provides the Company with liability and property insurance coverage. Insurance premiums paid to Insure-Rite, Ltd. for fiscal years 2000, 1999, and 1998 were $3,528,000, $3,275,000, and $3,031,000, respectively.

         As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated statements of operations. For fiscal 2000, 1999, and 1998, the patronage dividends were $9,273,000, $8,202,000, and $7,438,000, respectively.

         At October 28, 2000 and October 30, 1999, the Company has current receivables due from Wakefern of approximately $8,557,000 and $8,000,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,782,000 and $1,555,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 4 - Related Party Transactions - (continued)
         Wakefern Food Corporation - (continued)
         In September 1987, the Company and all other stockholder members of Wakefern entered into an agreement, as amended in 1992, with Wakefern which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each stockholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a stockholder's stores, merger with another entity or on the transfer of a controlling interest in the stockholder.

         The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $588, $536 and $494 million for the fiscal years 2000, 1999 and 1998, respectively.

         Wakefern charges the Company for, and provides the Company with support services in numerous administrative functions. These services include advertising, insurance, supplies, technical support for communications and in-store computer systems, equipment purchasing, and the coordination of coupon processing.

         In addition to its investment in Wakefern, which carries only voting rights, the Company's Chairman of the Board serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

         Other
         The Company has receivables from related parties that include stockholders, directors, officers, and real estate partnerships. At October 28, 2000 and October 30, 1999, approximately $180,000 and $197,000, respectively, of these receivables consist of notes bearing interest at 9%. These receivables have been classified based upon the scheduled payment terms. The remaining amounts are non-interest bearing, have no repayment terms and are classified based on expected payment dates.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note  5 -   Intangibles
                                                    October 28,     October 30,
                                                        2000          1999
                                                    ------------    -----------
            Goodwill                                    $  3,493     $    3,493
            Favorable operating lease costs                4,685          4,685
                                                       ---------    -----------
                                                           8,178          8,178
            Less accumulated amortization                  4,691          4,339
                                                        ---------    -----------
                                                        $  3,487     $    3,839
                                                        =========    ===========

Note 6 - Accrued Expenses

                                                       October 28,  October 30,
                                                          2000         1999
                                                        -----------  ----------

            Payroll and payroll related expenses      $    5,871     $    5,004
            Insurance                                        909          1,055
            Sales, use and other taxes                     1,214          1,096
            Interest                                         483            107
            Employee benefits                                801            767
            Occupancy costs                                2,033            972
            Real estate taxes                                434            357
            Other                                            733            451
                                                     ------------      --------
                                                    $     12,478      $   9,809
                                                     ============      ========
Note 7 - Long-term Debt
Long-term debt consists of the following:
                                                     October 28,    October 30,
                                                        2000           1999
                                                     -----------      ---------
            Revolving note                          $     2,837      $  10,830
            Term loan                                     8,500          1,500
            Stock redemption note                             -          1,105
            Expansion loan                                    -          1,213
            Capital expenditure facility                  7,758              -
                        Other notes payable              10,004         11,083
                                                     -----------      ---------
                                                         29,099         25,731
Less current portion                                      4,918          2,605
                                                     -----------      ---------
                                                   $     24,181      $  23,126
                                                     ===========      =========
                                      F-13

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         The Company has a Revolving Credit and Term Loan Agreement (the "Agreement") which was amended and assigned to three financial institutions on January 7, 2000. The Agreement is collateralized by substantially all of the Company's assets, provided for a total commitment of $55,000,000 and matures December 31, 2004. The Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Agreement, which have interest rates indexed to LIBOR. The Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility.

         The Revolving Note has an overall availability of $25,000,000 (previously $20,000,000), not to exceed 65% of eligible inventory and provides for availability of up to $4,500,000 for letters of credit. The Revolving Note bears interest at prime plus .50% or LIBOR plus 2.50% (previously prime plus .25% and LIBOR plus 2.25%).

         The Company had a $2,000,000 letter of credit outstanding at October 28, 2000 and October 30, 1999. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $18,863,000 and $7,170,000 at October 28, 2000 and October 30, 1999. As of October 28, 2000 and October 30, 1999, $7,001,000 and $6,197,000 of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

         The Term Loan is $10,000,000 and is payable in quarterly principal installments of $500,000 commencing April 1, 2000 through December 31, 2004. Interest is payable monthly at prime plus .75% or LIBOR plus 2.75%. At October 28, 2000, $8,000,000 of the Term Loan balance was under a six month Eurodollar rate of 9.63%, maturing February 2001.

         The $20,000,000 Capital Expenditure Facility provides for a two year non-restoring commitment to fund equipment purchases for five new stores, with a maximum of $4,000,000 per store. Interest only is due monthly at prime plus .75% or LIBOR plus 2.75% for any amount utilized during the first two years of the commitment. At the end of the two years, any outstanding amounts will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments calculated on a seven year amortization schedule with a balloon payment due at December 31, 2004. A commitment fee of .5% is charged on the unused portion of the Capital Expenditure Facility. During the fiscal year ended October 28, 2000 the Company had borrowed $7,758,000 and had $12,000,000 available under this facility. At October 28, 2000, $7,000,000 of the Capital Expenditure facility was under a three month Eurodollar rate of 9.44%, maturing November 2000, which was renewed through January 2001 at a rate of 9.46%.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)

         The previous outstanding balances under the Term Loan, Stock Redemption Note and Expansion Loan were fully satisfied and replaced by the Agreement. These previous loans had fixed interest rates of 8.38% for the Term Loan and Stock Redemption Note and 9.18% for the Expansion Loan.

         The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios and other financial ratios, as well as limitations on capital expenditures and new debt. For the year ended October 28, 2000, the Company exceeded its capital expenditure and adjusted indebtedness limits, which were waived.

         The prime rate at October 28, 2000 and October 30, 1999 was 9.50% and 8.25%, respectively.

         Other Notes Payable
         Included in other notes payable are the following:
                                                         October 28, October 30,
                                                             2000        1999
                                                         -----------------------
         Note payable to a financing institution, maturing
         October 2004, payable at $56,000 per month
         plus interest at 7.26%, collateralized by related
         equipment.                                         $ 2,663      $ 3,330

         Note payable to a financing institution, maturing
         April 2005, payable at $46,000 per month
         including interest at 7.44%, collateralized by
         related equipment.                                   2,057        2,449

         Note  payable to a financing  institution,  matured
         February  2000, payable at $105,000 per month
         including interest at 10.58%, collateralized by
         related equipment.                                      -           408

         Various equipment loans maturing through
         November 2004, at interest rates ranging from
         5.79% to 9.53%, collateralized by various
         equipment.                                           5,284        4,896
                                                          ----------------------

         Total other notes payable                        $  10,004    $  11,083
                                                          ======================

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         Other Notes Payable - (continued)
         Aggregate maturities of long-term debt are as follows:

           Fiscal Year

              2001                                                 $   4,918
              2002                                                     5,407
              2003                                                     5,254
              2004                                                     5,199
              2005                                                     8,321

Note 8 - Long-term Debt, Related Party
         As of October 28, 2000 and October 30, 1999, the Company was indebted for an investment in Wakefern in the amount of $3,092,000 and $1,953,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

           Fiscal Year

              2001                                                  $     880
              2002                                                        903
              2003                                                        778
              2004                                                        186
              2005                                                        182
              Thereafter                                                  163


Note 9 - Other Long-term Liabilities
                                                       October 28,   October 30,
                                                            2000         1999

            Deferred escalation rent                     $  4,712    $   4,628
            Postretirement benefit cost                     1,580        1,212
            Other                                             759          749
                                                         --------    ---------
                                                         $  7,051    $   6,589
                                                         ========    =========

Note 10 -   Long-term Leases
            Capital Leases
                                                     October 28,   October 30,
                                                         2000          1999

               Real estate                            $  59,909    $   38,218
               Less accumulated amortization             10,313         8,027
                                                        --------     ---------
                                                      $  49,596    $   30,191
                                                        ========     =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 10 -Long-term Leases - (continued)
         Capital Leases - (continued)
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 28, 2000:

          Fiscal Year

             2001                                                   $     5,941
             2002                                                         6,102
             2003                                                         6,158
             2004                                                         6,230
             2005                                                         6,343
             Thereafter                                                 100,205
                                                                       --------
             Total minimum lease payments                               130,979
             Less amount representing interest                           74,467
                                                                       --------
             Present value of net minimum lease payments                 56,512
             Less current maturities                                        664
                                                                        --------
             Long-term maturities                                   $    55,848
                                                                       =========

         Operating Leases
         The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and seven leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $264,000, $248,000, and $229,000 for the fiscal years 2000, 1999, and 1998, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

         Total rental expense for all operating leases consists of:

                                      Fiscal 2000   Fiscal 1999   Fiscal 1998

            Land and buildings      $    10,828       $10,611    $   10,928
            Less subleases               (2,059)       (1,831)       (1,765)
                                       ----------    ----------    -----------
                                       $  8,769    $    8,780    $    9,163
                                       ==========    ==========    ===========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -  Long-term Leases - (continued)
           Operating Leases - (continued)
           The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 28, 2000, are as follows:

                                         Income from
                          Land and    Noncancellable   Net Rental
             Fiscal Year  Buildings      Subleases     Commitment

                2001   $  10,184           $ 2,417        $ 7,767
                2002       9,592             2,048          7,544
                2003       9,133             1,813          7,320
                2004       8,059             1,172          6,887
                2005       7,661               526          7,135
               Thereafter 36,756             2,074         34,682
                        ------------------------------------------
                       $  81,385        $   10,050        $71,335
                        ==========================================

         The Company is presently leasing one of its supermarkets, a garden center, and liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $719,000, $668,000, and $660,000 for the fiscal years 2000, 1999 and 1998, respectively.

Note 11 - Stock Options
         On May 10, 1995, the Company's stockholders approved the Foodarama Supermarkets, Inc. 1995 Stock Option Plan, which provides for the granting of options to purchase up to 100,000 common shares until January 31, 2005, at prices not less than fair market value at the date of the grant. Options granted under the plan vest over a period of three years from the date of grant. At October 28, 2000, no options had been granted.

Note 12- Income Taxes
         The income tax provisions consist of the following:

                                    Fiscal 2000    Fiscal 1999    Fiscal 1998
                                    -----------------------------------------
          Federal:
               Current                 $ 1,621        $ 1,857        $   638
               Deferred                   (411)          (506)            99
          State and local:
               Current                     541             37             49
               Deferred                   (163)          (247)           154
                                    ------------      ---------      --------
                                       $ 1,588       $  1,141        $   940
                                    ============      =========      ========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note  12  - Income Taxes - (continued)
            The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                           Fiscal 2000  Fiscal 1999  Fiscal 1998
                                           -------------------------------------

    Tax provision at the statutory rate         34.0  %       34.0 %      34.0 %
    State and local income tax provision,
     net of federal income tax                   5.9  %        5.9 %       5.9 %
    Goodwill amortization not deductible
     for tax purposes                            1.3  %        1.8 %       1.8 %
    Tax credits                                  (.7) %       (1.0)%         - %
    Adjustment to prior years tax provision     (1.0) %       (5.1)%      (5.4)%
    Other                                         .5  %        1.4 %      (1.7)%
                                            -----------       ------      ------
    Actual tax provision                        40.0%         37.0 %      34.6 %
                                             ==========       ======      ======

    Net deferred tax assets and liabilities consist of the following:

                                                 October 28, October 30,
                                                      2000       1999
                                                 -----------------------
      Current deferred tax assets:
         Deferred gains on sale/leaseback          $     138   $     152
         Allowances for uncollectible receivables        301         279
         Inventory capitalization                          8           7
         Closed store reserves                           570         151
         Vacation accrual                                365         284
         Accrued post-employment                         162         151
         Accrued post-retirement                         640         491
         Tax credits                                       -          27
         Other                                            37          37
                                                      -------    --------
                                                       2,221       1,579
                                                      -------    --------
      Current deferred tax liabilities:
         Prepaids                                       (335)       (316)
         Patronage dividend receivable                (2,073)     (1,921)
         Accelerated real estate taxes                  (174)       (169)
         Prepaid pension                                (753)       (546)
         Other                                             -        (168)
                                                      -------    --------
                                                      (3,335)     (3,120)
                                                      -------    --------
      Current deferred tax liability               $  (1,114)   $  (1,541)
                                                   ==========    =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 12 - Income Taxes - (continued)
                                                      October 28,   October 30,
                                                           2000          1999
                                                       ----------------------
            Noncurrent deferred tax assets:
               Lease obligations                     $    2,811    $   2,168
               State loss carryforward                       53           73
                                                         -------    ---------
                                                          2,864        2,241
            Valuation allowance                             (53)         (73)
                                                         --------   ---------
                                                          2,811        2,168
                                                         --------   ---------
            Noncurrent deferred tax liabilities:
               Depreciation                               (4,524)      (3,953)
               Pension obligations                          (523)        (435)
               Other                                        (349)        (512)
                                                         ---------  ----------
                                                          (5,396)      (4,900)
                                                         ---------  ----------
         Noncurrent deferred tax liability             $  (2,585)   $  (2,732)
                                                         =========  ==========
         State loss carryforwards expire through October 2009.

Note 13 - Commitments and Contingencies
         Legal Proceedings
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Guarantees
         The Company remains contingently liable under leases assumed by third parties. As of October 28, 2000, the minimum annual rental under these leases amounted to approximately $1,606,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

Note 14 -Retirement and Benefit Plans
         Defined Benefit Plans
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of October 28, 2000 and October 30, 1999, the plans' assets included common stock of the Company with a fair value of $702,000 and $1,065,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 14 - Retirement and Benefit Plans - (continued)
          Defined Benefit Plans - (continued)
          A summary of the plans funded status and the amounts recognized in the consolidated balance sheet as of October 28, 2000 and October 30, 1999 follows:

                                                        October 28,  October 30,
                                                            2000        1999
                                                       -------------------------
            Change in benefit obligation
               Benefit obligation - beginning of year   $ (5,936)    $  (6,121)
               Service cost                                  (63)          (71)
               Interest cost                                (449)         (447)
               Actuarial gain (loss)                         200            38
               Benefits paid                                 476           665
                                                          ---------------------
               Benefit obligation - end of year           (5,772)       (5,936)
                                                          ---------------------

            Change in plan assets
               Fair value of plan assets-beginning of year 6,433         6,643
               Actual return (loss) on plan assets          (342)          250
               Employer contributions                        559           205
               Benefits paid                                (476)         (665)
                                                          ---------------------
               Fair value of plan assets - end of year     6,174         6,433
                                                         ---------------------

            Funded status                                    402          497

            Unrecognized prior service cost                  236          273

            Unrecognized net loss from past
             experience different from that assumed        1,233          593

            Unrecognized transition asset                    (11)         (16)
                                                          --------------------

            Prepaid pension cost                         $ 1,860      $ 1,347
                                                          =====================

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 14 - Retirement and Benefit Plans - (continued)
          Defined Benefit Plans - (continued)
          Pension expense consists of the following:
                                            Fiscal 2000  Fiscal 1999 Fiscal 1998
                                            ------------------------------------
          Service cost - benefits earned during
          the period                           $      63   $     71    $     36
          Interest expense on benefit obligation     449        447         404
          Expected return on plan assets            (506)      (522)       (471)
          Amortization of prior service costs         37         37          37
          Amortization of unrecognized net loss (gain) 8         35           -
          Amortization of unrecognized transition
          obligation (asset)                          (5)        (5)         (5)
                                                 -----------------------------
         Total pension expense                  $     46    $    63    $      1
                                                 ===============================

         The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 7.75% to 8.00% at October 28, 2000 and 6.75% to 7.25% at October 30, 1999. The expected long-term rate of return on plan assets was 8% at October 28, 2000 and October 30, 1999, respectively.

         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

         At October 31, 1998, the accumulated benefit obligation exceeded the fair value of the plans' assets in the plan covering members of one union. The provisions of SFAS 87, "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 31, 1998, a liability of $188,000 was included in other long-term liabilities, an intangible asset equal to the prior service cost of $53,000 is included in other assets, and a charge of $81,000 net of deferred taxes of $54,000 is reflected as a minimum pension liability in stockholders' equity in the Consolidated Balance Sheet. These amounts were reversed during fiscal 1999.

         Multi-Employer Plans
         Health, welfare, and retirement expense was approximately $9,155,000 in fiscal 2000, $8,276,000 in fiscal 1999 and $7,804,000 in fiscal 1998 under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 14- Retirement and Benefit Plans - (continued)
         401(k)/Profit Sharing Plan
         The Company maintains an employee 401(k) Savings Plan for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age
         21. Employee contributions are discretionary to a maximum of 15% of compensation. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2% for fiscal years 2000, 1999 and 1998. 401(k) expense for the fiscal years 2000, 1999, and 1998 was approximately $507,000, $480,000 and $480,000, respectively.

Note 15- Other Postretirement and Postemployment Benefits
         Postretirement Benefits
         The Company will provide certain current officers and provides former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October 28, 2000 and October 30, 1999, respectively.
         The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

         A summary of the plan's funded status and the amounts recognized in the balance sheet as of October 28, 2000 and October 30, 1999, follows:

                                                      October 28,    October 30,
                                                           2000        1999
         Change in benefit obligation
          Benefit obligation - beginning of year      $   (2,062)  $    (1,875)
          Service cost                                       (89)          (73)
          Interest cost                                     (174)         (123)
          Actuarial gain (loss)                             (352)          (33)
          Benefits paid                                       47            42
                                                          --------    --------
         Benefit obligation - end of year                 (2,630)       (2,062)
                                                          ---------   --------

         Change in plan assets
          Fair value of plan assets - beginning of year        -             -
          Actual return on plan assets                         -             -
          Employer contributions                              47            42
          Benefits paid                                      (47)          (42)
                                                          ---------     -------
         Fair value of plan assets - end of year               -             -
                                                          ---------     -------

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)



Note 15 - Other Postretirement and Postemployment Benefits - (continued) Postretirement Benefits - (continued)

                                                        October 28,  October 30,
                                                            2000         1999
                                                        ------------------------
                Funded status                               (2,630)     (2,062)

                Unrecognized prior service cost                 11          13

                Unrecognized net loss from past experience
                different from that assumed                  1,039         837
                                                           -------------------
                Accrued postretirement benefit cost       $ (1,580)   $ (1,212)
                                                           ===================

         Net postretirement benefit expense consists of the following:

                                             Fiscal 2000 Fiscal 1999 Fiscal 1998
                                             -----------------------------------

            Service cost - benefits earned
             during the period                   $    89     $    73     $    39
            Interest expense on benefit obligation   174         123          88
            Expected return on plan assets             -           -           -
            Amortization of prior service costs        2           2           2
            Amortization of unrecognized net
             loss (gain)                             149          81          30
            Amortization of unrecognized
             transition obligation (asset)             -           -           -
                                               ---------------------------------

            Postretirement benefit expense       $   414     $   279     $   159
                                               =================================

         The assumed discount rate used in determining the postretirement benefit obligation as of October 28, 2000 and October 30, 1999 was 7.75%. The weighted average rate of compensation increase as of October 28, 2000 and October 30, 1999 was 4%.

         Postemployment Benefits
         Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of October 28, 2000 and October 30, 1999, was $401,000 and $374,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)



Note 16 - Earnings Per Share
                                            Fiscal 2000 Fiscal 1999 Fiscal 1998
                                           -----------------------------------

Net income available to common stockholders    $ 2,382     $ 1,945     $ 1,780
                                             =================================

Basic EPS                                      $  2.13     $  1.74     $  1.59
                                             =================================
Dilutive EPS                                   $  2.13     $  1.74    $   1.59
                                             =================================

Weighted average shares outstanding          1,117,290   1,117,290   1,117,290
                                             ===================================

Note 17- Noncash Investing and Financing Activities
         During fiscal 2000, capital lease obligations of $21,691,000 were incurred when the Company entered into leases for two new stores. During fiscal 1999, the Company modified one of its capitalized leases, resulting in an increase of $5,865,000 in property under capitalized leases and capitalized lease obligations. In fiscal 1998, a capital lease obligation of $12,910,000 was incurred when the Company entered into a lease for a new store.

         During fiscal 2000, the required investment in Wakefern increased from a maximum per store of $500,000 to $550,000. This resulted in an increase of $1,039,000 in the investment and obligations due Wakefern. During fiscal 1999, the required investment in Wakefern increased from a maximum per store of $450,000 to $500,000. This resulted in a increase of $1,286,000 in the investment and obligations due Wakefern.

         The Company was required to make an additional investment in Wakefern of $500,000 and $103,000 for a new store and a replacement store, respectively, which opened during fiscal 2000. In conjunction with the investment, liabilities were assumed for the same amount. In fiscal 1998, $450,000 was invested in Wakefern, and liabilities assumed, for a new store.

         During fiscal 2000, the Company was required to invest an additional $124,000 in Insure-Rite, Ltd. In conjunction with the investment, liabilities were assumed for the same amount.

         During fiscal 2000 and 1999, the Company financed equipment purchased for $1,527,000 and $520,000, respectively.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 18 - Unaudited Summarized Consolidated Quarterly Information
          Summarized quarterly information for the years ended October 28, 2000 and October 30, 1999, was as follows:

                                            Thirteen Weeks Ended

                                    January 29, April 29,  July 29,  October 28,
                                        2000       2000      2000       2000
                                  ----------------------------------------------

            Sales                 $  216,222    $217,209  $ 228,475    $224,334
            Gross profit              55,149      56,919     59,460      58,310
            Net income                   784         335        636         627
            Earnings available per
            basic and diluted share      .70         .30        .57         .56


                                              Thirteen Weeks Ended

                                 January 30,    May 1,    July 31,  October 30,
                                     1999        1999       1999       1999
                                 ----------------------------------------------

            Sales                $  203,607    $195,420   $203,243    $197,423
            Gross profit             52,877      51,724     52,768      50,733
            Net income                  535         377        421         612
            Earnings available per
             basic and diluted share    .48         .34        .38         .54

                                                                     Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
   Fiscal Years Ended October 28, 2000, October 30, 1999 and October 31, 1998
                                 (In thousands)



                                               Additions
                                          --------------------
                                Balance
                                   at     Charge to  Charge to           Balance
                                beginning costs and  other               at end
Description                     of year   expenses   accounts Deductions of Year
--------------------------------------------------------------------------------
Fiscal year ended October 28, 2000:
Allowance for doubtful
accounts (deducted from
receivables and other
current assets)                   $  506    $ 143    $    -   $ 106 (1)   $  543
                                  =======   ======   =======  ==========  ======

Fiscal year ended October 30, 1999:
Allowance for doubtful
accounts (deducted from
receivables and other
current assets)                   $  402    $ 199    $    -   $  95 (1)   $  506
                                  =======   ======   =======  ==========  ======

Fiscal year ended October 31, 1998:
Allowance for doubtful
accounts (deducted from
receivables and other
current assets)                   $ 473    $  149    $    -   $ 220 (1)   $  402
                                  ======   =======   =======  ==========  ======


(1)  Accounts deemed to be uncollectible.
                                      S-1

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

      viii. Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the Registrant and Wakefern Food Corporation is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.

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

     ****x. Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

---------------------------------------------------------------------------
*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

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

     xviii. Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2000 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 10-K for the year ended October 30, 1999 filed with the Securities and Exchange Commission on January 27, 2000.

       xix. Restatement of Supplemental Executive Retirement Plan, dated as of January 1, 1998, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 24, 2000, filed with the Securities and Exchange Commission on March 9, 2000.

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