Form 10-Q
period 2001-01-27
FOODARAMA SUPERMARKETS INC
filed 2001-03-09
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the Quarterly period ended January 27, 2001

                        Commission file number 1-5745-1

                              FOODARAMA SUPERMARKETS, INC.
                 -------------------------------------------------
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

                                    Yes X      No
                                      ------ ------

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
            CLASS                                    March 2, 2001
         ------------                               ---------------

         Common Stock                               1,117,290 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                     Item 1.       Financial Statements

                                   Unaudited Consolidated Condensed Balance
                                   Sheets January 27, 2001 and October 28, 2000

                                   Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended January 27, 2001 and January 29, 2000

                                   Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended January 27, 2001 and January 29, 2000

                                   Notes to the Unaudited Consolidated Condensed Financial Statements

                     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 PART II.  OTHER INFORMATION
                     Item 6.       Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I FINANCIAL INFORMATION


FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                               January 27,       October 28,
                                                  2001              2000
                                               (Unaudited)           (1)
ASSETS

Current assets:
 Cash and cash equivalents                      $ 9,683               $ 3,977
 Merchandise inventories                         43,622                42,765
 Receivables and other current assets             5,475                 4,959
 Prepaid income taxes                              -                      398
 Related party receivables - Wakefern             5,358                 8,557
 Related party receivables - other                   49                    15
                                               --------                -------

                                                 64,187                60,671
                                               --------                -------

Property and equipment:
 Land                                               308                   308
 Buildings and improvements                       1,220                 1,220
 Leasehold improvements                          37,092                36,931
 Equipment                                       97,566                96,452
 Property under capital leases                   59,909                59,909
 Construction in progress                         1,619                 1,513
                                              ----------              -------

                                                197,714               196,333
 Less accumulated depreciation and
  amortization                                   90,542                87,487
                                               ---------              -------

                                                107,172               108,846
                                               ---------              -------

Other assets:
 Investments in related parties                  12,758                12,758
 Intangibles                                      3,399                 3,487
 Other                                            3,200                 3,469
 Related party receivables - Wakefern             1,838                 1,782
 Related party receivables - other                  181                   172
                                                --------               ------
                                                 21,376                21,668
                                                -------               -------

                                               $192,735              $191,185
                                               ========              ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                               January 27,       October 28,
                                                 2001                2000
                                               (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,602          $   4,918
 Current portion of long-term debt,
  related party                                     891                880
 Current portion of obligations under
  capital leases                                    706                664
 Current income taxes payable                       181                  -
 Deferred income tax liability                    1,114              1,114
 Accounts payable:
  Related party-Wakefern                         39,484             34,051
  Others                                          7,766              7,781
 Accrued expenses                                11,700             12,478
                                              ---------          ---------

                                                 66,444             61,886
                                              ----------         ----------

Long-term debt                                   20,179             24,181
Long-term debt, related party                     1,987              2,212
Obligations under capital leases                 55,649             55,848
Deferred income taxes                             2,767              2,585
Other long-term liabilities                       7,119              7,051
                                              ----------         ----------

                                                 87,701             91,877
                                              ----------         ----------

Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,767
  shares; outstanding 1,117,290 shares            1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               41,246             40,078
                                              ----------         ----------

                                                 45,219             44,051
 Less 504,477 shares held
  in treasury, at cost                            6,629              6,629
                                              ----------         ----------

                                                 38,590             37,422
                                              ----------         ----------

                                              $ 192,735          $ 191,185
                                              ==========         ==========



(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)

                                                    13 Weeks Ended

                                                January 27,     January 29,
                                                    2001           2000
                                               -------------  -------------

Sales                                           $ 238,594       $ 211,541

Cost of merchandise sold                          180,493         161,073
                                                ----------      ----------

Gross profit                                       58,101          50,468

Operating, general and
 administrative expenses                           54,149          47,865
                                                -----------     -----------

Income from operations                              3,952           2,603
                                                -----------     -----------

Other (expense) income:
  Interest expense                                 (2,083)         (1,374)
  Interest income                                      79              78
                                                -----------     -----------

                                                   (2,004)         (1,296)
                                                -----------     -----------
Earnings before income tax provision                1,948           1,307

Income tax provision                                 (780)           (523)
                                                ----------      -----------

Net income                                      $   1,168       $     784
                                                ==========      ===========

Per share information:

Net income per common share, basic
 and diluted                                    $    1.05       $     .70
                                                ==========      ==========

Weighted average number of common
  shares outstanding                            1,117,290       1,117,290
                                                ==========      ==========

Dividends per common share                         -0-              -0-
                                               ==========      ==========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited (in thousands)

                                                       13 Weeks Ended
                                                 January 27,     January 29,
                                                   2001             2000
                                                -------------    --------------

Cash flows from operating activities:
  Net income                                     $   1,168          $   784
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     3,056            2,692
    Amortization, intangibles                           88               88
    Amortization, deferred financing costs              64               71
    Amortization, deferred rent escalation             (15)              21
    Provision to value inventory at LIFO               142              166
    Deferred income tax (benefit)                      182             (186)
    (Increase) decrease in
      Merchandise inventories                         (999)          (2,201)
      Receivables and other current assets            (516)             220
      Prepaid income taxes                             398                -
      Other assets                                     213            1,046
      Related party receivables-Wakefern             3,143            3,547
    Increase (decrease) in
      Accounts payable                               5,418            8,738
      Income taxes payable                             181             (342)
      Other liabilities                               (695)             503
                                                 ----------         --------
                                                    11,828           15,147
                                                 ----------         --------
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                    (1,284)            (756)
  Cash paid for construction in progress              (106)          (6,191)
  (Increase) decrease in related party
   receivables-other                                   (43)               8
                                                 -----------        --------
                                                    (1,433)          (6,939)
                                                 -----------        --------
Cash flows from financing activities:
  Proceeds from issuance of debt                         -           11,400
Principal payments under long-term debt             (4,318)         (15,498)
  Principal payments under capital
   lease obligations                                  (157)            (119)
  Principal payments under long-term
   debt, related party                                (214)            (126)
  Deferred financing costs                               -             (877)
                                                 ----------         --------
                                                    (4,689)          (5,220)
                                                 ----------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS              5,706            2,988

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       3,977            4,094
                                                 ----------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   9,683          $ 7,082
                                                 ==========         =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of or for the period ending January 27, 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 28, 2000 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 28, 2000.

At both January 27, 2001 and October 28, 2000, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $865,000 and $723,000 higher than reported at January 27, 2001 and October 28, 2000, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.


Note 2   Adoption of New Accounting Standards

Accounting for Certain Sales Incentives

Effective October 29, 2000 the Company adopted the Emerging Issues Task Force Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. In accordance with the provisions of EITF 00-14 the Company recorded those sales incentives covered by EITF 00-14 as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses, with no impact on the Company's net income. Prior year amounts have been reclassified to conform with the current year presentation. Sales incentives, relating to this change in presentation, amounted to $5,472,000 and $4,681,000 for the quarters ended January 27, 2001 and January 29, 2000, respectively.

Accounting for Derivative Instruments and Hedging Activities

Effective October 29, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments. Therefore, there was no significant impact from adopting the provisions of SFAS 133 in the quarter ended January 27, 2001.

Revenue Recognition in Financial Statements

Effective October 29, 2000 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. There was no significant impact from adopting the provisions of SAB 101 in the quarter ended January 27, 2001.


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $55,000,000, including a revolving credit facility (the "Revolving Note") of up to $25,000,000, a term loan ("the Term Loan") in the amount of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 27, 2001 the Company owed $8,000,000 on the Term Loan and $7,757,628 under the Capex Facility. The Term Loan is to be paid in quarterly principal payments of $500,000 through December 31, 2004. The revolving credit facility also matures December 31, 2004 and the Capex facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .50% for the first two years of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004. Interest rates float on the revolving credit facility, Term Loan and Capex
Facility  at  the  Base  Rate  (defined   below)  plus  .50%,   .75%  and  .75%,
respectively. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures and the amount of additional indebtedness that the Company may incur, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.
                                       8

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of January 27, 2001:

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)
---------                 ---------                ---------------------
Adjusted EBITDA (1)      Greater than $13,500,000      $ 19,545,000
Leverage Ratio (1)       Less than 3.5 to 1.00         1.42 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.20 to 1.00     1.47 to 1.00
Adjusted Capex (2)       Less than $9,250,000 (3)      $  1,284,000 (4)
Store Project Capex      Less than $29,096,000 (3)     $    106,000 (4)

(1) Excludes obligations under capitalized leases and interest expense and depreciation expense attributable to capitalized leases.
(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.
(3) Represents limitations on capital expenditures for fiscal 2001.
(4) Represents capital expenditures for the quarter ended January 27, 2001.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At January 27, 2001, the Company had a working capital deficiency of $2,257,000 compared to deficiencies of $1,215,000 at October 28, 2000 and $6,743,000 at January 29, 2000. Cash and cash equivalents improved as the result of the collection of the fiscal 2000 patronage dividend receivable from Wakefern and the deferral of accounts payable relating to promotional programs. As the deferred payables are paid in the second quarter, cash and cash equivalents will return to historical levels.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      January 27, 2001    97 to 1.0
      October 28, 2000   .98 to 1.0
      January 29, 2000   .89 to 1.0

Cash flows (in millions) were as follows:

                                 Thirteen Weeks Ended
                           1/27/01                 1/29/00

Operating activities...    $11.8                  $ 15.1
Investing activities...     (1.4)                   (6.9)
Financing activities...     (4.7)                   (5.2)
                           ------                   -----

       Totals              $ 5.7                   $ 3.0
                           ======                  ======

The Company had $21,700,000 of available credit, at January 27, 2001, under its revolving credit facility. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2001.

For the 13 weeks ended January 27, 2001 depreciation was $3,056,000 while capital expenditures totaled $1,390,000, compared to $2,692,000 and $6,947,000 respectively in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the two new locations opened in fiscal 2000, as well as two additional capitalized real estate leases. The decline in capital expenditures was due to the acquisition in fiscal 2000 of equipment and leasehold improvements for the two locations opened in the second quarter of fiscal 2000 with no comparable expenditures in fiscal 2001.


Results of Operations (13 weeks ended January 27, 2001 compared to 13 weeks ended January 29, 2000)

Sales:

Sales for the current period totaled $238.6 million as compared to $211.5 million in the prior year period. Same store sales from the twenty stores in operation in both periods increased 3.5%.

Sales for the current quarter included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales increased to 24.4% of sales compared to 23.9% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.6 million in the current year period compared to $1.4 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the two new locations.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 22.7% versus 22.6% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .49%, occupancy increased .05%, other store expenses, which included Wakefern support services and sanitation expense, increased .09% and supplies increased .05%. These increases were partially offset by decreases in selling expense of .16%, corporate administrative expense of .24% and pre-opening costs of .17%. Pre-opening costs were for the new Branchburg, New Jersey store opened in February 2000.

Interest Expense:

Interest expense increased to $2,083,000 from $1,374,000, while interest income was $79,000 compared to $78,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,168,000 in the current year period compared to $784,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,145,000 as compared to $5,475,000 in the prior year period. Net income per common share, both basic and diluted, was $1.05 in the current period compared to $.70 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

                                     PART II


OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K
               (a)  Exhibits:

                          Exhibit (27) - Financial Data Schedule

               (b)  Reports on Form 8-K
                       December 4, 2000 - Foodarama Supermarkets, Inc. issues a press release discussing the bankruptcy filing of Big V Supermarkets, Inc., a member of Wakefern Food Corporation - press release dated November 29, 2000 filed as an exhibit.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FOODARAMA SUPERMARKETS, INC.
                                                      (Registrant)


Date:  March 9, 2001                           /S/    MICHAEL SHAPIRO
                                               -----------------------------
                                                      (Signature)
                                              Michael Shapiro
                                              Senior Vice President
                                              Chief Financial Officer


Date:  March 9, 2001                           /S/   THOMAS H. FLYNN
                                               ----------------------------
                                                      (Signature)
                                               Thomas H. Flynn
                                               Director of Accounting
                                               Principal Accounting Officer