Form 10-Q
period 2001-04-28
FOODARAMA SUPERMARKETS INC
filed 2001-06-08
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                               FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Quarterly period ended April 28, 2001

                    Commission file number 1-5745-1

                      FOODARAMA SUPERMARKETS, INC.
         ------------------------------------------------------
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

                         Yes  X       No ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
       CLASS                                         June 1, 2001
    ------------                                    --------------

    Common Stock                                    1,117,290 shares
    $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                      Item 1.    Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets April 28, 2001 and October 28, 2000

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended April 28, 2001 and April 29, 2000

                                 Unaudited Consolidated Condensed Statements of Operations for the twenty six weeks ended April 28, 2001 and April 29, 2000

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the twenty six weeks ended April 28, 2001 and April 29, 2000

                                 Notes to the Unaudited Consolidated Condensed
Financial Statements

                     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 PART II.  OTHER INFORMATION
                     Item 5.     Other Information
                     Item 6.     Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
                                        2

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                         April 28,   October 28,
                                                           2001         2000
                                                       (Unaudited)      (1)
ASSETS

Current assets:
 Cash and cash equivalents                               $  5,779       $  3,977
 Merchandise inventories                                   41,548         42,765
 Receivables and other current assets                       5,565          4,959
 Prepaid income taxes                                        --              398
 Related party receivables - Wakefern                       4,939          8,557
 Related party receivables - other                             25             15
                                                         --------       --------

                                                           57,856         60,671
                                                         --------       --------

Property and equipment:
 Land                                                         308            308
 Buildings and improvements                                 1,220          1,220
 Leasehold improvements                                    37,898         36,931
 Equipment                                                100,511         96,452
 Property under capital leases                             59,909         59,909
 Construction in progress                                   2,296          1,513
                                                         --------       --------

                                                          202,142        196,333
 Less accumulated depreciation and
 amortization                                              93,651         87,487
                                                         --------       --------

                                                          108,491        108,846
                                                         --------       --------

Other assets:
 Investments in related parties                            12,758         12,758
 Intangibles                                                3,311          3,487
 Other                                                      2,901          3,469
 Related party receivables - Wakefern                       1,895          1,782
 Related party receivables - other                            197            172
                                                         --------       --------
                                                           21,062         21,668
                                                         --------       --------

                                                         $187,409       $191,185
                                                         ========       ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                             April 28,          October 28,
                                                 2001               2000
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   4,900          $   4,918
 Current portion of long-term debt,
  related party                                     891                880
 Current portion of obligations under
  capital leases                                    765                664
 Current income taxes payable                       605                  -
 Deferred income tax liability                    1,114              1,114
 Accounts payable:
  Related party-Wakefern                         31,642             34,051
  Others                                          8,492              7,781
 Accrued expenses                                13,374             12,478
                                              ---------          ---------

                                                 61,783             61,886
                                              ---------          ---------

Long-term debt                                   18,760             24,181
Long-term debt, related party                     1,756              2,212
Obligations under capital leases                 55,430             55,848
Deferred income taxes                             2,903              2,585
Other long-term liabilities                       7,224              7,051
                                              ---------         ----------

                                                 86,073             91,877
                                              ---------         ----------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 1,117,290 shares                   1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               42,209             40,078
                                              ---------          ---------

                                                 46,182             44,051
 Less 504,477 shares held in treasury,
 at cost                                          6,629              6,629
                                              ---------          ---------
                                                 39,553             37,422
                                              ---------          ---------

                                              $ 187,409          $ 191,185
                                              =========          =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                           13 Weeks Ended

                                                      April 28,       April 29,
                                                        2001           2000
                                                     -----------     ---------

Sales                                              $   223,926      $   211,638

Cost of merchandise sold                               168,301          160,546
                                                     ---------       ----------

Gross profit                                            55,625           51,092

Operating, general and
 administrative expenses                                52,187           48,996
                                                     ---------       ----------

Income from operations                                   3,438            2,096
                                                     ---------       ----------

Other (expense) income:
  Interest expense                                      (1,907)          (1,604)
  Interest income                                           74               67
                                                     ---------       ----------
                                                        (1,833)          (1,537)

Earnings before income tax provision                     1,605              559

Income tax provision                                      (642)            (224)
                                                     ---------       ----------


Net income                                         $       963      $       335
                                                     =========       ==========

Per share information:

Net income per common share,
  basic and diluted                                $       .86      $       .30
                                                     =========       ==========

Weighted average number of common
  shares outstanding                                 1,117,290        1,117,290
                                                   ===========      ===========
Dividends per common share                                 -0-              -0-
                                                   ===========      ===========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                            26 Weeks Ended

                                                       April 28,      April 29,
                                                         2001           2000
                                                    -----------    ------------

Sales ........................................     $   462,520      $   423,179

Cost of merchandise sold .....................         349,066          321,876
                                                   -----------      -----------

Gross profit .................................         113,454          101,303

Operating, general and
 administrative expenses .....................         106,064           96,604
                                                   -----------      -----------

Income from operations .......................           7,390            4,699
                                                   -----------      -----------

Other (expense) income:
  Interest expense ...........................          (3,990)          (2,978)
  Interest income ............................             153              145
                                                   -----------      -----------
                                                        (3,837)          (2,833)

Earnings before income tax provision .........           3,553            1,866

Income tax provision .........................          (1,422)            (747)
                                                   -----------      -----------

Net income ...................................     $     2,131      $     1,119
                                                   ===========      ===========

Per share information:

Net income per common share,
  basic and diluted ..........................     $      1.91      $      1.00
                                                   ===========      ===========

Weighted average number of common
  shares outstanding .........................       1,117,290        1,117,290
                                                   ===========      ===========
Dividends per common share ...................             -0-              -0-
                                                   ===========      ===========


See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                     26 Weeks Ended
                                                 April 28,   April 29,
                                                   2001        2000
                                                ----------------------
Cash flows from operating activities:
  Net income                                    $   2,131    $  1,119
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                    6,165       5,494
    Amortization, intangibles                         176         176
    Amortization, deferred financing costs            126         124
    Amortization, deferred rent escalation            (30)         42
    Provision to value inventory at LIFO              402         333
    Deferred income tax (benefit)                     318        (333)
    (Increase) decrease in
      Merchandise inventories                         815      (4,124)
      Receivables and other current assets           (606)        109
      Prepaid income taxes                            398           -
      Other assets                                    449         634
      Related party receivables-Wakefern            3,505       2,973
    Increase (decrease) in
      Accounts payable                             (1,698)      5,360
      Income taxes payable                            605        (121)
      Other liabilities                             1,099       1,529
                                                 ---------   ---------

                                                   13,855      13,315
                                                 ---------   ---------
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                   (5,034)     (9,908)
  Cash paid for construction in progress             (783)       (410)
  (Increase)decrease in related party
   receivables-other                                  (35)         12
                                                 ---------   ---------

                                                   (5,852)    (10,306)
                                                 ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                        -      16,421
  Principal payments under long-term debt          (5,439)    (16,655)
  Principal payments under capital
   lease obligations                                 (317)       (369)
  Principal payments under long-term
   debt, related party                               (445)       (315)
  Deferred financing costs                              -        (878)
                                                 ---------   ---------
                                                   (6,201)     (1,796)
                                                 ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS             1,802       1,213

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,977       4,094
                                                 ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  5,779    $  5,307
                                                 =========   =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, April 28, 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 28, 2000 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 28, 2000.

At both April 28, 2001 and October 28, 2000, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $1,125,000 and $723,000 higher than reported at April 28, 2001 and October 28, 2000, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards

Accounting for Certain Sales Incentives

Effective October 29, 2000 the Company adopted the Emerging Issues Task Force Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. In accordance with the provisions of EITF 00-14 the Company recorded those sales incentives covered by EITF 00-14 as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses, with no impact on the Company's net income. Prior year amounts have been reclassified to conform with the current year presentation. Sales incentives, relating to this change in presentation, amounted to $4,133,000 and $5,571,000 for the quarters ended April 28, 2001 and April 29, 2000, respectively and $9,605,000 and $10,252,000 for the six months ended April 28, 2001 and April 29, 2000, respectively.

Accounting for Derivative Instruments and Hedging Activities

Effective October 29, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments. Therefore, there was no significant impact from adopting the provisions of SFAS 133 in the quarter or six months ended April 28, 2001.

Revenue Recognition in Financial Statements

Effective October 29, 2000 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. There was no significant impact from adopting the provisions of SAB 101 in the quarter or six months ended April 28, 2001.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

As of May 11, 2001, the Company and its lenders amended the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of $58,000,000, including a revolving credit facility (the "Revolving Note") of up to $28,000,000, a term loan (the "Term Loan") in the amount of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000.

The amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note to $28,000,000 from $25,000,000, subject to the borrowing base limitation of 65% of eligible inventory; (b) reallocates the amount of permitted new indebtedness for fiscal year 2001 to fiscal year 2002 to more closely meet the Company's projected borrowing needs; (c) reallocates the limitations on indebtedness attributable to capitalized lease obligations over the term of the Credit Agreement to more closely track new real estate lease obligations; (d) permits capital expenditures relating to New/Replacement Store Projects over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (e) extends the expiration date of the period during which the Company may borrow against the Capex Facility to June 30, 2002; (f) allows the Company to repurchase its common stock for an aggregate purchase price not to exceed $5,000,000 subject to certain conditions and limitations; (g) allows for loans to employees not to exceed $50,000 in the aggregate; and (h) amends certain definitions. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified. As of April 28, 2001 the Company owed $7,500,000 on the Term Loan and $7,757,628 under the Capex Facility. See Item 5. Other Information, of this Quarterly Report on Form 10-Q for a description of the Company's plan to repurchase shares of its Common Stock.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of April 28, 2001:
                                                        Actual
Financial                Credit                  (As defined in the
Covenant                Agreement                 Credit Agreement)

Adjusted EBITDA (1)      Greater than $13,500,000    $ 21,738,000
Leverage Ratio  (1)      Less than 3.5 to 1.00       1.21 to 1.00

Debt Service Coverage
 Ratio                   Greater than 1.20 to 1.00   1.77 to 1.00
Adjusted Capex  (2)      Less than $9,250,000  (3)   $  5,034,000 (4)
Store Project Capex      Less than $13,000,000 (3)   $    783,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3)  Represents limitations on capital expenditures for fiscal 2001.

(4)   Represents capital expenditures for the 26 weeks ended April 28, 2001.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At April 28,2001, the Company had a working capital deficiency of $3,927,000 compared to deficiencies of $1,215,000 at October 28, 2000 and $3,958,000 at April 29, 2000.

The decline in working capital from October 28, 2000 was primarily due to the collection of $3,618,000 of current related party receivables, which were used to reduce the Revolving Note which is classified as long-term borrowings.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

April 28, 2001        .94 to 1.0
October 28, 2000      .98 to 1.0
April 29, 2000        .93 to 1.0

Cash flows (in millions) were as follows:

                               Twenty Six Weeks Ended
                          4/28/01                 4/29/00

Operating activities...    $13.9                   $13.3
Investing activities...     (5.9)                  (10.3)
Financing activities...     (6.2)                  ( 1.8)
                           ------                  ------
       Totals              $ 1.8                   $ 1.2
                           ======                  ======

The Company had $21,650,000 of available credit, at April 28, 2001, under its revolving credit facility. The amounts available under the Credit Agreement will adequately meet our operating needs, funding requirements for planned stock purchases, scheduled capital expenditures and debt service for fiscal 2001.

For the 26 weeks ended April 28, 2001, depreciation was $6,165,000 while capital expenditures totaled $5,817,000, compared to $5,494,000 and $10,318,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the two new locations opened in fiscal 2000, as well as two additional capitalized real estate leases. The decline in capital expenditures was due to the acquisition in fiscal 2000 of equipment and leasehold improvements for the two locations opened in the second quarter of fiscal 2000 compared to capital expenditures for one major remodeling in fiscal 2001.


Results of Operations    (13 weeks ended April 28, 2001 compared to 13
                           weeks ended April 29, 2000)

Sales:

Same store sales from the twenty one stores in operation in both periods increased 2.6%. Sales for the current period totaled $223.9 million as compared to $211.6 million in the prior year period.

Sales for the current quarter included the operations of one new location opened in April 2000 which replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales increased to 24.8% of sales compared to 24.1% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.5 million in the current period compared to $1.4 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, the contribution of the new location and the completion of promotional programs initiated by the Company for the new locations opened in the prior year period, partially offset by the completion of Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 23.3% versus 23.2% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, other store expenses, which included Wakefern support services and sanitation expense, increased .12%, miscellaneous income decreased .12%, corporate administrative expense increased .05% and depreciation expense increased .07%. These increases were partially offset by decreases in selling expense of .04% and pre-opening costs of .24%. Pre-opening costs were for the new Branchburg and Wall Township, New Jersey stores opened in February and April 2000, respectively.

Interest Expense:

Interest expense increased to $1,907,000 from $1,604,000, while interest income was $74,000 compared to $67,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $963,000 in the current year period compared to $335,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $6,682,000 as compared to $5,060,000 in the prior year period. Net income per common share, both basic and diluted, was $.86 in the current period compared to $.30 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

Results of Operations    (26 weeks ended April 28, 2001 compared to 26 weeks
                           ended April 29, 2000)

Sales:
Same store sales from the twenty stores in operation in both periods increased 3.2%. Sales for the current twenty six week period totaled $462.5 million as compared to $423.2 million in the prior year period. Sales for the current twenty six week period included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross Profit:

Gross profit as a percent of sales increased to 24.5% of sales compared to 23.9% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.1 million in the current period compared to $2.8 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, the contribution of the two new locations and the completion of promotional programs initiated by the Company for the new locations opened in the prior year period, partially offset by the completion of Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 22.9% versus 22.8% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .21%, supplies increased .04%, other store expenses, which included Wakefern support services and sanitation expense, increased .14% and miscellaneous income decreased .07%. These increases were partially offset by decreases in selling expense of .10%, corporate administrative expense of .10% and pre-opening costs of .21%. Pre-opening costs were for the new Branchburg and Wall Township, New Jersey stores opened in February and April 2000, respectively.

Interest Expense:

Interest expense increased to $3,990,000 from $2,978,000, while interest income was $153,000 compared to $145,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $2,131,000 in the current year period compared to $1,119,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $13,827,000 as compared to $10,535,000 in the prior year period. Net income per common share, both basic and diluted, was $1.91 in the current period compared to $1.00 in the prior year period. Per share calculations are based on 1,117,290 shares outstanding in both periods.

                                     PART II


                               OTHER INFORMATION





           Item 5.  Other Information

                     On June 8, 2001 the Company announced the commencement of a stock repurchase program previously approved by the Company's Board of Directors whereby the Company will seek to repurchase shares of its common stock having a value of up to $3 million. The Company's Board of Directors approved the stock repurchase program to enhance shareholder value by providing liquidity to its shareholders. The Company expects that specific purchase decisions will be made based on prevailing market prices, the availability of shares and any other consideration that its Board of Directors or management determines to be relevant.


                    The Company intends to utilize internally generated funds and borrowings under its revolving credit facility to purchase shares of its common stock under the program, either in the open market or through privately-negotiated purchases, at various points in time in the future. The Company's Credit Agreement was amended to permit it to purchase shares of its common stock having an aggregate purchase price not to exceed $5 million; however, at this time, the Board has limited its approval to the repurchase of stock having a value of up to $3 million.
           Item 6.
                    Exhibits and Reports on Form 8-K (a) Exhibits:

                         Exhibit (27) - Financial Data Schedule.
                         Exhibit (99) - Amendment No. 1 to Second Amended and Restated Credit and Term Loan Agreement


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended April 28, 2001.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS, INC.
                                                            (Registrant)


Date:   June 8, 2001                                 /S/    MICHAEL SHAPIRO
                                                     ---------------------------
                                                            (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President
                                                     Chief Financial Officer


Date:   June 8, 2001                                /S/   THOMAS H. FLYNN
                                                    ---------------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer