Form 10-Q
period 2001-07-28
FOODARAMA SUPERMARKETS INC
filed 2001-09-10
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549

                                    FORM 10-Q

                    Quarterly report pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                  For the Quarterly period ended July 28, 2001

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

                               Yes ___X_  No _____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                         OUTSTANDING AT
            CLASS                                        September 7, 2001
         -------------                                   -----------------

         Common Stock                                    1,105,290 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets July 28, 2001 and October 28, 2000

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended July 28, 2001 and July 29, 2000

                                    Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended July 28, 2001 and July 29, 2000

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended July 28, 2001 and July 29, 2000

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

                 PART II.  OTHER INFORMATION

                     Item 6.        Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company" which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                  July 28,          October 28,
                                                   2001                2000
                                                 (Unaudited)           (1)
                                                 -----------        -----------
ASSETS

Current assets:
 Cash and cash equivalents                        $  8,477       $  3,977
 Merchandise inventories                            41,116         42,765
 Receivables and other current assets                6,531          4,959
 Prepaid income taxes                                 --              398
 Related party receivables - Wakefern                6,376          8,557
 Related party receivables - other                      11             15
                                                   -------       --------

                                                    62,511         60,671
                                                   -------       --------

Property and equipment:
 Land                                                  308            308
 Buildings and improvements                          1,220          1,220
 Leasehold improvements                             38,394         36,931
 Equipment                                         102,052         96,452
 Property under capital leases                      59,909         59,909
 Construction in progress                            2,657          1,513
                                                  --------       --------

                                                   204,540        196,333
 Less accumulated depreciation and
 amortization                                       96,984         87,487
                                                  --------       --------
                                                   107,556        108,846
                                                  --------       --------

Other assets:
 Investments in related parties                     12,758         12,758
 Intangibles                                         3,224          3,487
 Other                                               2,923          3,469
 Related party receivables - Wakefern                1,951          1,782
 Related party receivables - other                      47            172
                                                  --------       --------

                                                    20,903         21,668
                                                  --------       --------

                                                  $190,970       $191,185
                                                  ========       ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands - except share data)
                                                July 28,        October 28,
                                                  2001              2000
                                              (Unaudited)           (1)
                                              -----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   5,138          $   4,918
 Current portion of long-term debt,
  related party                                     891                880
 Current portion of obligations under
  capital leases                                    839                664
 Current income taxes payable                       918                  -
 Deferred income tax liability                    1,114              1,114
 Accounts payable:
  Related party - Wakefern                       34,870             34,051
  Others                                          9,683              7,781
 Accrued expenses                                13,574             12,478
                                              ----------         ----------

                                                 67,027             61,886
                                              ----------         ----------


Long-term debt                                   16,937             24,181
Long-term debt, related party                     1,546              2,212
Obligations under capital leases                 55,192             55,848
Deferred income taxes                             2,756              2,585
Other long-term liabilities                       7,308              7,051
                                              ----------         ----------

                                                 83,739             91,877
                                              ----------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 1,105,290 shares July 28, 2001;
   1,117,290 shares October 28, 2000              1,622              1,622
 Capital in excess of par                         2,351              2,351
 Retained earnings                               43,253             40,078
                                              ---------          ----------

                                                 47,226             44,051
 Less 516,477 shares July 28, 2001;
   504,477 shares October 28, 2000, held in
   treasury, at cost                              7,022              6,629
                                              ----------         ----------

                                                 40,204             37,422
                                              ----------         ----------

                                              $ 190,970          $ 191,185
                                              ==========         ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 28, 2000.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                             13 Weeks Ended

                                                        July 28,       July 29,
                                                         2001           2000
                                                      ----------      --------

Sales                                              $   233,052      $   223,662

Cost of merchandise sold                               174,696          169,273
                                                   -----------      -----------

Gross profit                                            58,356           54,389

Operating, general and
 administrative expenses                                54,863           51,435
                                                   -----------      -----------

Income from operations                                   3,493            2,954
                                                   -----------      -----------

Other (expense) income:
   Interest expense                                     (1,825)          (1,958)
   Interest income                                          72               63
                                                   -----------      -----------

                                                        (1,753)          (1,895)
                                                   -----------      -----------
Earnings before income tax provision                     1,740            1,059

Income tax provision                                      (696)            (423)
                                                   -----------      -----------


Net income                                         $     1,044      $       636
                                                   ===========      ===========

Per share information:

Net income per common share, basic and
  diluted                                          $       .94      $       .57
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 1,115,413        1,117,290
                                                   ===========      ===========
Dividends per common share                                 -0-              -0-
                                                   ===========      ===========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                             39 Weeks Ended

                                                        July 28,       July 29,
                                                         2001           2000
                                                      ----------      ---------

Sales                                              $   695,572      $   646,841

Cost of merchandise sold                               523,762          491,149
                                                   -----------      -----------

Gross profit                                           171,810          155,692

Operating, general and
 administrative expenses                               160,927          148,039
                                                   -----------      -----------

Income from operations                                  10,883            7,653
                                                   -----------      -----------

Other (expense) income:
   Interest expense                                     (5,815)          (4,936)
   Interest income                                         225              208
                                                   -----------      -----------

                                                        (5,590)          (4,728)

Earnings before income tax provision                     5,293            2,925

Income tax provision                                    (2,118)          (1,170)
                                                   -----------      -----------


Net income                                         $     3,175      $     1,755
                                                   ===========      ===========

Per share information:

Net income per common share, basic and
  diluted                                          $      2.84      $      1.57
                                                   ===========      ===========

Weighted average number of common
  shares outstanding                                 1,116,664        1,117,290
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                         39 Weeks Ended
                                                  July 28, 2001   July 29, 2000
                                                  -------------   -------------
Cash flows from operating activities:
  Net income                                       $   3,175       $  1,755
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                        9,498          8,458
   Amortization, intangibles                             263            264
   Amortization, deferred financing costs                191            186
   Amortization, deferred rent escalation             (   45)            63
   Provision to value inventory at LIFO                  600            500
   Deferred income tax (benefit)                         171         (  691)
   (Increase) decrease in
     Merchandise inventories                           1,049         (4,029)
     Receivables and other current assets             (1,572)        (   93)
     Prepaid income taxes                                398              -
     Other assets                                        484            319
     Related party receivables-Wakefern                2,012          1,665
   Increase (decrease) in
     Accounts payable                                  2,721          7,198
     Income taxes payable                                918            463
     Other liabilities                                 1,398          2,897
                                                    ---------       --------
                                                      21,261         18,955
                                                    ---------       --------
Cash flows from investing activities:
   Cash paid for the purchase of property
    and equipment                                    ( 7,072)       (12,029)
   Cash paid for construction in progress            ( 1,199)       (   925)
   Decrease in related party
    receivables-other                                    129              5
                                                    ---------      ---------
                                                     ( 8,142)       (12,949)
                                                    ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                          -         17,161
   Principal payments under long-term debt           ( 7,024)       (17,715)
   Principal payments under capital
    lease obligations                                (   481)       (   547)
   Principal payments under long-term debt,
    related party                                    (   655)       (   448)
   Deferred financing costs                          (    66)       (   949)
   Payments to acquire treasury stock                (   393)             -
                                                    ---------      ---------

                                                      (8,619)       ( 2,498)
                                                    ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              4,500          3,508

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,977          4,094
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  8,477       $  7,602
                                                    =========      =========

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended July 28, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 28, 2000 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 28, 2000. At both July 28, 2001 and October 28, 2000, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $1,323,000 and $723,000 higher than reported at July 28, 2001 and October 28, 2000, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards

Accounting for Certain Sales Incentives

Effective October 29, 2000 the Company adopted the Emerging Issues Task Force Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. In accordance with the provisions of EITF 00-14 the Company recorded those sales incentives covered by EITF 00-14 as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses, with no impact on the Company's net income. Prior year Sales incentives, relating to this change in presentation, amounted to $4,160,000 and $4,813,000 for the quarters ended July 28, 2001 and July 29, 2000, respectively and $13,765,000 and $15,065,000 for the nine months ended July 28, 2001 and July 29, 2000, respectively.
July 28, 2001 and July 29, 2000, respectively.

Accounting for Derivative Instruments and Hedging Activities

Effective October 29, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments. Therefore, there was no significant impact from adopting the provisions of SFAS 133 in the quarter or nine months ended July 28, 2001.

Revenue Recognition in Financial Statements

Effective October 29, 2000 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. There was no significant impact from adopting the provisions of SAB 101 in the quarter or nine months ended July 28, 2001.


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

As of May 11 and August 7, 2001, the Company and its lenders amended the Second Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of $58,000,000, including a revolving credit facility (the "Revolving Note") of up to $28,000,000, a term loan (the "Term Loan") in the amount of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000.

The amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note to $28,000,000 from $25,000,000, subject to the borrowing base limitation of 65% of eligible inventory; (b) reallocates the amount of permitted new indebtedness for fiscal year 2001 to fiscal year 2002 to more closely meet the Company's projected borrowing needs; (c) reallocates the limitations on indebtedness attributable to capitalized lease obligations over the term of the Credit Agreement to more closely track new real estate lease obligations; (d) permits capital expenditures relating to New/Replacement Store Projects over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (e) permits capital expenditures relating to Adjusted Capex over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (f) extends the expiration date of the period during which the Company may borrow against the Capex Facility to June 30, 2002; (g) allows the Company to repurchase its common stock for an aggregate purchase price not to exceed $5,000,000 subject to certain conditions and limitations; (h) allows for loans to employees not to exceed $50,000 in the aggregate; and (i) amends certain definitions. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified. As of July 28, 2001 the Company owed $7,000,000 on the Term Loan and $7,306,772 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of July 28, 2001:
                                                        Actual
Financial                  Credit                (As defined in the
Covenant                  Agreement               Credit Agreement)

Adjusted EBITDA (1)      Greater than $13,500,000    $ 21,622,000
Leverage Ratio  (1)      Less than 3.5 to 1.00       1.13 to 1.00

Debt Service Coverage
Ratio                    Greater than 1.20 to 1.00      1.67 to 1.00
Adjusted Capex  (2)      Less than $12,750,000  (3)   $  7,072,000 (4)
Store Project Capex      Less than $13,000,000 (3)    $  1,199,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3)    Represents limitations on capital expenditures for fiscal 2001.

(4) Represents capital expenditures for the 39 weeks ended July 28, 2001.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At July 28, 2001, the Company had a working capital deficiency of $4,516,000 compared to deficiencies of $1,215,000 at October 28, 2000 and $4,136,000 at July 29, 2000. Cash and cash equivalents improved as the result of more efficient inventory control and product ordering and the cyclical increase in accounts payable.

The decline in working capital from October 28, 2000 was primarily due to the collection of $2,181,000 of current related party receivables which were used to reduce the Revolving Note which is classified as long-term borrowings.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

            July 28, 2001        .93 to 1.0
            October 28, 2000     .98 to 1.0
            July 29, 2000        .94 to 1.0

Cash flows (in millions) were as follows:

                                       Thirty Nine Weeks Ended
                                 7/28/01 7/29/00

Operating activities...      $21.3                   $19.0
Investing activities...      ( 8.2)                  (13.0)
Financing activities...      ( 8.6)                  ( 2.5)
                             ------                  ------
       Totals                $ 4.5                   $ 3.5
                             ======                  ======

The Company had $21,940,000 of available credit at July 28, 2001, under its revolving credit facility. The amount available under the Credit Agreement will adequately meet our operating needs, funding requirements for planned stock purchases, scheduled capital expenditures and debt service for fiscal 2001.

For the thirty nine weeks ended July 28, 2001 depreciation was $9,498,000 while capital expenditures totaled $8,271,000, compared to $8,458,000 and $12,954,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the two new locations opened in fiscal 2000, as well as two additional capitalized real estate leases. The decline in capital expenditures was due to the acquisition in fiscal 2000 of equipment and leasehold improvements for the two locations opened in the second quarter of fiscal 2000 compared to capital expenditures for one major remodeling in fiscal 2001.

During the quarter ended July 28, 2001, the Company purchased a total of 12,000 shares of its Common Stock in privately negotiated transactions under the stock repurchase program announced on June 8, 2001. 5,000 of these shares were owned by the Estate of Mary Saker, of which the Company's Chairman, Joseph J. Saker, is a co-executor, and 7,000 shares were owned by certain members of Mr. Saker's family. $392,750, or an average of $32.73 per share, was expended for the purchase of these shares.

In addition, during the quarter ended July 28, 2001 "Related party receivables-other" decreased by $177,000 as a result of the early retirement of certain indebtedness owed by the Company's Chairman.


Results of Operations (13 weeks ended July 28, 2001 compared to 13 weeks ended July 29, 2000)


Sales:

Same store sales from the twenty two stores in operation in both periods increased 4.2%. Sales for the current quarter totaled $233.1 million as compared to $223.7 million of sales in the prior year period.

Gross Profit:

Gross profit as a percent of sales increased to 25.0% of sales compared to 24.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.6 million in the current period versus $1.5 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, a reduction in product loss through improved shrink control, more efficient commissary operations and the completion of promotional programs for the new locations opened in fiscal 2000, which was partially offset by the completion of Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 23.5% versus 23.0% in the prior year period. The increase in operating, general and administrative expenses, as a percent of sales, was due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .36%, depreciation increased .10%, other store expenses, which include Wakefern support services and debit/credit card fees, increased .10%, administrative expense increased .27% and miscellaneous income decreased .17%. These increases and the decrease in miscellaneous income were partially offset by decreases in occupancy of .17% and reserve for closed stores of .35%. The reserve for closed store expense relates to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall township store opened.

Interest Expense:

Interest expense decreased to $1,825,000 from $1,958,000 while interest income was $72,000 compared to $63,000 for the prior year period. The decrease in interest expense for the current year period was due to a decrease in the average outstanding debt and a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,044,000 in the current year period as compared to $636,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended July 28, 2001 were $6,963,000 as compared to $6,089,000 in the prior year period. Net income per common share, both basic and diluted, was $.94 in the current period compared to $.57 in the prior year period. Per share calculations are based on a weighted average basis of 1,115,413 shares outstanding in the current year period and 1,117,290 shares outstanding in the prior year period.


Results of Operations    (39 weeks ended July 28, 2001 compared
                          to 39 weeks ended July 29, 2000)


Sales:

Same store sales from the twenty stores in operation in both periods increased 3.3%. Sales for the stores in operation for the current thirty nine week period totaled $695.6 million as compared to $646.8 million of sales from the stores operated in the prior year period. Sales for the current thirty nine week period included the operations of two new locations opened in February and April 2000. The location opened in April 2000 replaced an older, smaller store.

Gross profit:

Gross profit as a percent of sales increased to 24.7% of sales compared to 24.1% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $4.6 million compared to $4.3 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, the contribution of the new locations, the completion of promotional programs initiated by the Company for the new locations opened in the prior year period, a reduction in product loss through improved shrink control and more efficient commissary operations, which was partially offset by the completion of Wakefern incentive programs for the new locations opened in fiscal 2000.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 23.1% versus 22.9% in the prior year period. The increase in operating, general and administrative expense, as a percent of sales, was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .29%, depreciation increased .05%, other store expenses, which include Wakefern support services and debit/credit card fees, increased .06%, administrative expense increased .11% and miscellaneous income decreased .09%. These increases and the decrease in miscellaneous income were partially offset by decreases in selling expense of
 .06%, pre-opening costs of .13% and reserve for closed stores of .20%. Pre-opening costs were for the new Branchburg and Wall township stores opened in February and April 2000, respectively. The reserve for closed store expense relates to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall township store opened.

Interest Expense:

Interest expense increased to $5,815,000 from $4,936,000 while interest income was $225,000 compared to $208,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $3,175,000 in the current year period. This compares to $1,755,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $20,790,000 as compared to $16,624,000 in the prior year period. Net income per common share, both basic and diluted, was $2.84 in the current period compared to $1.57 in the prior year period. Per share calculations are based on a weighted average basis of 1,116,664 shares outstanding in the current year period and 1,117,290 shares outstanding in the prior year period.

                                      PART II


OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:


                       Exhibit (27) - Financial Data Schedule.

                       Exhibit (99) - Amendment No. 2 to Second Amended and Restated Credit and Term Loan Agreement


                 (b) No reports on Form 8-K were required to be filed for the 13 weeks ended July 28, 2001.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS, INC.
                                                           (Registrant)


Date:   September 10, 2001                            /S/ MICHAEL SHAPIRO
                                                     ---------------------------
                                                            (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President
                                                     Chief Financial Officer


Date:   September 10, 2001                            /S/ THOMAS H. FLYNN
                                                    ---------------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer