Form 10-K
period 2001-11-03
FOODARAMA SUPERMARKETS INC
filed 2002-01-30
CIK 37914

SEURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                         FORM 10-K
                      Annual Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
November 3, 2001                                             1-5745
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $16,953,000. Computation is based on the closing sales price of $40.75 per share of such stock on the American Stock Exchange on January 18, 2002.

      As of January 18, 2002, the number of shares outstanding of Registrant's Common Stock was 1,077,910.

DOCUMENTS INCORPORATED BY REFERENCE
      Information contained in the 2002 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

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

The Company has incorporated the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. We have also introduced many of these features into our conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, eighteen of our stores are "World Class", two are "Mini-World Class" and two are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:

                                                                     Fiscal Year
Ended
                                         November 3,  October 28,  October 30, October 31, November 1,
                                            2001**       2000         1999        1998       1997

Average annual sales per store
(in millions)* ....................         $43.0        $40.5      $37.1         $35.3      $31.5
Same store sales increase
from prior year ...................          3.77%        4.24%      6.28%         4.45%      1.33%
Total store area in square feet
(in thousands) ....................         1,301        1,294      1,195         1,195      1,080
Total store selling area in square
feet (in thousands) ...............           973          966        895           895        808
Average total square feet per store
(in thousands) ....................            59           59         57            57         54
Average square feet of selling area
per store (in thousands) ..........            44           44         43            43         40
Annual sales per square foot of
selling area* .....................          $973         $923       $870          $832       $780
Number of stores:
  Stores remodeled (over $500,000)              2            2          1             1          0
  New stores opened ...............             0            1          0             1          0
  Stores replaced/expanded ........             1            1          0             2          0

  Stores closed/divested ..........             0            1          0             1          0
Number of stores by size
(total store area):
  30,000 to 39,999 sq.ft ..........             3            3          4             4         4
  40,000 to 49,999 sq.ft ..........             3            3          3             3         4
  Greater than 50,000 sq.ft .......            16           16         14            14        12
Total stores open at period end ...            22           22         21            21         2


 * Sales for stores open less than 52 weeks have been annualized.

** Calculated on a 53 week basis. A like 52 week comparison would be $42.1 million in average annual sales per store and $953 in annual sales per square foot of selling area.

Store Expansion and Remodeling

We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

In fiscal year 2001, three major remodelings were completed in Freehold, Marlboro and Lakewood, New Jersey. The location in Lakewood, New Jersey was also expanded. Additionally, after fiscal year end, a replacement store in Middletown, New Jersey was opened on November 14, 2001. Over the next three years the Company plans to open three replacement and three new stores and expand two existing locations. Construction has started on two replacement stores. All of these stores are in Central New Jersey and will be World Class operations.

Technology

Automation and computerization are important to the Company's operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. The hardware for the point of sale ("POS") systems was replaced in our stores in fiscal 1999 and 2000. This POS upgrade brought all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. Automated checkout systems were installed for the first time in any of our stores in the Middletown New Jersey location which opened November 14, 2001. This system will provide improved customer service, especially during peak volume periods, and labor scheduling benefits to the Company. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999, and satellite communications. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the ShopRite co-branded credit card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can be given electronic discounts, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card. Additionally, Wakefern is presently testing an on-line shopping and pick up service.

We are also using other in store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. A frame relay communications network is being used for high speed transmission and collection of data. This system replaced slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout personnel. A module for the produce department is currently being tested and will be used in the future to train new employees in that department.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions. Communication among the Company's stores, our executive offices and Wakefern has been improved with the installation of Lotus Notes (R).

Industry Segment and Principal Products

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                Fiscal Year Ended

Product Categories                        11/03/01    10/28/00    10/30/99

Groceries                                 39.1%       39.3%       39.9%
Dairy & Frozen                            16.5        16.5        16.7
Meats, Seafood & Poultry                  10.2        10.5        10.4
Non-Foods                                 10.3        10.4        10.6
Produce                                    8.8         8.6         8.3
Appetizers & Prepared Foods                6.4         6.4         6.2
Pharmacy                                   4.9         4.5         4.2
Bakery                                     2.0         2.0         1.9
Liquor, Floral & Garden Centers            1.8         1.8         1.8
                                         -----------------------------
                                         100.0%      100.0%      100.0%

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.


Wakefern Food Corporation

The Company owns a 12.3% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker and Richard J. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its 41 shareholder members operate approximately 204 supermarkets of which Wakefern owns and operates 22 locations. Products bearing the ShopRite label accounted for approximately 18% of total sales for the fiscal year ended November 3, 2001. Wakefern maintains warehouses in Elizabeth, South Brunswick and Woodbridge, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. See Note 4 of Notes to Consolidated Financial Statements.

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

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was

$11,805,000 as of November 3, 2001 and October 28, 2000. We also have an investment in another company affiliated with Wakefern which was $953,000 as of November 3, 2001 and October 28, 2000. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 53 week period ended November 3, 2001. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

The loss of, or material change in, our relationship with Wakefern (neither of which is considered likely) could have a significant adverse impact on the Company's business. The failure of Wakefern to fulfill its obligations or another member's insolvency or withdrawal from Wakefern could result in additional costs to the remaining members. On November 22, 2000 Big V Supermarkets, Inc. ("Big V"), a member of Wakefern, similar in sales volume to the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and indicated its intent to depart from Wakefern. Big V was unsuccessful in its challenge to provisions in its agreements with Wakefern which require, among other things, withdrawing members to make a payment to Wakefern to make up for the resulting loss of volume to the cooperative. On November 16, 2001 Big V reported that it had entered into a term sheet to sell substantially all of its assets to Wakefern. The transaction is subject to completion of definitive agreements by the parties, and bankruptcy court approval. It is not possible to predict at this time what effect the reported term sheet will have on Foodarama or the effect on Foodarama if the proposed sale of assets to Wakefern does not occur.

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

Many of the Company's competitors have greater financial resources and sales. As most of our competitors offer substantially the same type of products, competition is based primarily upon price, and particularly in the case of meat, produce, bakery, delicatessen, and prepared foods, on quality. Competition is also based on service, location, appearance of stores and on promotion and advertising. The Company believes that its membership in Wakefern and the ShopRite brand name allow it to maintain a low-price image while providing quality products and the availability of a wide variety of merchandise including numerous private label products under the ShopRite brand name. We also provide clean, well maintained stores, courteous and quick service to the customer and flexibility in tailoring the products offered in each store to the demographics of the communities we service. The supermarket business is characterized by narrow profit margins, and accordingly, our viability depends primarily on our ability to maintain a relatively greater sales volume and more efficient operations than our competitors.

Many changes are presently taking place in our marketplace. Pathmark, one of our principal competitors, completed a reorganization, exiting Chapter 11 in September 2000. This restructuring of Pathmark is reported to have eliminated almost one billion dollars of debt which was converted to common stock. Edwards, another formidable competitor, has changed its name and format to Stop & Shop, an affiliated company. Grand Union filed for bankruptcy under Chapter 11 and sold almost all of its stores. Many of the Grand Union locations in our trading area are now operating as Stop & Shop and Pathmark. The impact of these changes has strengthened competition in our already highly competitive marketplace.

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

Employees

As of December 31, 2001, the Company employed approximately 5,700 persons, of whom approximately 5,200 are covered by collective bargaining agreements. 74% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. The Company is a party to six collective bargaining agreements expiring on various dates from February 2002 to April 2005. The bargaining agreement with the United Food and Commercial Workers Local 1262 expired in April 2001 and has been renegotiated. The new contract expires April 2005.

By virtue of the nature of the Company's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties

The Company's twenty-two supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 19 of the Company's 22 existing supermarkets expire on various dates from 2002 through 2025. We are leasing one location, which will be replaced, on a month to month basis. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern, one lease which expires in 2003 and the one month to month lease, all leases contain renewal options ranging from 5 to 25 years. Seven leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the seven locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Six additional leases have been signed for supermarket locations, four of which will be replacements for existing stores and two for new locations. The terms of these leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to a lease covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Company also leases 57,000 square feet of space used for its bakery operations and storage in Howell, New Jersey, and 50,000 square feet of space used for storage in Lakewood, New Jersey. The Company owns meat and prepared foods processing facilities in Linden, New Jersey, which is the only real property owned by us. In addition, we are a party to an additional eight leases for locations where we no longer conduct supermarket operations; seven of these locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Company's obligations under its prime lease. See Notes 10 and 14 of Notes to Consolidated Financial Statements.

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

                                     Part II

Item 5.  Market for Registrant's Common Stock and Security Holder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended October 28, 2000 and November 3, 2001.


     Fiscal Quarter Ended                High               Low
     -------------------------         ---------------------------

      January 29, 2000                    28 3/8            19 3/4
      April 29, 2000                      27 1/4            20
      July 29, 2000                       28                24
      October 28, 2000                    24 1/4            17 3/4

      January 27, 2001                    21 1/4            15 1/8
      April 28, 2001                      20                17
      July 28, 2001                       35 1/4            18 1/2
      November 3, 2001                    42                34.35

      (b) The approximate number of record holders of the Company's Common Stock was 324 as of January 18, 2002.

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

      (d) On June 8, 2001 the Company announced the commencement of a stock repurchase program whereby we will seek to repurchase shares of our common stock having a value of up to $3 million. As of November 3, 2001 29,070 shares of Common Stock had been repurchased. Of these shares, 25,070 were purchased in privately negotiated transactions, including 7,000 shares owned by the Estate of Mary Saker, of which the Company's Chairman, Joseph
      J. Saker, is a co-executor, and 18,000 shares owned by certain members of Mr. Saker's family. As of January 18, 2002 an additional 10,310 shares had been repurchased. See Managements Discussion and Analysis-Financial Condition and Liquidity.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                             Year Ended

                                      1212
                November 3,  October 28,   October 30,  October 31,  November 1,
                   2001 (1)     2000 (2)      1999         1998 (3)     1997
                   -------------------------------------------------------------
                           (Dollars in thousands, except per share amounts)

Income statement
data:
Sales               $945,301     $866,363    $778,726       $687,974    $629,733
Net income          $  3,938     $  2,382    $  1,945       $  1,780    $  1,064

Net income per
common share:
       Basic        $   3.54     $   2.13    $   1.74       $   1.59    $    .90
       Diluted      $   3.50     $   2.13    $   1.74       $   1.59    $    .90

Cash dividends
per common share           -            -           -              -           -

Balance sheet data
(at year end):
Working capital
(deficit)           $ (6,907)    $ (1,215)   $  2,507       $ (2,725)   $  3,532

Total assets        $194,526     $191,185    $156,186       $149,567    $121,500

Long-term debt
(excluding current
 portion)           $ 75,553     $ 82,241    $ 59,604       $ 50,656    $ 35,918

Common share-
holders' equity     $ 38,493     $ 37,422    $ 35,040       $ 33,014    $ 31,315

Book value per
common share        $  35.37     $  33.49    $  31.36       $  29.55    $  28.03

Tangible book value
per common share    $  32.49     $  30.37    $  27.93       $  25.47    $  23.47


(1)   53 week period.

(2) The Company opened one new and one replacement location in February and April 2000, respectively. See Management's Discussion and Analysis - Results of Operations - Sales.

(3) The Company opened one replacement and one new location in February and August 1998, respectively.

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

The amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note to $28,000,000 from $25,000,000, subject to the borrowing base limitation of 65% of eligible inventory; (b) reallocates the amount of permitted new indebtedness for fiscal year 2001 to fiscal year 2002 to more closely meet the Company's projected borrowing needs; (c) reallocates the limitations on indebtedness attributable to capitalized lease obligations over the term of the Credit Agreement to more closely track new real estate lease obligations; (d) permits capital expenditures relating to New/Replacement Store Projects over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (e) permits capital expenditures relating to Adjusted Capex over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (f) extends the expiration date of the period during which the Company may borrow against the Capex Facility to June 30, 2002; (g) allows the Company to repurchase its common stock for an aggregate purchase price not to exceed $5,000,000 subject to certain conditions and limitations; (h) allows for loans to employees not to exceed $50,000 in the aggregate; and (i) amends certain definitions. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified. As of November 3, 2001 the Company owed $6,500,000 on the Term Loan and $7,306,772 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of November 3, 2001:
                                                       Actual
Financial                Credit                       (As defined in the
Covenant                 Agreement                     Credit Agreement)

Adjusted EBITDA (1)      Greater than $16,000,000      $ 21,955,000
Leverage Ratio  (1)      Less than 3.50 to 1.00        1.23 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.20 to 1.00     1.77 to 1.00
Adjusted Capex (2)       Less than $12,750,000 (3)     $ 12,040,000 (4)
Store Project Capex      Less than $13,000,000 (3)     $  5,007,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3) Represents limitations on capital expenditures for fiscal 2001.

(4)   Represents capital expenditures for fiscal 2001.
On December 31, 1999 the Company financed the purchase of $1,527,000 of POS hardware in 17 operating locations. The financing bears interest at 7.60% and is payable in monthly installments over its three year term.

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

Working Capital:

At November 3, 2001 and October 28, 2000, the Company had working capital deficiencies of $6,907,000 and $1,215,000, respectively, compared to working capital of $2,507,000 at October 30, 1999. Working capital decreased in fiscal 2001 primarily as the result of the net increase in accounts payable and accrued expenses of $5,050,000 over the increase in inventory. This increase relates primarily to cost of merchandise and capital expenditures for the new Middletown, New Jersey store, opened November 14, 2001, as well as accrued occupancy costs related to the 53rd week of fiscal 2001. Accounts receivable consist primarily of returned checks due the Company, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital decreased in fiscal 2000 primarily as the result of the net increase in accounts payable and accrued expenses of $3,035,000 over the increase in inventory, which related primarily to cost of merchandise and operating expenses for the new Branchburg and Wall Township, New Jersey stores. Additionally, the current portion of long-term debt, primarily related to equipment financing, increased.

Working capital in fiscal 1999 increased primarily due to increases in inventory and receivables and decreases in the current portion of long term debt partially offset by increases in accounts payable. These increases were primarily due to increased sales and the impact of double coupons.

Working capital ratios were as follows:

      November 3, 2001         .90 to 1.00
      October 28, 2000         .98 to 1.00
      October 30, 1999        1.05 to 1.00

Cash flows (in millions) were as follows:

                                          2001        2000        1999
                                          ----        ----        ----

From operations.....................      $24.2       $15.5       $12.2
Investing activities................      (16.9)      (15.2)      ( 8.2)
Financing activities................      ( 7.1)      (  .4)      ( 3.8)
                                          ------      ------      ------
      Totals                              $  .2       $( .1)      $  .2
                                          ======      ======      ======

Fiscal 2001 capital expenditures totaled $17,047,000 with depreciation of $12,840,000 compared to $16,750,000 and $11,524,000, respectively for fiscal 2000 and $8,781,000 and $10,838,000, respectively for fiscal 1999. The increase in depreciation in fiscal 2001 was the result of the purchase of equipment and leasehold improvements for the three locations remodeled during fiscal 2001 and a full year of depreciation for the locations opened in fiscal 2000. The increase in depreciation in fiscal 2000 was the result of the purchase of equipment and leasehold improvements for the two new locations as well as two additional real estate capitalized leases. The increase in depreciation in fiscal 1999 resulted from the opening of two locations in fiscal 1998, a capitalized lease for one of the two locations and the modification of a capitalized real estate lease in fiscal 1999 for the expansion of a location. Capital expenditures increased in fiscal 2001 and fiscal 2000 as the result of the purchase of equipment and leasehold improvements for the locations remodeled in fiscal 2001 and the two locations opened in fiscal 2000 and the new Middletown store opened November 14, 2001. Capital expenditures declined in fiscal 1999 when no new stores were opened.

In fiscal 2001 net long-term Debt decreased $5,959,000 as the result of payments made to reduce the balances outstanding under existing debt. The source of these payments was cash generated by operations and an increase in the revolving credit facility of $929,000.

In fiscal 2000 long-term debt increased $25,499,000 due to the capitalization of real estate leases for the two locations opened in the year, the financing of POS hardware and equipment for two new locations and the restructuring of borrowings under the Credit Agreement. These increases were partially offset by cash generated by operations used to pay down a portion of the balances outstanding under the revolving credit facility and other existing debt.

In fiscal 1999 long-term debt increased $3,858,000 due to the modification of a capitalized real estate lease for the expansion of the West Long Branch, New Jersey store, the financing of computer equipment purchased and financing obtained under the revolving credit facility. These increases were partially offset by cash generated by operations used to pay down existing debt.

During the year ended November 3, 2001, the Company repurchased a total of 29,070 shares of Common Stock under the stock repurchase program announced on June 8, 2001. 25,070 of these shares were purchased in privately negotiated transactions. 7,000 of these shares were owned by the Estate of Mary Saker, of which the Company's Chairman, Joseph J. Saker, is a co-executor, and 18,000 shares were owned by certain members of Mr. Saker's family. $1,067,927, or an average of $36.74 per share, was expended for the purchase of the 29,070 shares.

The Company had $18,691,000 of available credit, at November 3, 2001, under its revolving credit facility. If Net Income and earnings before interest, taxes, depreciation and amortization ("EBITDA") decrease, as discussed in the Net Income section of Management's Discussion and Analysis-Results of Operations, the Company will borrow additional funds under its revolving credit facility. The Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2002.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $945.3 million, $866.4 million and $778.7 million, respectively in fiscal 2001, 2000 and 1999. This represents an increase of 9.1 percent in 2001 and an increase of 11.3 percent in 2000. These changes in sales levels were the result of the full year of operations in fiscal 2001 of two locations opened in February and April 2000 and the 53rd week in fiscal 2001. The location opened in April 2000 replaced a smaller, older store. Comparable store sales increased 3.8% in fiscal 2001 and 4.2% in fiscal 2000.

Gross Profit:

Gross profit totaled $234.2 million in fiscal 2001 compared to $208.9 million in fiscal 2000 and $186.1 million in fiscal 1999. Gross profit as a percent of sales was 24.8% in fiscal 2001, 24.1% in fiscal 2000 and 23.9% in fiscal 1999.

In fiscal 2001 gross profit as a percentage of sales increased primarily as a result of improved product mix, the contribution of the new locations, the completion of promotional programs initiated by the Company for the locations opened in fiscal 2000, a reduction in product loss through improved shrink control and more efficient commissary operations, partially offset by the completion of Wakefern incentive programs for the new locations opened in the prior fiscal year.

The increase in fiscal 2000 of gross profit as a percentage of sales was primarily due to improved product mix, reduced Wakefern assessment as a percentage of sales and Wakefern incentive programs for the new locations opened in fiscal 2000, partially offset by promotional programs for the new locations opened in the current year period, the completion of Wakefern incentive programs for the new locations opened in fiscal 1998 and the adoption of the Last-In-First-Out ("LIFO") method of inventory valuation for grocery and nonfood categories. See Note 1 of Notes to Consolidated Financial Statements - Merchandise Inventories.

In fiscal 1999 gross profit declined as a percentage of sales as a result of increased promotional programs partially offset by improved product mix, reduced Wakefern assessment as a percentage of sales and the continuation of Wakefern incentive programs for the two new locations opened in fiscal 1998.

Patronage dividends applied as a reduction of the cost of merchandise sold were $6,515,000, $5,903,000 and $5,294,000 for the last three fiscal years. This translates to .69%, .68% and .68% of sales for the respective periods.

Gross profit dollars and percentage may be impacted by increased costs resulting from the potential change in the relationship between Big V and Wakefern. These increased costs to Wakefern could result in higher assessment charges to the Company. See Item 1.- Business - Wakefern Food Corporation.

                                           Fiscal Years Ended
                                    ---------------------------------
                                    11/03/01   10/28/00     10/30/99
                                             (in millions)

Sales........................       $945.3      $866.4      $778.7
Gross profit.................        234.2       208.9       186.1
Gross profit percentage......         24.8%       24.1%       23.9%

Operating, General and Administrative Expenses:

Fiscal 2001 operating, general and administrative expenses totaled $220.3 million compared to $198.2 million in fiscal 2000 and $177.8 million in fiscal 1999.

                                           Fiscal Years Ended
                                    ---------------------------------
                                    11/03/01    10/28/00    10/30/99
                                             (in millions)

Sales........................       $945.3      $866.4      $778.7
Operating, General and
Administrative Expenses......        220.3       198.2       177.8
Percent of Sales.............         23.3%       22.9%       22.8%

Operating, general and administrative expenses increased as a percent of sales when comparing fiscal 2001 to fiscal 2000. Increases in labor and related fringe benefits, administrative expense, occupancy, depreciation, other store expenses, which include Wakefern support services and debit/credit card fees, and a decrease in miscellaneous income were partially offset by decreases in advertising, pre-opening costs and reserve for closed store expense. The increase in labor and related fringe benefits was the result of additional personnel for all of fiscal 2001 for the two new stores opened during fiscal 2000 and increased sales in service intensive departments. Administrative expense increased as the result of increases in employee incentive programs and the charges related to the stock incentive plan. Occupancy increased due to increased costs for CAM, real estate taxes and sanitation. Depreciation expense increased due to a full year of depreciation for the equipment, leasehold improvements and the capitalized leases for the two stores opened in fiscal 2000 and additional depreciation related to the three stores remodeled in fiscal 2001. Other store expenses increased due to increases in charges for certain Wakefern programs. Miscellaneous income decreased due to a lack of income from the sale of recycled cardboard. Selling expense increased in dollars but declined as a percentage of sales. Pre-opening costs in fiscal 2001 related to the new Middletown store which did not open until November 14, 2001 while two stores were opened in fiscal 2000. The decrease in the reserve for closed store expense relates primarily to the expensing in fiscal 2000 of anticipated expenses for a location closed in April 2000 when the new Wall Township store opened. As a percentage of sales, labor and related fringe benefits increased
 .30%, administrative expense increased .21%, occupancy increased .06%, depreciation increased .05%, other store expenses increased .05% and miscellaneous income decreased .08%. These increases were partially offset by decreases in selling expense of .05%, pre-opening costs of .09% and reserve for closed store expense of .16%. Pre-opening costs were $114,000 in fiscal 2001.

Operating, general and administrative expenses increased as a percent of sales when comparing fiscal 2000 to fiscal 1999. Increases in labor and related fringe benefits, supplies, pre-opening costs and reserve for closed store expense were partially offset by decreases in selling expense, occupancy, administration and depreciation. Labor and related fringe benefits increased as the result of additional personnel dedicated to the two new stores, increased sales in service intensive departments and premium rates paid to existing employees to work additional hours due to labor shortages in certain of our marketing areas. Supplies increased due to increased sales in supply intensive departments and an increase in plastic prices which is related to increases in the cost of petroleum. Pre-opening costs were for the new stores opened in February and April 2000. The reserve for closed store expense relates primarily to the anticipated expenses to be incurred over the balance of the lease for the location closed in April 2000 when the new Wall Township store opened. The decrease in selling expense was the result of decreased promotional activity, including the modification of a variety of incentive programs, in our marketing area. Occupancy decreased as the result of an increase in rental income from sub-tenants within our stores and the decrease in fixed occupancy costs as a percentage of sales. Depreciation and administration increased in dollars but declined as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .29%, supplies increased .07%, pre-opening costs increased .10% and reserve for closed store expense increased .13%. Pre-opening costs were $895,000 in fiscal 2000. These increases were partially offset by decreases in selling expense of .40%, occupancy of .28%, administration of .09% and depreciation of .06%.

Amortization expense decreased in fiscal 2001 to $576,000 compared to $679,000 in fiscal 2000 and $973,000 in fiscal 1999. The decrease in fiscal 2001, as compared to fiscal 2000, was the result of decreased amortization of deferred escalation rents partially offset by increased amortization of deferred financing costs. The decrease in fiscal 2000, as compared to fiscal 1999, was the result of decreased amortization of deferred financing costs and bargain leases, partially offset by increased amortization of deferred escalation rents, which resulted from the modification of the amortization of one operating lease in fiscal 1999. See Note 1 of Notes to Consolidated Financial Statements - Intangibles and Deferred Financing Costs.

Interest Expense:

Interest expense totaled $7.6 million in fiscal 2001 compared to $7.1 million in fiscal 2000 and $5.6 million in fiscal 1999. The increase in fiscal 2001, as compared to fiscal 2000, was due to an increase in average outstanding debt, including capitalized lease obligations partially offset by a decrease in the average interest rate paid on debt. The increase in fiscal 2000, as compared to fiscal 1999, was due to an increase in the average outstanding debt in fiscal 2000, including capitalized lease obligations and an increase in the average interest rate paid on the debt.

If net income and EBITDA decrease, as discussed in the Net Income section of Management's Discussion and Analysis - Results of Operations, the Company will borrow additional funds under its revolving credit facility thereby increasing interest expense.

Income Taxes:

The Company recorded a tax provision of $2.6 million in fiscal 2001, $1.6 million in fiscal 2000 and $1.1 million in fiscal 1999. See Note 13 of Notes to Consolidated Financial Statements.

Net Income:

The Company had net income of $3,938,000 or $3.50 per diluted share in fiscal 2001 compared to net income of $2,382,000 or $2.13 per diluted share in fiscal 2000. EBITDA for fiscal 2001 were $27,342,000 as compared to $22,914,000 in fiscal 2000.

Fiscal 1999 resulted in net income of $1,945,000 or $1.74 per diluted share. EBITDA for fiscal 1999 were $20,151,000.

If gross profit decreases and interest expense increases as discussed in the Gross Profit and Interest Expense sections of Management's Discussion and Analysis - Results of Operations, net income and EBITDA will also decrease.

Weighted average diluted shares outstanding were 1,124,192 for fiscal 2001 and 1,117,290 for both fiscal 2000 and fiscal 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 29, 2000 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments and has no immediate plans to do so in the future. There has been no impact from adopting the provisions of SFAS 133.

Effective October 29, 2000 the Company adopted, the Securities and Exchange Commission Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. There was no significant impact from adopting the provisions of SAB 101 in fiscal 2001.

Effective October 29, 2000 the Company adopted the Emerging Issues Task Force Issue No. 00-14 ("EITF 00-14") "Accounting for Certain Sales Incentives", which provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. In accordance with the provisions of EITF 00-14 the Company recorded those sales incentives covered by EITF 00-14 as a reduction of sales, resulting in a corresponding reduction in operating, general and administrative expenses, with no impact on the Company's net income. Prior year amounts have been reclassified to conform with the current year presentation. Sales incentives relating to this change in presentation amounted to $19,331,000, $19,877,000 and $20,967,000 for the years ended November 3, 2001,
October 28, 2000 and October 30, 1999, respectively.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations. The Company plans to adopt SFAS 142 in the first quarter of fiscal year 2003.

In October 2001, the Financial Accounting Standards Board issued Statement Of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied in fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial position or results of operation.

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



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1.     Audited financial statements and                       Page No.
          supplementary data

            Independent Auditors' Report                          F-1

            Foodarama Supermarkets, Inc. and
              Subsidiaries Consolidated Financial
              Statements:

            Balance Sheets as of November 3, 2001                 F-2 to F-3
              and October 28, 2000.

            Statements of Operations for each of the              F-4
            fiscal years ended November 3, 2001,
            October 28, 2000 and October 30, 1999.

            Statements of Shareholders' Equity                    F-5
            for each of the fiscal years ended
            November 3, 2001, October 28, 2000
            and October 30, 1999.

            Statements of Cash Flows for each of the              F-6
            fiscal years ended November 3, 2001,
            October 28, 2000 and October 30, 1999.

            Notes to Consolidated Financial Statements            F-7 to F-28

a.2.    Financial Statement Schedules

            Schedule II                                           S-1
            Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                  E-1 to E-5


b.      Reports on Form 8-K

            No reports on Form 8-K were required to be filed during the fourth quarter of fiscal 2001.


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

Date: January 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date



/S/  Joseph J. Saker
--------------------------------------------------------
Joseph J. Saker               Chairman of the Board         January 30, 2002
                              of Directors, Chief
                              Executive Officer

/S/  Richard Saker
--------------------------------------------------------
Richard Saker                 President,  Secretary         January 30, 2002
                              and Director, Chief
                              Operating Officer

/S/  Charles T. Parton
--------------------------------------------------------
Charles T. Parton       Director                            January 23, 2002


/S/  Albert A. Zager
--------------------------------------------------------
Albert A. Zager               Director                      January 23, 2002


/S/  Robert H. Hutchins
--------------------------------------------------------
Robert H. Hutchins            Director                      January 23, 2002

                          Independent Auditors' Report


Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of November 3, 2001 and October 28, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended November 3, 2001, October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of November 3, 2001 and October 28, 2000, and the results of their operations and their cash flows for the fiscal years ended November 3, 2001, October 28, 2000 and October 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.




            AMPER, POLITZINER & MATTIA P.A.

January 18, 2002
Edison, New Jersey

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      November 3, 2001 and October 28, 2000
                                 (In thousands)

                                     Assets


                                                      2001              2000
Current assets
   Cash and cash equivalents                       $    4,219         $   3,977
   Merchandise inventories                             42,827            42,765
   Receivables and other current assets                 5,466             4,959
   Prepaid income taxes                                     -               398
   Related party receivables - Wakefern                 8,970             8,557
   Related party receivables - other                        7                15
                                                       -------           ------
                                                       61,489            60,671
                                                       -------           ------

Property and equipment
   Land                                                   308               308
   Buildings and improvements                           1,220             1,220
   Leasehold improvements                              39,589            36,931
   Equipment                                          103,394            96,452
   Property under capital leases                       59,909            59,909
   Construction in progress                             6,787             1,513
                                                      -------            ------
                                                      211,207           196,333
   Less accumulated depreciation and amortization      98,218            87,487
                                                      -------           -------
                                                      112,989           108,846
                                                      -------           -------

Other assets
   Investments in related parties                      12,758            12,758
   Intangibles                                          3,136             3,487
   Other                                                2,550             3,469
   Related party receivables - Wakefern                 1,593             1,782
   Related party receivables - other                       11               172
                                                       ------           -------
                                                       20,048            21,668
                                                       ------           -------

                                                   $  194,526         $ 191,185
                                                   ==========         =========
                See notes to consolidated financial statements.
                                      F-2

                      FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (continued)
                           November 3, 2001 and October 28, 2000
                                 (In thousands)

                      Liabilities and Shareholders' Equity



                                                           2001         2000
Current liabilities
   Current portion of long-term debt                     $   5,390    $   4,918
   Current portion of long-term debt, related party            902          880
   Current portion of obligations under capital leases         899          664
   Current income taxes payable                                704           --
   Deferred income taxes                                     1,079        1,114
   Accounts Payable
     Related party - Wakefern                               35,988       34,051
     Others                                                  8,780        7,781
   Accrued expenses                                         14,654       12,478
                                                           -------       ------
                                                            68,396       61,886
                                                           -------       ------

Long-term debt                                              19,294       24,181
Long-term debt, related party                                1,310        2,212
Obligations under capital leases                            54,949       55,848
Deferred income taxes                                        1,201        2,585
Other long-term liabilities                                 10,883        7,051
                                                            ------       ------
                                                            87,637       91,877
                                                            ------       ------

Shareholders' equity
   Common stock, $1.00 par; authorized 2,500,000 shares;
    issued 1,621,767 shares; outstanding 1,088,220 shares
    November 3, 2001; 1,117,290 shares October 28, 2000      1,622        1,622
   Capital in excess of par                                  4,168        2,351
   Deferred compensation                                    (1,696)          --
   Retained earnings                                        44,016       40,078
   Accumulated other comprehensive income
     Minimum pension liability                              (1,920)          --
                                                            -------      ------
                                                            46,190       44,051
   Less 533,547 shares November 3, 2001; 504,477 shares
    October 28, 2000, held in treasury, at cost              7,697        6,629
                                                            ------       ------
                                                            38,493       37,422
                                                            ------       ------

                                                         $ 194,526    $ 191,185
                                                         =========    =========
                See notes to consolidated financial statements.
                                      F-3

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
   Fiscal Years Ended November 3, 2001, October 28, 2000 and October 30, 1999
                      (In thousands, except per share data)



                                                2001      2000          1999

Sales                                       $   945,301 $ 866,363   $   778,726

Cost of goods sold                              711,092   657,436       592,606
                                                -------   -------   -----------

Gross profit                                    234,209   208,927       186,120

Selling, general and administrative expenses    220,283   198,216       177,780
                                                -------   -------   -----------

Earnings from operations                         13,926    10,711         8,340
                                                -------   -------   -----------

Other income (expense)
   Interest expense                              (7,627)   (7,059)       (5,569)
   Interest income                                  265       318           315
                                                --------   -------  -----------
                                                 (7,362)   (6,741)       (5,254)
                                                --------   ------   -----------

Earnings before income tax provision              6,564     3,970         3,086

Income tax provision                             (2,626)   (1,588)       (1,141)
                                                --------   -------  -----------

Net income                                     $  3,938  $  2,382   $     1,945
                                                =======  =========  ===========

Per share information:

Net income per common share
   Basic                                       $   3.54  $   2.13   $      1.74
                                                =======  ========   ===========
   Diluted                                     $   3.50  $   2.13   $      1.74
                                                =======  ========   ===========

Weighted average shares outstanding
   Basic                                      1,111,727 1,117,290     1,117,290
                                              ========= =========   ===========
   Diluted                                    1,124,192 1,117,290     1,117,290
                                              ========= =========   ===========




                      See notes to consolidated financial statements.
                                      F-4

      FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
      Consolidated Statements of Shareholders' Equity
      Fiscal Years Ended November 3, 2001, October 28, 2000 and October 30, 1999 (In thousands, except per share data)

                                                                        Accumulated
                                  Common Stock Capital                     Other    Comprehensive
                               Shares          in Excess  Deferred    Comprehensive          Retained      Treasury Stock     Total
                               Issued    Amount  of Par Compensation      Income    Income   Earnings   Shares      Amount   Equity
      -----------------------------------------------------------------------------------------------------------------------------

Balance - October 31, 1998    1,621,767 $ 1,622  $ 2,351  $     -     $     (81)          $   35,751  (504,477)  $(6,629)$  33,014

Comprehensive income
  Net income 1999                     -      -         -        -             -    $  1,945    1,945         -         -     1,945
  Other comprehensive income
   Minimum pension liability          -      -         -        -            81          81        -         -         -        81
                              --------- ------   -------  -------     ---------    --------    -----  --------   -------     -----
Comprehensive income                                            -                    $2,026

Balance - October 30, 1999    1,621,767  1,622     2,351        -             -               37,696  (504,477)   (6,629)   35,040

Comprehensive income
  Net income 2000                     -      -         -        -             -    $  2,382    2,382         -         -     2,382
                             ---------- ------   -------  -------     ---------    --------   ------  --------   -------    ------
Comprehensive income                                                               $  2,382

Balance - October 28, 2000    1,621,767  1,622     2,351        -             -               40,078  (504,477)   (6,629)   37,422

Grant of stock options                -      -     1,817   (1,817)            -                    -         -         -         -
Amortization of deferred
 compensation                         -      -         -      121             -           -        -         -         -       121
Repurchase of common stock            -      -         -        -             -           -            (29,070)   (1,068)   (1,068)
Comprehensive income
  Net income 2001                     -      -         -        -             -       3,938    3,938         -         -     3,938
  Other comprehensive income
   Minimum pension liability          -      -         -        -        (1,920)     (1,920)       -         -         -    (1,920)
                              ---------  -----    ------   ------     ----------   ---------  ------   --------   -------   -------
Comprehensive income                                                               $  2,018
Balance - November 3, 2001    1,621,767 $1,622    $4,168  $(1,696)    $  (1,920)             $44,016  (533,547)   $(7,697) $38,493




                     See notes to consolidated financial statements.
                                      F-5

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
      Fiscal Years Ended November 3, 2001, October 28, 2000 and October 30, 1999
                                 (In thousands)
                                                    2001         2000     1999
                                                    ----         ----     ----
Cash flows from operating activities
   Net income                                   $    3,938   $   2,382 $  1,945
   Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                    12,840      11,524   10,838
    Amortization, intangibles                          351         352      723
    Amortization, deferred financing costs             285         243      297
    Amortization, deferred rent escalation             (60)         84      (47)
    Provision to value inventory at LIFO               900         723        -
    Deferred income taxes                             (139)       (574)    (753)
    Amortization of deferred compensation              256           -        -
    (Increase) decrease in
      Merchandise inventories                         (962)     (5,375)    (309)
      Receivables and other current assets            (507)       (463)  (1,114)
      Prepaid income taxes                             398        (398)   1,005
      Other assets                                     963         207     (721)
      Related party receivables - Wakefern            (224)       (784)  (1,325)
    Increase (decrease) in
      Accounts payable                               2,936       5,018     (157)
      Income taxes payable                             704        (457)     457
      Other liabilities                              2,534       3,047    1,316
                                                -----------    -------- --------
                                                    24,213      15,529   12,155
                                                -----------    -------- --------
Cash flows from investing activities
   Cash paid for the purchase of property
   and equipment                                   (11,718)    (14,280)  (5,780)
   Cash paid for construction in progress           (5,329)       (943)  (2,481)
   Decrease in related party receivables - other       169          15      108
                                                -----------    -------  -------
                                                   (16,878)    (15,208)  (8,153)
                                                -----------    -------- --------
Cash flows from financing activities
   Proceeds from issuance of debt                      929      20,595    5,014
   Principal payments under long-term debt          (5,344)    (18,754)  (7,904)
   Principal payments under capital lease obligations (664)       (699)    (463)
   Principal payments under long-term debt,
    related party                                     (880)       (627)    (460)
   Deferred financing costs                            (66)       (953)       -
   Repurchase of common stock                       (1,068)          -        -
                                                 ----------    -------- -------
                                                    (7,093)       (438)  (3,813)
                                                 ----------    -------- --------

Net change in cash and cash equivalents                242        (117)     189

Cash and cash equivalents, beginning of year         3,977       4,094    3,905
                                                 ----------    -------- -------

Cash and cash equivalents, end of year           $   4,219     $ 3,977 $  4,094
                                                 ==========    ======== ========

Supplemental disclosures of cash paid
   Interest                               $          8,046     $ 6,683 $  5,590
   Income taxes                                      1,674       2,869       27
                 See notes to consolidated financial statements

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

         Fiscal Year
         The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 2001 consists of the 53 weeks ended November 3, 2001, fiscal 2000 consists of the 52 weeks ended October 28, 2000, and fiscal 1999 consists of the 52 weeks ended October 30, 1999.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 1 - Summary of Significant Accounting Policies - (continued)
         Cash Equivalents
         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

         If the FIFO method had been used, inventory at November 3, 2001 and October 28, 2000 would have been $1,623,000 and $723,000 higher, respectively.

         Property and Equipment
         Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives ranging between three and ten years for equipment, the shorter of the useful life or lease term for leasehold improvements, and twenty years for buildings. Repairs and maintenance are expensed as incurred.

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

         Long-Lived Assets
         The Company reviews the carrying values of its long-lived assets for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value.

         Deferred Financing Costs
         Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         Postretirement Benefits other than Pensions
         The Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan.

         Postemployment Benefits
         The Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         Advertising
         Advertising costs are expensed as incurred. Advertising expense was $8.8, $8.5 and $7.5 million for the fiscal years 2001, 2000 and 1999, respectively.

         Store Closing Costs
         The costs, net of amounts expected to be recovered, are expensed upon the closing of a store. It is reasonably possible that these estimates may change in the near term. Operating results continue to be reported until a store is closed.

         Stock Option Plan
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

         Earnings Per Share
         Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to antidilution limitations.

         Recent Accounting Pronouncements
         Effective October 29, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company does not currently engage in any hedging activity or hold any derivative instruments. Therefore, there has been no impact from adopting the provisions of SFAS 133.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         Recent Accounting Pronouncements - (continued)
         Effective October 29, 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101, ("SAB 101"), "Revenue Recognition in Financial Statements." This Bulletin provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. There was no significant impact from adopting the provisions of SAB 101 in fiscal 2001.

         Effective October 29, 2000, the Company adopted the Emerging Issues Task Force Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives." EITF 00-14 provides guidance on the accounting for certain sales incentives offered by companies to their customers, such as discounts, coupons, rebates and free products or services. In accordance with the provisions of EITF 00-14, the Company recorded those sales incentives covered by EITF 00-14 as a reduction of sales, resulting in a corresponding reduction in selling, general and administrative expenses, with no impact on the Company's net income. Prior year amounts have been reclassified to conform to the current year presentation. Sales incentives relating to this change in presentation amounted to $19,331,000, $19,877,000 and $20,967,000 for the years ended November 3, 2001, October 28, 2000 and October 30, 1999, respectively.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. The Company plans to adopt SFAS 142 in the first quarter of fiscal year 2003.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is required to be applied in fiscal years beginning after December 15, 2001. SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial position or results of operations.

Note 2 - Concentration of Cash Balance
         As of November 3, 2001 and October 28, 2000, cash balances of approximately $1,179,000 and $1,173,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
         (FDIC). These balances exceed the insured amount of $100,000.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 3 -Receivables and Other Current Assets
                                                       November 3, October 28,
                                                          2001         2000
            Accounts receivable                            $3,980       $3,350
            Prepaids                                        2,260        2,121
            Rents receivable                                   99           31
            Less allowance for uncollectible accounts        (873)        (543)
                                                      ------------  -----------
                                                          $ 5,466      $ 4,959
                                                      ============  ===========
Note 4 - Related Party Transactions
         Wakefern Food Corporation
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $550,000 at November 3, 2001 and October 28, 2000, and $500,000 at October 30, 1999. During fiscal 2000 and 1999, the required investment in Wakefern increased. This resulted in a total increase in the investment in Wakefern by $1,039,000 in 2000 and $1,286,000 in 1999, and a related increase in the obligations due Wakefern for the same amount, respectively. This increase in the obligation is non-interest bearing and is payable over four years, with three years currently remaining. The Company has a 12.3% investment in Wakefern of $11,805,000 at November 3, 2001 and October 28, 2000. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by principal officers/shareholders of the Company. As of November 3, 2001 and October 28, 2000, the Company was obligated to Wakefern for $2,212,000 and $3,092,000, respectively, for the increase in its required investment (see Note 8 Long-term Debt, Related Party).

         The Company also has an investment of approximately 10.0% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $953,000 at November 3, 2001 and October 28, 2000. During the year ended October 28, 2000, the Company was required to invest an additional $124,000 relating to the opening of two new stores. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage. Insurance premiums paid to Insure-Rite, Ltd. for fiscal years 2001, 2000 and 1999 were $3,819,000, $3,528,000 and
         $3,275,000, respectively.

         As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated statements of operations. In addition, the Company also receives from Wakefern other product incentives and rebates. For fiscal 2001, 2000 and 1999, total patronage dividends and other product incentives and rebates were $9,909,000, $9,273,000 and $8,202,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions - (continued)
         Wakefern Food Corporation - (continued)
         At November 3, 2001 and October 28, 2000, the Company has current receivables due from Wakefern of approximately $8,970,000 and $8,557,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,593,000 and $1,782,000, respectively.

         In September 1987, the Company and all other stockholder members of Wakefern entered into an agreement with Wakefern, as amended in 1992, which provides for certain commitments and restrictions on all stockholder members of Wakefern. The agreement contains an evergreen provision providing for an indefinite term and is subject to termination ten years after the approval of 75% of the outstanding voting stock of Wakefern. Under the agreement, each stockholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern and, if it fails to meet such requirements, to make payments to Wakefern based on a formula designed to compensate Wakefern for its lost profit. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a stockholder's stores, merger with another entity or on the transfer of a controlling interest in the stockholder.

         The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $647, $588 and $536 million for the fiscal years 2001, 2000 and 1999, respectively.

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

         The Company has receivables from related parties that include shareholders, directors, officers, and real estate partnerships. At October 28, 2000, approximately $180,000 of these receivables consisted of notes bearing interest at 9%. These receivables had been classified based upon the scheduled payment terms. The remaining amounts were non-interest bearing, had no repayment terms and were classified based on expected payment dates. As of November 3, 2001, these receivables had been fully repaid.

         During the fiscal year ended November 3, 2001, the Company utilized an entity, which is wholly-owned by the daughter of the Company's Chairman of the Board, to provide construction management services on several store renovations. The Company incurred $214,000 of construction management fees relating to this entity and these amounts have been included in property and equipment.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 5 - Intangibles

                                                       November 3, October 28,
                                                          2001        2000
                                                          ----        ----

            Goodwill                                $       3,493     $  3,493
            Favorable operating lease costs                 4,685        4,685
                                                      -----------  -----------
                                                            8,178        8,178
            Less accumulated amortization                   5,042        4,691
                                                      -----------  -----------
                                                        $   3,136     $  3,487
                                                      ===========  ===========

Note  6 -   Accrued Expenses
            ----------------
                                                        November 3, October 28,
                                                             2001       2000

            Payroll and payroll related expenses        $  7,211      $  5,871
            Insurance                                      1,405           909
            Sales, use and other taxes                     1,294         1,214
            Interest                                          63           483
            Employee benefits                              1,346           801
            Occupancy costs                                2,179         2,033
            Real estate taxes                                537           434
            Other                                            619           733
                                                        --------      --------
                                                        $ 14,654      $ 12,478
                                                        ========      ========

Note 7 - Long-term Debt
         Long-term debt consists of the following:
                                                        November 3, October 28,
                                                             2001       2000

            Revolving note                             $   3,766      $  2,837
            Term loan                                      6,500         8,500
            Capital expenditure facility                   7,306         7,758
            Other notes payable                            7,112        10,004
                                                       ---------      --------
                                                          24,684        29,099
            Less current portion                           5,390         4,918
                                                       ---------      --------
                                                       $  19,294      $ 24,181
                                                       =========      ========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         The Company has a Revolving Credit and Term Loan Agreement which was amended and assigned to three financial institutions on January 7, 2000, and was further amended May 11 and August 7, 2001 (as amended, the "Credit Agreement"). The Credit Agreement is collateralized by substantially all of the Company's assets, provided for a total commitment of $58,000,000 and matures December 31, 2004. The amended Credit Agreement (a) increases the total amount available to the Company under the Revolving Note to $28,000,000 from $25,000,000, subject to the borrowing base limitation of 65% of eligible inventory;
         (b) reallocates the amount of permitted new indebtedness for fiscal year 2001 to fiscal year 2002 to more closely meet the Company's projected borrowing needs; (c) reallocates the limitations on indebtedness attributable to capitalized lease obligations over the term of the Credit Agreement to more closely track new real estate lease obligations; (d) permits capital expenditures ("Capex") relating to New/Replacement Store Projects over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (e) permits capital expenditures relating to Adjusted Capex over the term of the Credit Agreement to more closely track the projected timing of such expenditures; (f) extends the expiration date of the period during which the Company may borrow against the Capex Facility to June 30, 2002; (g) allows the Company to repurchase its common stock for an aggregate purchase price not to exceed $5,000,000 subject to certain conditions and limitations (see Note 12); (h) allows for loans to employees not to exceed $50,000 in the aggregate; and (i) amends certain definitions. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified.

         The Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Agreement, which have interest rates indexed to LIBOR. The Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility. The previous outstanding balances under the Stock Redemption Note and Expansion Loan were fully satisfied and replaced by this Agreement. These previous loans had fixed interest rates of 8.38% and 9.18%, respectively.

         The Revolving Note has an overall availability of $28,000,000, not to exceed 65% of eligible inventory, and provides for availability of up to $4,500,000 for letters of credit. The Revolving Note bears interest at prime plus .50% or LIBOR plus 2.50%.

         The Company had a letter of credit outstanding of $1,012,004 and $2,000,000 at November 3, 2001 and October 28, 2000, respectively. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $18,691,000 and $18,863,000 at November 3, 2001 and October 28, 2000. As of November 3, 2001 and October 28, 2000, $7,475,000 and $7,001,000 of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

         The Term Loan is $10,000,000 and is payable in quarterly principal installments of $500,000 commencing April 1, 2000 through December 31, 2004. Interest is payable monthly at prime plus .75% or LIBOR plus 2.75%. At November 3, 2001, $6,000,000 of the Term Loan balance was under a one month Eurodollar rate of 5.39%, maturing November 2001, which was renewed through February 2002 at a rate of 4.67%.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         The $20,000,000 Capital Expenditure Facility provides for a two-year non-restoring commitment to fund equipment purchases for five new stores, with a maximum of $4,000,000 per store. Interest only is due monthly at prime plus .75% or LIBOR plus 2.75% for any amount utilized during the first two years of the commitment. Amounts borrowed through December 31, 2001 will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing April 1, 2002, calculated on a seven-year amortization schedule. Additional amounts borrowed after December 31, 2001 through June 30, 2002 will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing October 1, 2002, calculated on a six and a half-year amortization schedule. A balloon payment is due at December 31, 2004 for amounts outstanding on the term loans. A commitment fee of .5% is charged on the unused portion of the Capital Expenditure Facility. The Company had $7,306,000 and $7,758,000 outstanding as of November 3, 2001 and October 28, 2000, respectively and had $12,000,000 available under this facility. At November 3, 2001, $7,000,000 of the Capital Expenditure facility was under a one month Eurodollar rate of 5.31%, maturing November 2001, which was renewed through February 2002 at a rate of 4.60%.

         The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios and other financial ratios, as well as limitations on capital expenditures and new debt. For the year ended October 28, 2000, the Company exceeded its capital expenditure and adjusted indebtedness limits, which were waived.

         The prime rate at November 3, 2001 and October 28, 2000 was 5.50% and 9.50%, respectively.

         Other Notes Payable
         Included in other notes payable are the following:
                                                        November 3, October 28,
                                                           2001        2000
                                                           ----        ----
         Note payable to a financing institution, maturing
         October 2004, payable at $56,000 per month
         plus interest at 7.26%, collateralized by related
         equipment.                                   $     1,996    $    2,663

         Note payable to a financing institution, maturing
         April 2005, payable at $46,000 per month
         including interest at 7.44%, collateralized by
         related equipment.                                 1,642         2,057

         Various equipment loans maturing through
         November 2004, payable at an aggregate monthly
         payment of $152,000 including interest at rates
         ranging from 5.79% to 9.02%, collateralized by
         various equipment.                                3,474          5,284
                                                      -----------    ----------
         Total other notes payable                   $     7,112       $ 10,004
                                                     ============    ==========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         Other Notes Payable - (continued)
         Aggregate maturities of long-term debt are as follows:

            Fiscal Year

              2002                                                     $5,390
              2003                                                      5,183
              2004                                                      5,135
              2005                                                      8,976

Note 8 - Long-term Debt, Related Party
         As of November 3, 2001 and October 28, 2000, the Company was indebted for an investment in Wakefern in the amount of $2,212,000 and $3,092,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

            Fiscal Year

              2002                                                    $   902
              2003                                                        779
              2004                                                        186
              2005                                                        182
              2006                                                        107
              Thereafter                                                   56

Note 9 - Other Long-term Liabilities
                                                       November 3, October 28,
                                                          2001       2000

            Deferred escalation rent                    $  4,652      $ 4,712
            Minimum pension liability (Note 15)            3,399            -
            Postretirement benefit cost                    1,965        1,580
            Other                                            867          759
                                                        --------      -------
                                                        $ 10,883      $ 7,051
                                                        ========      =======

Note 10 - Long-term Leases
          Capital Leases
                                                        November 3, October 28,
                                                           2001       2000

            Real estate                                $  59,909      $59,909
            Less accumulated amortization                 12,922       10,313
                                                       ----------     -------
                                                       $  46,987      $49,596
                                                       ==========     =======
                                      F-16

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -Long-term Leases - (continued)
         Capital Leases - (continued)
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of November 3, 2001:

            Fiscal Year

            2002                                                   $     6,102
            2003                                                         6,158
            2004                                                         6,230
            2005                                                         6,343
            2006                                                         6,412
            Thereafter                                                  93,793
                                                                      --------
            Total minimum lease payments                               125,038
            Less amount representing interest                           69,190
                                                                      --------
            Present value of net minimum lease payments                 55,848
            Less current maturities                                        899
                                                                      --------
            Long-term maturities                                      $ 54,949
                                                                      ========

         Operating Leases
         The Company is obligated under operating leases for rent payments expiring at various dates through 2021. Certain leases provide for the payment of additional rentals based on certain escalation clauses and seven leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $268,000, $264,000 and $248,000 for the fiscal years 2001, 2000 and 1999, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

         Total rental expense for all operating leases consists of:

                                          Fiscal 2001 Fiscal 2000 Fiscal 1999

            Land and buildings           $    11,020  $   10,828  $    10,611
            Less subleases                    (3,089)     (2,641)      (2,152)
                                         ------------ ----------- ------------
                                         $     7,931  $    8,187  $     8,459
                                         =====================================

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10- Long-term Leases - (continued)
         Operating Leases - (continued)
         The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at November 3, 2001, are as follows:

                                                      Income from
                                        Land and    Noncancellable    Net Rental
            Fiscal Year                 Buildings      Subleases      Commitment

                2002                 $     10,169         $2,560        $7,609
                2003                        9,708          2,433         7,275
                2004                        8,194          1,906         6,288
                2005                        7,796          1,287         6,509
                2006                        6,403            852         5,551
                Thereafter                 31,783          1,612        30,171
                                      -----------    -----------     ---------
                                       $   74,053        $10,650      $ 63,403
                                      ===========    ===========     =========

         The Company is presently leasing one of its supermarkets, a garden center, and liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $736,000, $719,000 and $668,000 for the fiscal years 2001, 2000 and
         1999, respectively.

Note 11- Stock Option Plan
         On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

         The 2001 Plan provides for the issuance of up to 150,000 shares of Foodarama Supermarkets, Inc. Common Stock (subject to anti-dilution adjustment). The maximum number of shares of stock that may be covered by the Awards granted to any one Participant for the life of the 2001 Plan shall be equal to one-third of the shares reserved for issuance under the 2001 Plan.

         The types of Awards that the Administrator may grant under the 2001 Plan are stock options, stock appreciation rights, restricted and non-restricted stock awards, phantom stock, performance awards, other stock grants or any combination of these Awards.

         On August 8, 2001 (the "Grant Date"), the Company granted 107,500 shares as stock options and 11,000 shares in the form of Stock Performance Units (the "Units"), which represent deferred compensation based upon the increase in the market value of the Company's common stock during the grantee's employment.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11- Stock Option Plan - (continued)
         The stock options consist of 50,000 shares granted to each of the Chairman of the Board and the President of the Company and vest quarterly from the grant date over a five-year period. The remaining 7,500 shares were granted to certain officers and elected board members of the Company and vest, per individual, 250 shares at the Grant Date and 250 shares each year thereafter for the next three years.

         The Units are payable in cash only, were granted to certain officers and senior management of the Company and vest, per individual, 250 units at the Grant Date and 250 units thereafter, for the next one to three years.

         The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively. At the date of grant, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For the year ended November 3, 2001, the Company realized compensation expense relating to the stock option plan of $121,000. For the year ended November 3, 2001, the Company realized compensation expense of $135,000 related to the Units granted, based on the market price of the Company's common stock of $40.75 at November 3, 2001.

         As of November 3, 2001, none of the vested stock options or Units were exercised. The following table summarizes stock option and Units activity:

                                                                  Date of Grant
                                                     Stock                Market
                                        Stock      Performance            Price
                                        Options     Units        Exercise Common
                                        Granted    Granted Total    Price Stock

         Outstanding, October 28, 2000        -          -     -
            Granted                     107,500   11,000  118,500 $ 19.60 $36.50
            Exercised                         -        -        -       - ======
                                        -------   ------  ------- -------
         Outstanding, November 3, 2001  107,500   11,000  118,500 $ 19.60
                                        =======   ======  =======  ======

         Exercisable, November 3, 2001    2,000    4,750    6,750
                                        =======   ======= =======

         Following is a summary of the status of stock options outstanding at November 3, 2001:

                             Outstanding Options           Exercisable Options
                                Weighted
                                 Average     Weighted                Weighted
            Exercise            Remaining     Average                Average
            Price    Number  Contractual   Exercise Price Number  Exercise Price
                                  Life

             $19.60  107,500  9.75 years    $19.60         2,000       $19.60
                                      F-19

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11 -Stock Option Plan - (continued)
         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $22.93 on the date of grant using the Black-Scholes option pricing model.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following weighted-average assumptions were used for the year ended November 3, 2001:

                  Risk-free interest rate                5.0%
                  Expected volatility                   40.2%
                  Dividend yield                           0%
                  Expected life                       5 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                Fiscal 2001     Fiscal 2000     Fiscal 1999

         Pro forma net income        $3,915          $2,382          $1,945

         Pro forma earnings per share
         Basic                        $3.52           $2.13           $1.74
         Diluted                      $3.48           $2.13           $1.74

Note 12 -Shareholders' Equity
         On May 11, 2001, the Board of Directors authorized the Company to repurchase, in either open market or private transactions, up to $3,000,000 of its common stock. The Company repurchased 29,070 shares of its common stock at an aggregate cost of $1,067,927 for the year ended November 3, 2001 (see Note 20).

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 -Income Taxes

         The income tax provisions consist of the following:

                                         Fiscal 2001   Fiscal 2000   Fiscal 1999
            Federal
            Current                      $    2,247   $     1,621        $1,857
            Deferred                           (212)         (411)         (506)
            State and local
               Current                          518           541            37
               Deferred                          73          (163)         (247)
                                         ----------   ------------  -----------
                                          $   2,626        $1,588   $     1,141
                                         ==========   ============  ===========

         The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                             Fiscal 2001 Fiscal 2000 Fiscal 1999

            Tax provision at the statutory rate  34.0 %    34.0  %       34.0%
            State and local income tax provision,
             net of federal income tax            5.9 %     5.9  %        5.9%
            Goodwill amortization not deductible
             for tax purposes                     1.0 %     1.3  %        1.8%
            Tax credits                           (.2)%     (.7) %      (1.0)%
            Adjustment to prior years tax
             provision                             .5 %    (1.0) %      (5.1)%
            Other                                (1.2)%      .5  %       1.4 %
                                                 ------    -------     -------
            Actual tax provision                 40.0  %   40.0  %      37.0 %
                                                 ======    =======     =======

         Net deferred tax assets and liabilities consist of the following:

                                                         November 3, October 28,
                                                         2001            2000

            Current deferred tax assets
               Deferred revenue and gains on sale/leaseback  $230      $   138
               Allowances for uncollectible receivables       461          301
               Inventory capitalization                         9            8
               Closed store reserves                          430          570
               Vacation accrual                               433          365
               Accrued post-employment                        159          162
               Accrued post-retirement                        796          640
               Other                                           37           37
                                                            -----      -------
                                                            2,555        2,221
                                                            -----      -------
                                      F-21

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 - Income Taxes - (continued)
                                                         November 3, October 28,
                                                            2001        2000

            Current deferred tax liabilities
               Prepaids                                      (280)       (335)
               Patronage dividend receivable               (2,278)     (2,073)
               Accelerated real estate taxes                 (212)       (174)
               Prepaid pension                               (864)       (753)
                                                          --------   ---------
                                                           (3,634)     (3,335)
                                                          --------   ---------
            Current deferred tax liability                $(1,079)   $ (1,114)
                                                          ========   =========

            Noncurrent deferred tax assets
               Lease obligations                        $   3,558       $2,811
               Minimum pension liability                    1,280            -
               Stock options and deferred compensation        104            -
               State loss carryforward                         72           53
                                                          --------   ---------
                                                            5,014        2,864
               Valuation allowance                            (72)         (53)
                                                          --------   ---------
                                                            4,942        2,811
                                                          --------   ---------
            Noncurrent deferred tax liabilities
               Depreciation                                (5,453)      (4,524)
               Pension obligations                           (341)        (523)
               Other                                         (349)        (349)
                                                          --------   ----------
                                                           (6,143)      (5,396)
                                                          --------   ----------
            Noncurrent deferred tax liability             $(1,201)    $ (2,585)
                                                          ========   ==========

         Minimum pension liability of $1,280,000 was charged against accumulated other comprehensive income (see Note 15).

         State loss carryforwards of approximately $731,000 expire through October 2010.

Note 14 -Commitments and Contingencies
         Legal Proceedings
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Guarantees
         The Company remains contingently liable under leases assumed by third parties. As of November 3, 2001, the minimum annual rental under these leases amounted to approximately $1,646,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans

         Defined Benefit Plans
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of November 3, 2001 and October 28, 2000, the plans' assets included common stock of the Company with a fair value of $1,516,000 and $702,000, respectively.

         A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of November 3, 2001 and October 28, 2000 follows:

                                                      November 3,  October 28,
                                                          2001         2000
            Change in benefit obligation
               Benefit obligation - beginning of year $    (5,772) $   (5,936)
               Service cost                                   (63)        (63)
               Interest cost                                 (454)       (449)
               Actuarial gain (loss)                       (1,517)        200
               Benefits paid                                  628         476
                                                           -------   ---------
               Benefit obligation - end of year            (7,178)     (5,772)
                                                           --------  ---------

            Change in plan assets
               Fair value of plan assets -
               beginning of year                            6,174       6,433
               Actual return (loss) on plan assets            145        (342)
               Employer contributions                         402         559
               Benefits paid                                 (628)       (476)
               Administrative expense                        (180)          -
                                                            ------     -------
               Fair value of plan assets - end of year      5,913       6,174
                                                            ------     -------

            Funded status                                  (1,265)        402

            Unrecognized prior service cost                   198         236

            Unrecognized net loss from past
             experience different from that assumed         3,206       1,233

            Unrecognized transition asset                      (5)        (11)

            Adjustment required to recognize
             minimum liability                             (3,399)          -
                                                          --------    --------

            Prepaid (accrued) pension cost                $(1,265)    $ 1,860
                                                          ========    ========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans - (continued)
         Defined Benefit Plans - (continued)
         Pension expense consists of the following:

                                             Fiscal 2001 Fiscal 2000 Fiscal 1999

            Service cost - benefits earned
            during the period                 $     63    $     63   $    71
            Interest expense on benefit
            obligation                             454         449       447
            Expected return on plan assets        (488)       (506)     (522)
            Amortization of prior service costs     37          37        37
            Amortization of unrecognized net
              loss (gain)                           67           8        35
            Amortization of unrecognized
              transition obligation (asset)         (5)         (5)       (5)
                                                  -----       -----     -----
            Total pension expense   $              128   $      46   $    63
                                                  =====       =====     =====

         The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 7.25% to 8.00% at November 3, 2001 and 7.75% to 8.00% at October 28, 2000. The expected long-term rate of return on plan assets was 8% at November 3, 2001 and October 28, 2000.

         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

         At November 3, 2001, the accumulated benefit obligation exceeded the fair value of the plans' assets in both defined benefit plans. The provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at November 3, 2001, a liability of $3,399,000 was included in other long-term liabilities, an intangible asset equal to the prior service cost of $199,000 is included in other assets, and a charge of $1,920,000 net of deferred taxes of $1,280,000 is reflected as a minimum pension liability in shareholders' equity in the Consolidated Balance Sheet.

         At October 31, 1998, the accumulated benefit obligation exceeded the fair value of the plan's assets in the plan covering members of one union. Accordingly, at October 31, 1998, a liability of $188,000 was included in other long-term liabilities, an intangible asset equal to the prior service cost of $53,000 was included in other assets, and a charge of $81,000 net of deferred taxes of $54,000 was reflected as a minimum pension liability in shareholders' equity in the Consolidated Balance Sheet. These amounts were reversed during fiscal 1999.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans - (continued)
         Multi-Employer Plans
         Health, welfare, and retirement expense was approximately $10,440,000 in fiscal 2001, $9,155,000 in fiscal 2000 and $8,276,000 in fiscal 1999 under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

         401(k)/Profit Sharing Plan
         The Company maintains an employee 401(k) Savings Plan for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age
         21. Employee contributions are discretionary to a maximum of 15% of compensation. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2% for fiscal years 2001, 2000 and 1999. 401(k) expense for the fiscal years 2001, 2000 and 1999 was approximately $607,000, $507,000 and $480,000, respectively.

Note 16 -Other Postretirement and Postemployment Benefits
         Postretirement Benefits
         The Company will provide certain current officers and provides former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at November 3, 2001 and October 28, 2000, respectively. The participants have agreed to certain non-compete arrangements and to provide continued service availability for consulting services after retirement.

         A summary of the plan's funded status and the amounts recognized in the balance sheets as of November 3, 2001 and October 28, 2000, follows:

                                                        November 3, October 28,
                                                             2001       2000
                                                        ----------- ----------
            Change in benefit obligation
               Benefit obligation - beginning of year   $  (2,630)  $  (2,062)
               Service cost                                  (103)        (89)
               Interest cost                                 (214)       (174)
               Actuarial gain (loss)                         (480)       (352)
               Benefits paid                                   47          47
                                                           -------     -------
               Benefit obligation - end of year            (3,380)     (2,630)
                                                           -------     -------

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -Other Postretirement and Postemployment Benefits - (continued) Postretirement Benefits - (continued)
                                                        November 3, October 28,
                                                             2001       2000
                                                        ----------- -----------
            Change in plan assets
               Fair value of plan assets - beginning of year     -           -
               Actual return on plan assets                      -           -
               Employer contributions                           47          47
               Benefits paid                                   (47)        (47)
                                                               ----        ----
               Fair value of plan assets - end of year           -           -
                                                               ----        ----

            Funded status                                   (3,380)     (2,630)

            Unrecognized prior service cost                    137          11

            Unrecognized net loss from past experience
             different from that assumed                     1,278       1,039
                                                            -------     -------
            Accrued postretirement benefit cost            $(1,965)    $(1,580)
                                                            =======     =======


         Net postretirement benefit expense consists of the following:

                                             Fiscal 2001 Fiscal 2000 Fiscal 1999

            Service cost - benefits earned
             during the period                     $ 103      $   89    $   73
            Interest expense on benefit obligation   214         174       123
            Expected return on plan assets             -           -         -
            Amortization of prior service costs       23           2         2
            Amortization of unrecognized net
             loss (gain)                              92         149        81
            Amortization of unrecognized
             transition obligation (asset)             -           -         -
                                                    ----         ----     ----

            Postretirement benefit expense        $  432  $      414   $   279
                                                    ====         ====     ====

         The assumed discount rate used in determining the postretirement benefit obligation was 8.0% and 7.75% as of November 3, 2001 and October 28, 2000, respectively. The weighted average rate of compensation increase as of November 3, 2001 and October 28, 2000 was 4%.

         Postemployment Benefits
         Under SFAS No.112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of November 3, 2001 and October 28, 2000, was $393,000 and $401,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)
Note 17 -Earnings Per Share
                                            Fiscal 2001 Fiscal 2000  Fiscal 1999
         Basic EPS
            Net income available to common
            shareholders                     $    3,938    $  2,382    $  1,945
                                             ==========    ========    ========

            Weighted average shares
             outstanding                      1,111,727   1,117,290   1,117,290
                                             ----------   ---------   ---------
            Per share amount                 $     3.54     $  2.13     $  1.74
                                             ==========   =========   =========

         Effect of Dilutive Securities
            Stock Options - Weighted Shares      12,465           -           -
                                             ==========   =========   =========
         Dilutive EPS
            Weighted average shares outstanding
             including incremental shares     1,124,192   1,117,290   1,117,290
                                             ----------   ---------   ---------
            Per share amount                 $     3.50     $  2.13     $  1.74
                                             ==========   =========   =========

Note 18- Noncash Investing and Financing Activities
         During fiscal 2001, the Company retired property and equipment with an original cost of $2,173,000 and accumulated depreciation of $2,109,000.

         At November 3, 2001, the Company had an additional minimum pension liability of $3,399,000, a related intangible of $199,000 and a direct charge to equity of $1,920,000, net of deferred taxes of $1,280,000.

         During fiscal 2001, the Company recorded an increase in capital in excess of par and deferred compensation expense of $1,817,000 in accordance with its stock option plan.

         During fiscal 2000, capital lease obligations of $21,691,000 were incurred when the Company entered into leases for two new stores. During fiscal 1999, the Company modified one of its capitalized leases, resulting in an increase of $5,865,000 in property under capitalized leases and capitalized lease obligations.

         During fiscal 2000, the required investment in Wakefern increased from a maximum per store of $500,000 to $550,000. This resulted in an increase of $1,039,000 in the investment and obligations due Wakefern. During fiscal 1999, the required investment in Wakefern increased from a maximum per store of $450,000 to $500,000. This resulted in an increase of $1,286,000 in the investment and obligations due Wakefern.

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

         During fiscal 2000 and 1999, the Company financed equipment purchased for $1,527,000, and $520,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 19 -Unaudited Summarized Consolidated Quarterly Information
         Summarized quarterly information for the years ended November 3, 2001 and October 28, 2000 was as follows:

                                                                       Fourteen
                                                                         Weeks
                                   Thirteen Weeks Ended                  Ended
                           ----------------------------------------  ----------

                                  January 27, April 28,    July 28, November 3,
                                      2001      2001        2001         2001
                                      ----      ----        ----         ----

            Sales                $ 238,594   $ 223,926    $ 233,052   $ 249,729
            Gross profit            57,829      55,625       58,356      62,399
            Net income               1,168         963        1,044         763
            Earnings available per share:
               Basic                  1.05         .86          .94         .69
               Diluted                1.05         .86          .94         .66

                                          Thirteen Weeks Ended
                           ----------------------------------------------------

                                  January 29, April 29,    July 29, October 28,
                                      2000      2000        2000        2000
                                      ----      ----        ----        ----

            Sales                $ 211,541   $ 211,638    $ 223,662  $  219,522
            Gross profit            50,211      51,092       54,389      53,235
            Net income                 784         335          636         627
            Earnings available per share:
               Basic                   .70         .30          .57         .56
               Diluted                 .70         .30          .57         .56

         Dilutive earnings per share amounts by quarter do not equal dilutive earnings per share amounts for the year ended November 3, 2001 due to the stock option plan being adopted in the fourth quarter.

Note 20 -Subsequent Events
         On November 14, 2001, the Company opened a new store in Middletown, New Jersey. This store replaced an existing store at the same location. A capital lease obligation of $9,958,000 was incurred relating to this new store, as well as an increase in property under capitalized leases in the same amount.

         The Company repurchased 10,310 shares of its Common stock at an aggregate cost of $437,773 from November 4, 2001 through January 18, 2002.

                                                                    Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
   Fiscal Years Ended November 3, 2001, October 28, 2000 and October 30, 1999
                                 (In thousands)

                                             Additions
                           Balance      Charge to  Charge to             Balance
                        at beginning    costs and    other                at end
   Description              of year      expenses   accounts  Deductions of year
   -----------              --------    ---------  --------  ---------- --------
   Fiscal year ended
    November 3, 2001:
    Allowance for
    doubtful accounts
    (deducted from
    receivables and
    other current
    assets)              $      543     $    400      $     -     70 (1) $   873
                         ----------     --------      -------  -----     -------

   Fiscal year ended
    October 28, 2000:
    Allowance for doubtful
    accounts
    (deducted from
    receivables and other
    current assets)      $      506     $    143      $     -  $ 106 (1)  $  543
                         ----------     --------      -------  -----      ------


   Fiscal year ended
    October 30, 1999:
    Allowance for doubtful
    accounts (deducted from
    receivables and other
    current assets)      $      402     $    199      $     -  $  95 (1)  $  506
                         ----------     --------      -------  -----      ------



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

     ****x. Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

------------------------------------------------------------------------------
*** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

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

      xvii. Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated March 11, 1999, between the Registrant and the Financial Institution which are signatory thereto, is incorporated herein by reference the Registrant's Form 10-Q for the quarterly period ended May 1, 1999, filed with the Securities and Exchange Commission on June 11, 1999.



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

        xx. Registrant's 2001 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on February 26, 2001.

       xxi. Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 11, 2001, between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 28, 2001, filed with the Securities and Exchange Commission on June 8, 2001.

      xxii. Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 7, 2001 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 28, 2001, filed with the Securities and Exchange Commission on September 10, 2001.

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