Form 10-K/A
period 2001-11-03
FOODARAMA SUPERMARKETS INC
filed 2002-02-28
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes x No
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14,665,000. Computation is based on the closing sales price of $35.25 per share of such stock on the American Stock Exchange on February 15, 2002.

      As of February 15, 2002, the number of shares outstanding of Registrant's Common Stock was 1,074,127.

DOCUMENTS INCORPORATED BY REFERENCE
None
This Amendment No. 1 on Form 10-K/A is filed by Foodarama Supermarkets, Inc. as an amendment to its annual report on Form 10-K for the fiscal year ended November 3, 2001 to amend and restate in its entirety Part III.

                                     PART I


Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K/A, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K/A. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K/A and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

Operating, general and administrative expenses increased as a percent of sales when comparing fiscal 2001 to fiscal 2000. Increases in labor and related fringe benefits, administrative expense, occupancy, depreciation, other store expenses, which include Wakefern support services and debit/credit card fees, and a decrease in miscellaneous income were partially offset by decreases in advertising, pre-opening costs and reserve for closed store expense. The increase in labor and related fringe benefits was the result of additional personnel for all of fiscal 2001 for the two new stores opened during fiscal 2000 and increased sales in service intensive departments. Administrative expense increased as the result of increases in employee incentive programs and the charges related to the stock incentive plan. Occupancy increased due to increased costs for CAM, real estate taxes and sanitation. Depreciation expense increased due to a full year of depreciation for the equipment, leasehold improvements and the capitalized leases for the two stores opened in fiscal 2000 and additional depreciation related to the three stores remodeled in fiscal 2001. Other store expenses increased due to increases in charges for certain Wakefern programs. Miscellaneous income decreased due to a lack of income from the sale of recycled cardboard. Selling expense increased in dollars but declined as a percentage of sales. Pre-opening costs in fiscal 2001 related to the new Middletown store which did not open until November 14, 2001 while two stores were opened in fiscal 2000. The decrease in the reserve for closed store expense relates primarily to the expensing in fiscal 2000 of anticipated expenses for a location closed in April 2000 when the new Wall Township store opened. As a percentage of sales, labor and related fringe benefits increased ..30%, administrative expense increased .21%, occupancy increased .06%, depreciation increased .05%, other store expenses increased .05% and miscellaneous income decreased .08%. These increases were partially offset by decreases in selling expense of .05%, pre-opening costs of .09% and reserve for closed store expense of .16%. Pre-opening costs were $114,000 in fiscal 2001.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   Part III


Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

The directors of the Company are as set forth below:

                                                                      Year First
                                                                       Elected
                                                                          a
 Name and Age                   Principal Occupation                   Director

Joseph J. Saker    (73)         Chairman of the Board of the Company     1958
Richard J. Saker   (50)         President and Secretary of the           1987
                                     Company
Charles T. Parton  (60)         Chairman of the Board - Two River        1995
                                   Community Bank, a commercial bank
Albert A. Zager    (53)         Member - Carton, Arvanitis,              1995
                                   McGreevy, Argeris, Zager &
                                   Aikins, L.L.C., Attorneys
Robert H. Hutchins (50)         President and Managing Director -        2001
                                   Hutchins, Farrell, Meyer &
                                   Allison, P.A., Certified Public
                                   Accountants

Mr. Joseph J. Saker has served as President of the Company since its incorporation in 1958 until October 3, 2000 and as Chairman since 1971. In addition to his responsibilities with the Company, he is active in other community affairs.

Mr. Richard J. Saker, a graduate of St. Joseph's University, has been employed by the Company since 1969 and served as Senior Vice President--Operations from 1984 until 1995, at which time he assumed the position of Executive Vice President--Operations. On October 3, 2000, he was elected President of the Company. He is a member of the Board of Directors of Wakefern Food Corporation and a member of its Finance Committee. Richard
J. Saker is the son of Joseph J. Saker.

Mr. Parton is Chairman of the Board of Two River Community Bank (the "Bank") and has served in that position since May 1, 2000. Prior to assuming that position, he served as President and Chief Executive Officer of the Bank from February 1, 2000 to April 30, 2000. In addition, on March 1, 1999, Mr. Parton began serving and continues to serve as a managing member of TRB, LLC, a financial holding company formed in connection with the incorporation of the Bank. He formerly served as the President of Concord Science and Technology Co., Inc. from May 1997 until February 1999. He has been a financial executive, consultant and Certified Financial Planner for the last eight years and is Executive Vice President and Treasurer of The Parton Corporation. He is also a Director of Kuehne Chemical Co., Inc. (chlorine and caustic soda products).

Mr. Zager has been a member of Carton, Arvanitis, McGreevy, Argeris, Zager & Aikins, L.L.C. Attorneys at Law and its predecessors since 1977. He is the Chairman of its Executive and Management Committees. He is President of the Board of Directors of the Center for Holocaust Studies of Brookdale Community College, a founding member of the Board of Directors of the Eastern Monmouth Area Chamber of Commerce Educational Foundation, Inc., and outside General Counsel for Meridian Health System, Inc.

Mr. Hutchins, CPA, has been the President and Managing Director of Hutchins, Farrell, Meyer & Allison, P.A., a certified public accounting firm, since he founded the firm in 1984. In addition, Mr. Hutchins has been active in community affairs. He is a founder and Chairman of the Board of Trustees of Ocean Housing Alliance, Inc., and has served as an elected Board Member of the Toms River Regional School District and as an appointed member of the Ocean County Mental Health Advisory Board. He is past Chairman of the American Cancer Society-Ocean Unit, Co-chairperson of the American Cancer Society Eastern Region Excalibur and a member of the National American Cancer Society Excalibur Advisory Committee.

Executive Officers of the Company

The executive officers of the Company are as set forth below:

Name                          Age  Capacities in Which Served

Joseph J. Saker (1)            73  Chairman of the Board

Richard J. Saker (1)           50  President and Secretary

Michael Shapiro (2)            60  Senior Vice President, Chief Financial
                                      Officer and Treasurer

Emory A. Altobelli (3)         61  Senior Vice President - Corporate
                                      Subsidiaries and Services

Carl L. Montanaro (4)          60  Senior Vice President - Sales and
                                      Merchandising

Robert V. Spires (5)           48  Senior Vice President - Human Resources and
                                      Labor Relations

Joseph C. Troilo (6)           68  Senior Vice President - Financial
                                      Administration, Assistant Secretary and
                                      Assistant Treasurer

(1)   See "Directors of the Company" above.

(2) Mr. Shapiro joined the Company on August 15, 1994 as Senior Vice President, Chief Financial Officer and Treasurer.

(3) Mr. Altobelli has served as Senior Vice President, Corporate Subsidiaries and Services, since June 21, 1995. Prior to that date he served as Senior Vice President, Administration, commencing in June 1990.

(4) Mr. Montanaro has served as Senior Vice President, Sales and Merchandising, since June 21, 1995. From March 1988 to June 1995 he served as Vice President of Sales and Merchandising.

(5) Mr. Spires has served as Senior Vice President, Human Resources and Labor Relations, since June 21, 1995. From August 1991 to June 1995, he served as Vice President of Human Resources and Labor Relations.

(6)   Mr. Troilo has served as Senior Vice President, Financial
      Administration, since August 1994. From 1974 to August 1994, he served as Senior Vice President, Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received, the Company believes that, during the fiscal year ended November 3, 2001, all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act.



Item 11.Executive Compensation

The aggregate compensation paid or accrued by the Company during the last three fiscal years ended October 30, 1999, October 28, 2000 and November 3, 2001 to the Chief Executive Officer of the Company and to the four most highly compensated executive officers (other than the Chief Executive Officer) whose compensation in salary and bonus exceeded $100,000 in the last fiscal year (the "Named Officers") is set forth in the following table:

                           Summary Compensation Table

                              Annual Compensation        All Other Compensation
                                                                        Shares
                                                                      Underlying
 Name and Principal                                                    Options/
 Position                 Year  Salary    Bonus        SERP(2) 401(k)(3)  SARS

Joseph J. Saker           2001 $395,553 $122,176 (1)  $128,500  $3,400 50,000(4)
  Chairman and            2000  361,201   69,893 (1)   134,400   3,400
  Chief Executive Officer 1999  334,000   63,941 (1)   120,300   3,200
Richard J. Saker          2001 $437,118 $132,188 (1)  $345,000  $3,400 50,000(4)
  President, Chief        2000  374,475   76,742 (1)   298,000   3,400
  Operating Officer       1999  341,025   62,826 (1)   270,000   3,200
  and Secretary
Michael Shapiro           2001 $189,351 $39,430  (1)  $ 88,400  $5,421  1,000(4)
  Senior Vice President,  2000  185,827  25,934  (1)    91,700   6,023
  Chief Financial         1999  168,670  25,731  (1)    60,000   5,600
  Officer and Treasurer
Carl L. Montanaro         2001 $169,367 $31,769  (1)  $ 53,200  $5,321  1,000(4)
  Senior Vice President,  2000  153,106  20,896  (1)    27,400   5,608
  Sales
  and Merchandising       1999  149,266  19,726  (1)    27,500   5,284
Emory A. Altobelli (5)    2001 $147,890 $30,105  (1)  $ 41,800  $4,745  1,000(5)
  Senior Vice President,  2000  140,796  14,852  (1)    32,800   5,455
  Corporate Subsidiaries  1999  135,888  14,736  (1)    32,400   4,857
  and Services


(1) Company's Incentive Compensation Plans (the "Incentive Plans"). The Incentive Plans were adopted by the Company's Board of Directors ("Board of Directors" or "Board") for each of the fiscal years presented in the table to attract, retain and motivate non-union salaried employees by providing incentive compensation awards in cash. The Board administers the Incentive Plans, which includes designating non-union salaried employees eligible to participate in the Incentive Plans and awarding incentive compensation to the eligible employees, subject to the Company achieving certain specified levels of pre-tax profit. In administering the Incentive Plans, the Board took into account the recommendations of the Company's executive officers, except that determinations made with respect to the Company's Chief Executive Officer and Chief Operating Officer were made solely by the Company's independent directors.

(2) These amounts represent the projected annual benefit at retirement as of the end of each fiscal year for the applicable named executive officer under the Company's Supplemental Executive Retirement Plan (the "SERP"), which was approved by the Board on January 17, 1989. Amounts payable at retirement under the SERP range from 40% to 50% of the employee's highest average compensation over a five-year period less primary Social Security, pension plan benefits and 401(k) benefits and are payable until death, but for a minimum of 120 months. This Plan covers seven executive officers and other key employees and is intended to supplement the Company's retirement benefits. Such amounts are not payable until the earlier of the death, disability or retirement of the covered employee. The Company anticipates paying for benefits as they become due out of current operating income.

     The SERP provides for a pre-retirement death benefit of one-half the amount payable upon retirement, actuarially computed, payable to the employee's beneficiary over 120 months. If the employee dies after retirement, such employee's beneficiary will receive the same benefit the employee would have received if the employee had lived for 120 months. During fiscal 2001, the Company recorded $432,000 of deferred compensation expense with respect to the SERP.

(3) Represents amounts contributed by the Company under its 401(k) Plan (the "401(k) Plan"). The Company maintains a 401(k) Plan for all qualified non-union employees. Employees are eligible to participate in the 401(k) Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 15% of compensation but may not exceed $10,500 per year. The Company has elected to match 25% of the employee's contributions up to 6% of employee eligible compensation not exceeding $170,000. The Company may make additional discretionary contributions. These discretionary contributions amounted to 2% of eligible compensation for the three calendar years ending December 31, 2001.

(4) Represents options to purchase shares of the Company's Common Stock, granted pursuant to the Company's 2001 Stock Incentive Plan.

(5) Includes options to purchase 750 shares of the Company's Common Stock granted pursuant to the Company's 2001 Stock Incentive Plan, and 250 Stock Performance Units issued pursuant to that plan, described more particularly in Note (4) to the table below captioned "Option Grants and Exercises During Fiscal Year Ended November 3, 2001."

Option Grants and Exercises During Fiscal Year Ended November 3, 2001
-----------------------------------------------------------------------
                       % Total
                        Stock
                       Options/
               Stock     SARs
             Options/  Granted                      Hypothetical
               SARs      in    Exercise               Value at
             Granted   Fiscal   / Base  Expiration  Grant Date   Shares  Shares
              (1) (2)  Year     Price      Date         (3)     Vested Exercised

  Joseph J.  50,000    42.19%  $19.60    08/08/11   $1,146,500   5,000   None
  Saker
  Richard J. 50,000    42.19%  $19.60    08/08/11   $1,146,500   5,000   None
  Saker
  Michael     1,000    0.84%   $19.60    08/08/11      $22,930     250   None
  Shapiro
  Carl L.     1,000    0.84%   $19.60    08/08/11      $22,930     250   None
  Montanaro
  Emory A.    1,000    0.84%   $19.60    08/08/11      $22,930     250   None
  Altobelli
  (4)


(1) All stock options were granted on August 8, 2001 (the"Grant Date") in accordance with the Company's 2001 Stock Incentive Plan ("2001 Plan"). The stock options granted to Messrs. Joseph J. Saker and Richard J. Saker are assignable to any of their respective children or grandchildren who are employed by the Company at the store manager or higher level. The options granted to Messrs. Joseph J. Saker and Richard J. Saker, which include 5,000 shares subject to currently exercisable options or options exercisable within sixty days of February 28, 2002, vest quarterly from the Grant Date over a five year period. All other stock options granted vest, per individual, 250 shares on the Grant Date and 250 shares on each anniversary of the Grant Date thereafter for the next three years, except in the case of Mr. Altobelli, whose options vest 250 shares on each of the Grant Date and the first and second anniversaries of the Grant Date, and whose 250 Stock Performance Units then vest on the third anniversary of the Grant Date. See Note (4) below.

(2) Under the 2001 Plan, the Company may, subject to certain specified limitations, make loans to grantees of stock options granted under the 2001

Plan. With respect to options granted to the executive officers named in the table above, the Company has agreed, subject to the required approval of any lender to the Company, to lend to the optionee funds requested by the optionee for the purpose of exercising the option and paying any tax liabilities associated with the exercise. Any such indebtedness will be evidenced by a full-recourse, interest-bearing promissory note, the repayment of which will be secured by a pledge of the stock purchased. Any loan made to Messrs. Joseph Saker and Richard Saker shall provide for repayment over a ten-year period, with interest only payable quarterly during the first five years of the term of the note and interest and principal payable on a quarterly basis in the sixth through the tenth years of the term of the note. Other executive officers of the Company holding the options described in the above-table will be obliged to repay any loan made to them over a two-year period, with quarterly payments of principal and interest.

(3) The estimated present value at grant date of options granted during fiscal year 2001 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: estimated time until exercise of five years; a risk-free interest rate of 5.00%, representing the interest rate on a U.S. Government zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise; a volatility rate of 40.2%; and no dividend yield. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

(4) Includes 250 Stock Performance Units granted to Mr. Altobelli in accordance with the 2001 Plan. Mr. Altobelli's Stock Performance Units vest in Fiscal 2004 and have a base price of $19.60 and are redeemable in cash only. Generally, stock performance units ("Units") represent a form of long-term incentive compensation issuable as "phantom stock" under the Company's 2001 Plan. The base price of a Unit reflects the price of the Company's Common Stock as of a particular date determined by the 2001 Plan Administrator. The value of the Unit increases as the price of the Company's Common Stock increases over the base price of the Unit. Units may vest over time and vested Units are redeemable in cash only upon redemption by the grantee.

Pension Plan

The Company maintains a defined benefit pension plan for eligible employees. Full vesting occurs after five years of service. Benefits upon retirement prior to age 65 are reduced actuarially. Benefits under the plan are determined by a formula equal to .6% times the highest five consecutive year average of a participant's compensation from the commencement of employment through September 30, 1997, times the total years of service at September 30, 1997. The plan also provides for lump sum payments. The table set forth below specifies the estimated annual benefits payable upon normal retirement at age 65. Pursuant to a resolution adopted by the Board on September 24, 1997, years of service and benefit accruals for participants in the plan were frozen effective September 30, 1997. In lieu of contributions to the defined benefit pension plan for the three calendar years ended December 31, 2001, the Board has approved contributions to the 401(k) Plan in an amount equal to the sum of (a) two percent (2%) of the eligible compensation of 401(k) Plan participants; and (b) $.25 for every $1.00 contributed to the 401(k) Plan by the participants for up to 6% of the participant's eligible compensation. The Company did not make any contributions to the 401(k) Plan prior to freezing benefit accruals under the defined benefit pension plan.



                                    Years of Service at September 30, 1997
Remuneration           15           20           25           30           35
------------------  --------     --------   ----------   ----------   ---------
 $100,000           $ 7,500      $10,000      $12,500      $15,000      $17,500
  125,000             9,375       12,500       15,625       18,750       21,875
  150,000            11,250       15,000       18,750       22,500       26,250
  175,000            13,125       17,500       21,875       26,250       30,625
  200,000            15,000       20,000       25,000       30,000       35,000
  225,000            16,875       22,500       28,125       33,750       39,375
  250,000            18,750       25,000       31,250       37,500       43,750
  275,000            20,625       27,500       34,375       41,250       48,125
  300,000            22,500       30,000       37,500       45,000       52,500


For purposes of vesting benefits under the Pension Plan, the Company has credited Richard J. Saker with 23 years of service; Michael Shapiro with 3 years of service; Emory A. Altobelli with 14 years of service; and Carl L. Montanaro with 35 years of service. The highest five consecutive year average of compensation through September 30, 1997 for each of the Company's Named Officers, after giving effect to applicable limitations under the Internal Revenue Code of 1986, as amended, is as follows: Richard J. Saker - $150,000; Michael Shapiro - $150,000, Carl Montanaro - $119,000, and Emory Altobelli - $119,000.

Mr. Joseph J. Saker received a lump sum distribution of $403,878 in January 1995, representing the amount of his vested interest in the Pension Plan. Mr. Joseph C. Troilo received a lump sum distribution of $257,437 on April 1, 1999, representing the amount of his vested interest in the Pension Plan.

Directors' Compensation

All non-employee directors receive, in addition to reimbursement for their reasonable expenses associated with attendance at meetings of the Board, an annual retainer fee of $12,000 payable quarterly in advance, and a participation fee of $1,000 for each meeting of the Board attended. All non-employee members of the Audit Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Audit Committee meetings, a fee of $1,000 for each Audit Committee meeting attended if held on a day other than a day on which a Board meeting is held, and a fee of $500 for each Audit Committee meeting attended if held on the same day as a meeting of the Board. All non-employee members of the Stock Option Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Stock Option Committee meetings, a fee of $500 for each Stock Option Committee meeting attended if held on a day other than a day on which a Board meeting is held.

The Company paid a total of $56,500 during the fiscal year ended November 3, 2001 to directors who are not employees of the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

For the fiscal year ended November 3, 2001, the full Board of Directors performed the functions of a board compensation committee. Executive officers who served on the Board were Mr. Joseph J. Saker, Chairman of the Board and Chief Executive Officer, and Mr. Richard J. Saker, President, Chief Operating Officer, and Secretary. The Board acted on matters of compensation for the Chief Executive Officer and the Chief Operating Officer, with each of such officers abstaining from any compensation decisions relating specifically to them.

Compensation Report of the Board of Directors

The Company's independent directors are responsible for determining the compensation of the Company's Chief Executive Officer and its Chief Operating Officer. These two officers do not limit their functions to the distinct parameters typically associated with their respective titles. Instead, they actively share the responsibilities attendant to both of these offices in their management of the business. Accordingly, a comparative assessment of the compensation paid for their respective positions is impracticable, because a comparison of compensation based on mutually-exclusive job titles would not yield results commensurate with the combined contributions of these officers.

Thus, in order to arrive at appropriate levels of compensation, the Company's independent directors not only reviewed market compensation levels for chief executive officers and chief operating officers of similarly-sized grocery retailing organizations throughout the country, but they also considered a "management service fee" approach to this determination. The management service fee concept uses competitive data to evaluate appropriate relative compensation levels between a corporation's chief executive officer and chief operating officer in circumstances where the duties of these offices overlap. This concept more accurately recognizes the value to the Company of the shared efforts of its senior management and the importance of such efforts in achieving seamless management succession. The independent directors considered these factors in determining the compensation of the Company's Chief Executive Officer and Chief Operating Officer for the fiscal year ended November 3, 2001.

The Company's Chief Executive Officer and Chief Operating Officer make determinations with respect to cash compensation paid to other executive officers of the Company. In addition to considering market comparisons, salaries paid to executive officers are based on the executive's level of responsibility, experience in his role, and overall performance and the condition of the Company and the economy at large.

The Company's Board is responsible for administration of the Company's 2001 Incentive Compensation Plan. Pursuant to the 2001 Incentive Compensation Plan, the Company has undertaken to pay incentive compensation to designated employees if it achieved certain adjusted pre-tax profit levels. The terms of the Company's 2001 Incentive Compensation Plan are generally consistent with the terms of incentive compensation plans adopted and approved by the Company for prior fiscal years. Pursuant to the Company's 2001 Incentive Plan, the Board awarded cash incentive compensation to certain non-union salaried employees of the Company, including Mr. Joseph J. Saker and Mr. Richard J. Saker. See "Executive Compensation - Summary Compensation Table."

The Stock Option Committee of the Board of Directors, which consists of its outside directors, administers the Company's 2001 Plan. The 2001 Plan enables the Company to grant stock-based and other forms of incentives, including stock options, stock appreciation rights, phantom stock, and restricted stock, among others. The Stock Option Committee may select from among these types of awards, and may combine different types of awards within individual grants, to establish individual grants affording long-term incentives, for the purpose of better aligning the interests of the Company's management with those of its shareholders. Based on its assessment of organizational roles and past and current contributions of key executive employees of the Company, the absence over a significant period of time of any equity incentive plan for such executive employees, and to provide a means of retaining and affording incentives to key executive employees, the Stock Option Committee granted awards to the Company's key executives and directors, whose types, terms, conditions, and quantities are set forth under "Option Grants and Exercises During Fiscal Year Ended November 3, 2001." The Stock Option Committee intends to continue this process in the future in order to further satisfy its objectives.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 (per person) on the amount of compensation that may be deducted by a public company in any year for compensation paid to each of a corporation's Named Officers. Qualifying performance based compensation is not subject to the deduction limit if certain requirements are satisfied. The grant of options to the Named Officers in 2001 under the 2001 Plan does not qualify as performance based compensation. The exercise of these options could result in deductible compensation in excess of the limit imposed by Section 162(m). The Board of Directors may award compensation that may be non-deductible under Section 162(m) when, in the exercise of its business judgment, such award would be in the best interests of the Company. The Section 162(m) limitation has not yet had any effect upon the Company and its ability to deduct, for tax purposes, compensation paid to its Named Officers.

The Company's independent directors believe that the best interests of the Company and its shareholders are served by the Company's current compensation programs. The Board members will continue to review the Company's compensation plans periodically to determine what changes, if any, should be implemented to their structure, taking into account the Company's financial condition and performance.

Submitted by:  Charles T. Parton
               Albert A. Zager
               Robert H. Hutchins



Performance Analysis

Set forth below is a line graph comparing the cumulative total return of the Company, the AMEX Wholesale & Retail Trade Index, the Standard & Poor's 500 Composite Stock Price Index and the AMEX Composite Index for the five years commencing November 2, 1996 and ended November 3, 2001.

                         FOODARAMA SUPERMARKETS, INC.
                             PRICE PERFORMANCE GRAPH

[THE FOLLOWING TABLES ARE REPRESENTED BY A LINE GRAPH IN THE PRINTED
MATERIAL]

AMEX COMPOSITE
                1996       1997        1998       1999       2000        2001
                ---        ---         ---        ---        ---         ---
               568.72     675.75      645.41     800.80     909.30      824.20
                 1.09       1.30        1.24       1.54       1.74        1.45
                  109         130        124        154         174     144.92
INDUSTRY (AMEX)
                1996       1997        1998       1999       2000        2001
                ---        ---         ---        ---        ---         ---
               199.49     245.86      233.07     247.94     165.20    127.19
                 1.10       1.36        1.29       1.37       0.91       .64
                  110         136        129        137          91    63.76
FSM
                1996       1997        1998       1999       2000        2001
                ---        ---         ---        ---        ---         ---
                14.25      18.50       32.00      28.63      18.38      40.75
                 1.18       1.53        2.64       2.36       1.52       2.86
                  118         153        264        236         152    285.96
S&P 500
                1996       1997        1998       1999       2000        2001
                ---        ---         ---        ---        ---         ---
               705.27     914.62     1098.67    1362.03    1429.40    1059.78
                 1.21       1.57        1.89       2.34       2.46       1.50
                  121         157        189        234         246    150.27




Item 12.    Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

      The following table shows, as of February 28, 2002, the persons known to the Company who owned directly or beneficially more than 5% of the outstanding Common Stock of the Company:
                                                             Amount
                                                          Beneficially  Percent
Name of Beneficial Owner                                      Owned    of Class
-------------------------------------------------------- ------------- --------

Joseph J. Saker (1)(2)(3)(4)(7)                                259,576    24.0
Estate of Mary Saker (1)(3)                                     55,798     5.1
Richard J. Saker (1)(5)(6)(7)                                   99,303     9.2
Dimensional Fund Advisors, Inc.(8)                              82,700     7.7
Arthur N. Abbey (9)                                            114,400    10.6
The Dinger Group (10)                                           72,766     6.8

(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 13,378 shares held by Joseph J. Saker's wife and 31,399 shares willed to him by Mary Saker.

(3) Mary Saker, deceased, was the mother of Joseph J. Saker. 31,399 of her shares have been willed to Joseph J. Saker.

(4)   Includes 85,000 shares held by the Joseph Saker Family Partnership,
      L.P. (the "Partnership"), of which the Joseph J. Saker Corp. (the "General Partner") is the sole general partner. The General Partner is owned solely by Joseph J. Saker, has a 1% interest in the Partnership and has the sole power to vote and dispose of these shares. Except for his interest in the General Partner, Joseph J. Saker does not own any other interest in the Partnership. The limited partner has a 99% interest in the Partnership. Joseph J. Saker disclaims beneficial ownership of shares held by the Partnership in excess of his pecuniary interest therein.

(5) Includes 1,760 shares held by Richard J. Saker's wife and 1,377 shares which are held in a trust for Mr. Saker's son, of which Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(6) Does not include 85,000 shares held by the Joseph Saker Family Partnership, L.P. The General Partner of the Partnership, which is owned solely by Joseph J. Saker, has the sole power to vote and dispose of these shares. Richard J. Saker has an indirect interest in these shares by reason of his interest in the limited partnership interests of the Partnership. Richard J. Saker disclaims beneficial ownership of shares held by the Partnership in excess of his pecuniary interest.

(7) Includes 5,000 shares subject to currently exercisable options or options exercisable within sixty days of February 28, 2002 granted pursuant to the 2001 Plan.

(8) The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager for certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are referred to collectively herein as the "Portfolios." In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 82,700 shares of Foodarama Supermarkets, Inc. Common Stock based upon a copy of Schedule 13G dated January 30, 2002. The Portfolios own all securities reported in the table, and Dimensional disclaims beneficial ownership of such securities.

(9) The address of Arthur N. Abbey is 212 East 39th Street, New York, New York 10016. Based upon a copy of Schedule 13D dated April 15, 1999, Mr. Abbey has sole voting power with respect to the shares.

(10) On the basis of a copy of Schedule 13D dated February 7, 2001, the Dinger Group is comprised of Carl W. Dinger III (51,800 shares), Jeffrey E. Dinger (10,900 shares), Carl W. Dinger, Jr. (5,500 shares), Carousel World LP (1,500 shares), Ashley E. Dinger Trust (407 shares), Caleigh N. Dinger Trust (759 shares), Shelby C. Dinger Trust (100 shares) and Dinger Marital Trust (1,800 shares). As of February 7, 2001, the reporting persons comprising the Dinger Group beneficially owned a total of 72,766 shares of the Company's Common Stock. Except for the trusts, each member of the Dinger Group owns shares individually and retains voting control over his, her or its respective holdings. Shares in the trusts are held for the benefit of the children of Carl W. Dinger III and are voted by the trustees, Carl W. Dinger III, Jeffrey E. Dinger and Brenda L. Dinger. Carousel World LP is a partnership of which Carl W. Dinger III and
      Jeffrey E. Dinger are the general partners. The member of the Dinger Group specified in the Schedule 13D as being authorized to receive notices and communications is Carl W. Dinger III, whose address is 7 Lake Trail West, Morristown, New Jersey 07960.



Securities Owned By Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 2002 by each director and nominee for director of the Company, the executive officers of the Company on such date and the executive officers, nominees for director and directors as a Group. Except as set forth in the footnotes to this table, the shareholders have sole voting and investment power over such shares.


                                                      Amount
                                                   Beneficially       Percent
Name of Beneficial Owner                               Owned         of   Class
----------------------------------------------  ------------------  -----------
Joseph J. Saker (1)(2)(3)(4)                          259,576       24.0
Richard J. Saker (1)(2)(5)(6)                          99,303        9.2
Albert A. Zager (1)(7)                                  1,750       *
Charles T. Parton (1)(7)                                2,750       *
Robert H. Hutchins (1)(7)                                 250       *
Michael Shapiro (1) (7)(8)                              2,250       *
Emory A. Altobelli (1)(7)                                 275       *
Carl L. Montanaro (1)(7)                                  265       *
Robert V. Spires (1)(7)                                   250       *
Joseph C. Troilo (1)(7)                                   250       *
Directors, Nominees for Director and
   Executive Officers as a Group (10 persons)
   (2)(3)(4)(5)(6)(7)(8)(9)                           366,919      33.6

(*)  Less than one percent.

(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 5,000 shares subject to currently exercisable options or options exercisable within 60 days of February 28, 2002 granted pursuant to the 2001 Plan.

(3) Includes 13,378 shares held by Joseph J. Saker's wife and 31,399 shares willed to him by Mary Saker.

(4) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P. (the "Partnership"), of which the Joseph J. Saker Corp. (the "General Partner") is the sole general partner. The General Partner is owned solely by Joseph J. Saker, has a 1% interest in the Partnership and has the sole power to vote and dispose of these shares. Except for his interest in the General Partner, Joseph J. Saker does not own any other interest in the Partnership. The limited partner has a 99% interest in the Partnership. Joseph J. Saker disclaims beneficial ownership of shares held by the Partnership in excess of his pecuniary interest therein.

(5) Includes 1,760 shares held by Richard J. Saker's wife and 1,377 shares which are held in a trust for the benefit of Mr. Saker's son, of which Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(6) Does not include 85,000 shares held by the Joseph Saker Family Partnership, L.P. The General Partner of the Partnership, which is owned solely by Joseph J. Saker, has the sole power to vote and dispose of these shares. Richard J. Saker has an indirect interest in these shares by reason of his interest in the limited partnership interests of the Partnership. Richard
     J. Saker disclaims beneficial ownership of shares held by the Partnership in excess of his pecuniary interest.

(7) Includes 250 shares subject to currently exercisable options granted pursuant to the 2001 Plan.

(8)  Owned jointly with Mr. Shapiro's wife.

(9) Of the 366,919 shares, directors of the Company own or have rights to acquire 363,629 shares.

      Previously, Joseph J. Saker had pledged shares of Common Stock owned by him to secure certain loans obtained in connection with personal investments and other obligations. The loans secured by these shares have been repaid.

      The Company's Second Amended and Restated Revolving Credit and Term Loan Agreement provides that an event of default shall occur if Messrs. Joseph J. Saker and Richard J. Saker together, do not own, beneficially, all voting rights with respect to at least 28% of all of the issued and outstanding Common Stock of the Company.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

(a)  Certain Business Relationships and Related Party Transactions

As required by the By-Laws of Wakefern Food Corporation ("Wakefern"), a retailer-owned food distribution corporation which provides purchasing, warehousing and distribution services to the Company as well as other retail supermarket chains, the obligations owed by the Company to Wakefern are personally guaranteed by Joseph J. Saker and Richard J. Saker. As of November 3, 2001 the Company was indebted to Wakefern in the amount of approximately $35,988,000 for current charges in the ordinary course of business. Wakefern presently requires each of its shareholders to invest up to $550,000 in Wakefern's non-voting capital stock for each store operated by it, computed in accordance with a formula based on the volume of such store's purchases from Wakefern. As of November 3, 2001, the Company had a 12.3% investment in Wakefern of $11,805,000. As a shareholder member of Wakefern, the Company earns a share of any annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. As of November 3, 2001, the Company was indebted in connection with an investment in Wakefern. The debt of $2,212,000 was non-interest bearing and payable in scheduled installments over a period of up to six years.

The Company also has an investment in Insure-Rite, Ltd., another company affiliated with Wakefern, of $953,000 as of November 3, 2001. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage. The Company paid $3,819,000 for such insurance coverage in fiscal 2001 and believes that such amount is comparable to the amount that would be charged by a similarly situated unaffiliated general liability and property insurer.

The Company leases from Joseph J. Saker, the Chairman of the Company, and his wife, doing business as Saker Enterprises, a 57,000 square foot supermarket in Freehold, New Jersey, under a lease expiring December 31, 2018. During the fiscal year ended November 3, 2001, the Company exercised options to extend the term of this lease to 2018 and received four new five-year extension options. The Company also leases from Saker Enterprises a 5,200 square foot garden center building and 5,000 square feet of yard area under a lease expiring December 31, 2003 and 9,000 square feet of space for its liquor store under a lease expiring December 31, 2003, both of which are located in the same shopping center as the supermarket. During the fiscal year ended November 3, 2001, an aggregate amount for rent (including taxes and insurance) of $919,000 was paid by the Company to Saker Enterprises for the supermarket, garden center and liquor store.

      The Company subleases from Wakefern a supermarket in East Windsor, New Jersey under a sublease expiring in 2008. The Company also subleases from Wakefern a supermarket in Marlboro, New Jersey under a sublease expiring in 2006. During the fiscal year ended November 3, 2001, aggregate amounts for rent of $1,090,000 and $797,000 were paid by the Company to Wakefern for the East Windsor supermarket and the Marlboro supermarket, respectively. Upon expiration of these subleases, the underlying leases will be assigned to and assumed by the Company provided that certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and the Company's lenders, and the maintenance of a specified level of net worth, are satisfied. The term of the leases for the East Windsor and Marlboro supermarkets expire in 2018 and 2021, respectively.

During the fiscal year ended November 3, 2001, in connection with the stock repurchase program announced by the Company on June 8, 2001, the Company repurchased a total of 25,000 shares in privately negotiated sales by related parties. 7,000 of these shares, which were repurchased at an average price per share of $33.26, were owned by the Estate of Mary Saker, of which the Company's Chairman, Joseph J. Saker, is a co-executor, and 18,000 shares were owned by Mr. Saker's three daughters, one of whom sold 3,000 shares to the Company at an average per share price of $34.50; the second of whom sold 5,000 shares to the Company at an average per share price of $35.50; and the third of whom sold 10,000 shares to the Company at an average per share price of $39.50.

During the fiscal year ended November 3, 2001, the Company utilized an entity, which is wholly-owned by a daughter of the Company's Chairman of the Board, to provide construction management services on several store renovations. The Company incurred $214,000 of construction management fees relating to services provided by this entity during the fiscal year ended November 3, 2001.

The Company believes that the terms of the foregoing transactions are comparable to those available from non-affiliated persons under similar circumstances.

(b)  Indebtedness of Management

During the fiscal year ended November 3, 2001 Joseph J. Saker, Chairman of the Company, prepaid indebtedness owed by him to the Company of $177,000. This amount, which was originally due in quarterly installments over a five-year period ending July 1, 2006, bore interest at 9% per annum.

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

                              FOODARAMA SUPERMARKETS, INC.
                                         (Registrant)


                                    /S/ Michael Shapiro
                                    --------------------------
                                     Michael Shapiro
                                     Senior Vice President,
                                     Chief Financial Officer


                                    /S/ Thomas H. Flynn
                                    --------------------------
                                     Thomas H. Flynn
                                     Principal Accounting Officer

Date: February 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date


/S/  Joseph J. Saker
--------------------------------------------------
Joseph J. Saker               Chairman of the Board     February 27, 2002
                               of Directors, Chief
                                Executive Officer

/S/  Richard Saker
---------------------------------------------------
Richard Saker                 President,  Secretary     February 27, 2002
                              and Director, Chief
                                Operating Officer

/S/  Charles T. Parton
---------------------------------------------------
Charles T. Parton             Director                  February 27, 2002


/S/  Albert A. Zager
----------------------------------------------------
Albert A. Zager               Director                  February 27, 2002



/S/  Robert H. Hutchins
----------------------------------------------------
Robert H. Hutchins            Director                  February 27, 2002

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