Form 10-K/A
period 2001-11-03
FOODARAMA SUPERMARKETS INC
filed 2002-03-15
CIK 37914

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (Amendment No. 2 to Form 10-K)
                      Annual Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended               Commission file number
    November 3, 2001                            1-5745
    ----------------                            ------

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

            New Jersey                             21-0717108
            ----------                             ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)
       Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
       ------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:(732)462-4700
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
      Title of each class                    which registered
      -------------------                    ---------------------
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

                                 Yes _x_ No ___

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

DOCUMENTS  INCORPORATED  BY REFERENCE

None

EXPLANATORY NOTES

        This Amendment No. 2 on Form 10-K/A is filed by Foodarama Supermarkets, Inc. as an amendment to its annual report on Form 10-K/A for the fiscal year ended November 3, 2001 for the sole purpose of adding Exhibit 23.01, below.


                                  Exhibit 23.01

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement on Form S-8 of Foodarama Supermarkets, Inc. (No. 333-65328) for the registration of 150,000 shares of its common stock, our report dated January 18, 2002 on our audits of the consolidated financial statements and schedules of Foodarama Supermarkets, Inc. as of November 3, 2001 and October 28, 2000, and for each of the three years in the period ended November 3, 2001, which report is included in Foodarama's Annual Report on Form 10-K/A for the year ended November 3, 2001, filed with the Securities and Exchange Commission. We also consent to the reference to our firm under the heading "Experts" in the prospectus included in the above-referenced Registration Statement.

                                         /s/ AMPER, POLITZINER & MATTIA, P.A.

Edison, New Jersey
Dated as of March 15, 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FOODARAMA SUPERMARKETS, INC.
                                          (Registrant)
                                        /S/ Michael Shapiro
                                        -------------------
                                        Michael Shapiro
                                        Senior Vice President,
                                        Chief Financial Officer

                                        /S/ Thomas H. Flynn
                                        ------------------------
                                        Thomas H. Flynn
                                        Principal Accounting Officer
Date: March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                     Title                     Date

/S/  Joseph J. Saker
----------------------------------------------------
Joseph J. Saker            Chairman of the Board     March 13, 2002
                           of Directors, Chief
                           Executive Officer

/S/  Richard Saker
----------------------------------------------------
Richard Saker              President, Secretary      March 13, 2002
                           and Director, Chief
                           Operating Officer

/S/ Charles T. Parton
----------------------------------------------------
Charles T. Parton          Director                  March 13, 2002

/S/  Albert A. Zager
----------------------------------------------------
Albert A. Zager            Director                  March 13, 2002

/S/  Robert H. Hutchins
----------------------------------------------------
Robert H. Hutchins         Director                  March 13, 2002