Form 10-Q
period 2002-02-02
FOODARAMA SUPERMARKETS INC
filed 2002-03-15
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the Quarterly period ended February 2, 2002

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

                                    Yes X No
                                  ------ ------

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
            CLASS                                    March 8, 2002
         ------------                               ---------------

         Common Stock                               1,073,927 shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets February 2, 2002 and November 3, 2001

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended February 2, 2002 and January 27, 2001

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended February 2, 2002 and January 27, 2001

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

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                      February 2,    November 3,
                                                         2002           2001
                                                     (Unaudited)        (1)
                                                     -----------     -----------
ASSETS

Current assets:
 Cash and cash equivalents                               $  5,714       $  4,219
 Merchandise inventories                                   45,626         42,827
 Receivables and other current assets                       6,762          5,466
 Prepaid income taxes                                         113           --
 Related party receivables - Wakefern                       4,549          8,970
 Related party receivables - other                              8              7
                                                         --------       --------

                                                           62,772         61,489
                                                         --------       --------

Property and equipment:
 Land                                                         308            308
 Buildings and improvements                                 1,220          1,220
 Leasehold improvements                                    40,853         39,589
 Equipment                                                110,177        103,394
 Property under capital leases                             69,867         59,909
 Construction in progress                                   2,463          6,787
                                                         --------       --------

                                                          224,888        211,207
 Less accumulated depreciation and
  amortization                                            101,615         98,218
                                                         --------       --------

                                                          123,273        112,989
                                                         --------       --------

Other assets:
 Investments in related parties                            12,758         12,758
 Intangibles                                                3,048          3,136
 Other                                                      2,918          2,550
 Related party receivables - Wakefern                       1,632          1,593
 Related party receivables - other                             11             11
                                                         --------       --------
                                                           20,367         20,048
                                                         --------       --------

                                                         $206,412       $194,526
                                                         ========       ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                              February 2,       November 3,
                                                2002              2001
                                              (Unaudited)         (1)
                                              -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   5,869          $   5,390
 Current portion of long-term debt,
  related party                                     831                902
 Current portion of obligations under
  capital leases                                  1,033                899
 Current income taxes payable                         -                704
 Deferred income taxes                            1,079              1,079
 Accounts payable:
  Related party-Wakefern                         40,123             35,988
  Others                                          8,073              8,780
 Accrued expenses                                12,716             14,654
                                              ---------          ---------

                                                 69,724             68,396
                                              ----------         ----------

Long-term debt                                   19,359             19,294
Long-term debt, related party                     1,129              1,310
Obligations under capital leases                 64,475             54,949
Deferred income taxes                             1,401              1,201
Other long-term liabilities                      10,913             10,883
                                              ----------         ----------

                                                 97,277             87,637
                                              ----------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,767
  shares; outstanding 1,077,810 shares
  February 2, 2002; 1,088,220 shares
  November 3, 2001                                1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred Compensation                           (1,603)            (1,696)
 Retained earnings                               45,283             44,016
 Accumulated other comprehensive income:
  Minimum pension liability                      (1,920)            (1,920)
                                              ----------         ----------

                                                 47,550             46,190
 Less 543,957 shares February 2, 2002;
  533,547 shares November 3, 2001,
  held in treasury, at cost                       8,139              7,697
                                              ----------         ----------

                                                 39,411             38,493
                                              ----------         ----------

                                              $ 206,412          $ 194,526
                                              ==========         ==========
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.
See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)

                                                          13 Weeks Ended
                                                   ----------------------------
                                                   February 2,     January 27,
                                                      2002           2001
                                                   -------------  -------------

Sales                                              $   252,027      $   238,594

Cost of goods sold                                     188,635          180,765
                                                   -----------      -----------

Gross profit                                            63,392           57,829

Selling, general and
 administrative expenses                                59,412           53,877
                                                   -----------      -----------

Earnings from operations                                 3,980            3,952
                                                   -----------      -----------

Other income (expense):
  Interest expense                                      (1,907)          (2,083)
  Interest income                                           40               79
                                                   ------------      -----------

                                                        (1,867)          (2,004)
                                                   ------------      -----------
Earnings before income tax provision                     2,113            1,948

Income tax provision                                      (846)            (780)
                                                   -----------      -----------

Net income                                         $     1,267      $     1,168
                                                   ===========      ===========

Per share information:
Net income per common share:
                 Basic                             $      1.17      $      1.05
                                                   ===========      ===========
                 Diluted                           $      1.12      $      1.05
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                               1,079,675        1,117,290
                                                   ===========      ===========
                 Diluted                             1,133,528        1,117,290
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========



See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                       13 Weeks Ended
                                                 -------------------------------
                                                 February 2,     January 27,
                                                   2002                 2001
                                              ----------------------------------

Cash flows from operating activities:
  Net income                                     $   1,267          $ 1,168
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     3,405            3,056
    Amortization, intangibles                           88               88
    Amortization, deferred financing costs              75               64
    Amortization, deferred rent escalation             (58)             (15)
    Provision to value inventory at LIFO               100              142
    Deferred income taxes                              200              182
    Amortization of deferred compensation               81                -
    (Increase) decrease in
      Merchandise inventories                       (2,899)            (999)
      Receivables and other current assets          (1,296)            (516)
      Prepaid income taxes                            (113)             398
      Other assets                                    (443)             213
      Related party receivables-Wakefern             4,382            3,143
    Increase (decrease) in
      Accounts payable                               3,428            5,418
      Income taxes payable                            (704)             181
      Other liabilities                             (1,838)            (695)
                                                 ----------         --------

                                                     5,675           11,828
                                                 ----------         --------
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                    (3,470)          (1,284)
  Cash paid for construction in progress              (261)            (106)
  Increase in related party receivables-other           (1)             (43)
                                                 -----------        --------

                                                    (3,732)          (1,433)
                                                 -----------        --------
Cash flows from financing activities:
  Proceeds from issuance of debt                     4,000                -
  Principal payments under long-term debt           (3,456)          (4,318)
  Principal payments under capital
   lease obligations                                  (298)            (157)
  Principal payments under long-term
   debt, related party                                (252)            (214)
  Repurchase of common stock                          (442)               -
                                                 ----------         --------
                                                      (448)          (4,689)
                                                 ----------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS              1,495            5,706

CASH AND CASH EQUIVALENTS, BEGINNING OF
   THE PERIOD                                        4,219            3,977
                                                 ----------         --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD     $   5,714          $ 9,683
                                                 ==========         ========
See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of or for the period ending February 2, 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 3, 2001 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 3, 2001.

At both February 2, 2002 and November 3, 2001, approximately 83% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $1,723,000 and $1,623,000 higher than reported at February 2, 2002 and November 3, 2001, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards

Accounting for the Impairment or Disposal of Long-Lived Assets

Effective November 4, 2001 the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. There was no significant impact from the adopting of SFAS 144 in the quarter ended February 2, 2002.

Accounting for Goodwill and Other Intangible Assets

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


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $58,000,000, including a revolving credit facility (the "Revolving Note") of up to $28,000,000, a term loan ("the Term Loan") in the amount of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 30, 2002, the Company and its lenders amended the Credit Agreement to increase the number of shares of common stock which the Company could repurchase from related parties from 25,000 shares to 35,000 shares. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified. As of February 2, 2002 the Company owed $6,000,000 on the Term Loan and $11,306,772 under the Capex Facility. The Term Loan is to be paid in quarterly principal payments of $500,000 through December 31, 2004. The revolving credit facility also matures December 31, 2004 and the Capex Facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .50% for the first 30 months of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus .50%, .75% and .75%, respectively. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures and the amount ofadditional indebtedness that the Company may incur, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations and changes in the LIFO reserve ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of February 2, 2002:

                                                    Actual
Financial                 Credit                   (As defined in the
Covenant                  Agreement                 Credit Agreement)
---------                 ---------                ---------------------
Adjusted EBITDA (1)      Greater than $16,000,000      $ 22,012,000
Leverage Ratio (1)       Less than 3.2 to 1.00         1.24 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.00 to 1.00     1.84 to 1.00
Adjusted Capex (2)       Less than $5,600,000 (3)      $  1,126,000 (4)
Store Project Capex      Less than $4,500,000 (3)      $  2,605,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.
(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.
(3) Represents limitations on capital expenditures for fiscal 2002.
(4) Represents capital expenditures for the quarter ended February 2, 2002.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At February 2, 2002, the Company had a working capital deficiency of $6,952,000 compared to deficiencies of $6,907,000 at November 3, 2001 and $2,257,000 at January 27, 2001. Since the end of fiscal 2001 cash and cash equivalents improved as the result of timing differences in cash deposits; increases in inventory as the result of the inventory for the new Middletown store and promotional buy-ins; related party receivables from Wakefern decreased due to the collection of the fiscal 2001 patronage dividend receivable; and related party accounts payable to Wakefern increased as the result of increased sales, the inventory for the new Middletown store and the deferral of payment for Wakefern promotional programs.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      February 2, 2002    .90 to 1.0
      November 3, 2001    .90 to 1.0
      January 27, 2000    .97 to 1.0

Cash flows (in millions) were as follows:

                              Thirteen Weeks Ended
                           2/2/02                 1/27/01
                           ------                 -------
Operating activities...    $ 5.7                  $ 11.8
Investing activities...     (3.7)                   (1.4)
Financing activities...     ( .5)                   (4.7)
                           ------                   -----

       Totals              $ 1.5                   $ 5.7
                           ======                  ======

The Company had $22,100,000 of available credit, at February 2, 2002, under its revolving credit facility. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2002.

For the 13 weeks ended February 2, 2002 depreciation was $3,405,000 while capital expenditures totaled $3,731,000, compared to $3,056,000 and $1,390,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the three locations remodeled in fiscal 2001, the new location opened in Middletown, New

Jersey in November 2001, as well as one additional capitalized real estate lease. The increase in capital expenditures was due to the acquisition of equipment and leasehold improvements for the location opened in the first quarter of fiscal 2002 with no comparable expenditures in fiscal 2001.

During the quarter ended February 2, 2002, the Company repurchased a total of 10,410 shares of Common Stock under the stock repurchase program announced on June 8, 2001. 9,310 of these shares were purchased in privately negotiated transactions. $441,903, or an average of $42.45 per share, was expended for the purchase of the 10,410 shares. Since the announcement of the stock repurchase program, the Company has repurchased 43,363 shares for $1,650,624 or an average of $38.07 per share.

Results of Operations     (13 weeks ended February 2, 2002 compared to 13
                           weeks ended January 27, 2001)

Sales:

Sales for the current period totaled $252.0 million as compared to $238.6 million in the prior year period. Same store sales from the twenty one stores in operation in both periods increased 3.6%.

Sales for the current quarter included the operations of the new location opened in November 2001 in Middletown, New Jersey which replaced an older, smaller store in the same shopping center.

Gross Profit:

Gross profit as a percent of sales increased to 25.2% of sales compared to 24.2% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.7 million in the current year period compared to $1.6 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, a reduction in product loss through improved shrink control and the contribution of the new location.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 23.6% versus 22.6% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .83%, other store expenses, which included Wakefern support services and debit/credit card fees, increased .07%, supplies increased .05%, depreciation, including depreciation on capitalized leases, increased .07%, administrative expense increased .13% and pre-opening costs increased .08%. These increases were partially offset by a decrease in occupancy expense of .20%. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefits. Pre-opening costs were for the new Middletown store opened in November 2001.

Interest Expense:

Interest expense decreased to $1,907,000 from $2,083,000, while interest income was $40,000 compared to $79,000 for the prior year period. The decrease in interest expense for the current year period was due to a net decrease in average outstanding debt, including capitalized lease obligations, and a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,267,000 in the current year period compared to $1,168,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,490,000 as compared to $7,145,000 in the prior year period. Net income per common share on a diluted basis was $1.12 in the current period compared to $1.05 in the prior year period. Per share calculations are based on 1,133,528 shares outstanding in the current year period and 1,117,290 shares outstanding in the prior year period .

                                     PART II


                               OTHER INFORMATION


           Item 5.  Other Information
                      As previously reported, another member of Wakefern Food Corporation ("Wakefern"), Big V Supermarkets, Inc.
                      ("Big V"), filed for reorganization under Chapter 11 and indicated its intent to depart from Wakefern. The Company owns a 12.3% interest in Wakefern, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, all of which are operators of ShopRite supermarkets. Big V, which is similar in sales volume to the Company, was unsuccessful in challenging provisions in its agreements with Wakefern which require that withdrawing members make a payment to Wakefern to make up for the resulting loss of volume to the cooperative. On November 16, 2001 Big V reported that it had entered into a term sheet, and has subsequently entered into definitive agreements, to sell substantially all of its assets to Wakefern. On February 22, 2002 the Bankruptcy Court Judge ruled that a competing offer submitted by a competitor, Stop & Shop, and supported by agreements with several creditor groups, could also be presented to the Court. Following this approval, Pathmark Stores, Inc. reported that it entered into an agreement with Stop & Shop whereby Pathmark agreed to purchase nine Big V stores from Stop & Shop for $71 million. These transactions are subject to bankruptcy court review and approval. It is not possible to predict at this time what effect the reported transactions will have on our Company or Wakefern.

           Item 6.  Exhibits and Reports on Form 8-K
                 (a)  Exhibits:

                      Exhibit (99) - (a) Letter Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement
                                     (b) Letter Amendment to Second Amended
                      and Restated Revolving Credit and Term Loan Agreement

                 (b)  Reports on Form 8-K
                      December 6, 2001 - Foodarama Supermarkets, Inc. issued a press release discussing the potential sale of Big V Supermarkets, Inc., a member of Wakefern Food Corporation
                      - press release dated November 30, 2001 filed as an exhibit

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FOODARAMA SUPERMARKETS, INC.
                                                      (Registrant)


Date:  March 15, 2002                          /S/    MICHAEL SHAPIRO
                                               -----------------------------
                                                      (Signature)
                                               Michael Shapiro
                                               Senior Vice President
                                               Chief Financial Officer


Date:  March 15, 2002                          /S/   THOMAS H. FLYNN
                                               ----------------------------
                                                      (Signature)
                                               Thomas H. Flynn
                                               Director of Accounting
                                               Principal Accounting Officer

                            GMAC BUSINESS CREDIT, LLC
                            461 FIFTH AVENUE, 21ST FLOOR
                            NEW YORK, NEW YORK 10117


                                                         January __, 2002


NEW LINDEN PRICE RITE, INC.
SHOP RITE OF READING, INC.
SHOP RITE OF MALVERNE, INC.
FOODARAMA SUPERMARKETS, INC.
922 Highway 33, Building 6, Suite 1
Freehold, New Jersey 07728

Ladies and Gentlemen:

      Reference is made to that certain Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 7, 2000 (as amended, supplemented, restated or otherwise modified from time to time, the "Loan Agreement"), by and among GMAC BUSINESS CREDIT, LLC. ("GMAC"), NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation ("Parent") (New Linden and Parent, each a "Borrower" and jointly "Borrowers"), the Guarantors signatory hereto, the lenders set forth on the signature pages hereto (collectively with their respective permitted successors and assigns, each a "Lender" and collectively, "Lenders") and GMAC as agent for Lenders (in such capacity together with any successor thereto in such capacity, the "Agent"). All capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Loan Agreement.

      Subject to Agent's receipt of (i) this letter amendment ("Letter Amendment") duly acknowledged and agreed to by the Borrowers, the Guarantors and the Required Lenders; (ii) a UCC fixture filing to be filed, registered or recorded in order to create, in favor of Agent, a first priority perfected security interest in or lien upon the fixtures located on the 1361 Route 35, Middletown, New Jersey 07748 location ("New Middletown Location") of Borrowers; and (iii) a landlord waiver and consent, satisfactory to Agent, with respect to the New Middletown Location, Borrowers and Agent, on behalf of Lenders, hereby agree as follows:

1. Schedule 5.01(A) of the Loan Agreement is deleted in its entirety and replaced with Schedule 5.01(A) to this Letter Amendment.

      Borrowers shall make best efforts to deliver to Agent a leasehold mortgage and related documents on the New Middletown Location (in each case, in form and substance satisfactory to Agent) within one (1) year from the execution of this Letter Amendment by the Borrowers and Guarantors.

      Except as expressly provided herein, the execution, delivery and effectiveness of this Letter Amendment shall not operate as a waiver of any of our rights, powers or remedies, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments or agreements executed and/or delivered thereunder or in connection therewith and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

      Each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

      This Letter Amendment may be executed by the parties hereto in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same Letter Amendment. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.


                                    Very truly yours,

                                    GMAC BUSINESS CREDIT, LLC, as a
                                    Lender and as Agent


                                    By:___________________________
                                    Its:___________________________


AGREED AND ACCEPTED:

NEW LINDEN PRICE RITE, INC.,
as Borrower and as Guarantor

By:______________________
Title:

FOODARAMA SUPERMARKETS, INC.,
as Borrower and as Guarantor

By:_________________________
Title:

GMAC BUSINESS CREDIT, LLC,
as Agent and Lender

By: _________________________
Title:

JP MORGAN CHASE BANK,
(formerly known as THE CHASE MANHATTAN BANK) as Lender

By: __________________________
Title:

CITIZENS BUSINESS CREDIT COMPANY,
as Lender

By: __________________________
Title:

CONSENTED AND AGREED TO:

SHOP RITE OF READING, INC.,
as Guarantor

By: ________________________
Title:

SHOP RITE OF MALVERNE, INC.,
as Guarantor

By: __________________________
Title:

                                Schedule 5.01(A)
                            Capital Expenditure Loans



Store #628
Location:  Middletown

*Note: items listed below are not subject to 180 day limitation as detailed in Section 5.01(A)(b).

                            Invoice   Invoice   Billed
          Vendor                       Date    Amount       Description

A & J Fixtures                 1077  3/7/99     $30,836 Penthouse and racks
A & J Fixtures                19004 12/16/99   $277,526 Penthouse and racks
Adelco                        42731  3/28/00    $70,100 Condensers
Atlantic Food Bars            16141  3/8/00      $7,996 Salad bar
Atlantic Food Bars            16439  7/20/00    $46,430 Salad/grain bar
Atlantic Food Bars            16179  3/22/00    $17,224 Hen houses, bar
Atlantic Food Bars            15572  6/23/99    $29,740 Deposit for bars
Beroc, Inc.                    5571  6/21/99     $5,250 Cleveland Tilting Kettle
Corbo Hotel & Restaurant      41984  1/31/00     $4,000 Bread slicer
John Weldon                       1  6/26/96     $6,500 Bakers Pride Pizza Oven
Liberty Safes of NJ           11906  1/26/99     $2,505 Washington safe & shelf
                                                        interiors
Mosler                      J013363  5/20/00     $3,758 Safe
Mosler                      J006703  2/29/00     $3,758 Safe
Sun Coast Sales & Service      3481  1/1/00     $31,021 Grinder, tenderier, saw
Vaporlux                       5452  6/18/99     $1,230 Cleaning systems
------------------------------------------------------------------------------

Total Requested                                $537,874
------------------------------------------------------------------------------

                                Schedule 5.01(A)

                            Capital Expenditure Loans



Store #524
Location:  North Brunswick*

*Note: items listed below are not subject to 45 day limitation as detailed in
 Section 5.01(A)(b).
 With regard to any items purchased for the North Brunswick location, the 45 day limitation will commence upon installation.

                             Invoice    Invoice   Billed
          Vendor                         Date     Amount            Description
          ------                         ----     ------            -----------
CMP Refrigeration                 2085  9/13/99    $15,762 Meat case
Engo Co.                         12523  5/21/99       $500 CRC desk
Sun Coast                         1576  7/30/99     $4,500 Rebuilt patty machine
------------------------------------------------------------------------------

Total Requested                                    $20,762
------------------------------------------------------------------------------

                        GMAC BUSINESS CREDIT, LLC
                        461 FIFTH AVENUE, 21ST FLOOR
                         NEW YORK, NEW YORK 10117


                                                      January __, 2002


NEW LINDEN PRICE RITE, INC.
SHOP RITE OF READING, INC.
SHOP RITE OF MALVERNE, INC.
FOODARAMA SUPERMARKETS, INC.
922 Highway 33, Building 6, Suite 1
Freehold, New Jersey 07728

Ladies and Gentlemen:

      Reference is made to that certain Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 7, 2000 (as amended, supplemented, restated or otherwise modified from time to time, the "Loan Agreement"), by and among GMAC BUSINESS CREDIT, LLC. ("GMAC"), NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation ("Parent") (New Linden and Parent, each a "Borrower" and jointly "Borrowers"), the Guarantors signatory hereto, the lenders set forth on the signature pages hereto (collectively with their respective permitted successors and assigns, each a "Lender" and collectively, "Lenders") and GMAC as agent for Lenders (in such capacity together with any successor thereto in such capacity, the "Agent"). All capitalized terms not otherwise defined herein shall have the meanings assigned to them in the Loan Agreement.

      Subject to Agent's receipt of this letter amendment ("Letter Amendment") duly acknowledged and agreed to by the Borrowers, the Guarantors and the Required Lenders, Borrowers and Agent, on behalf of Lenders, hereby agree as follows:

      1. Subsection (c) of Section 7.04 of the Loan Agreement is hereby amended by deleting the reference to "25,000" and inserting "35,000" in its place and stead.


Except as expressly provided herein, the execution, delivery and effectiveness of this Letter Amendment shall not operate as a waiver of any of our rights, powers or remedies, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments or agreements executed and/or delivered thereunder or in connection therewith and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.


Each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

      This Letter Amendment may be executed by the parties hereto in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same Letter Amendment. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.


                                    Very truly yours,

                                    GMAC BUSINESS CREDIT, LLC, as a
                                    Lender and as Agent


                                    By:___________________________
                                    Its:___________________________


AGREED AND ACCEPTED:

NEW LINDEN PRICE RITE, INC.,
as Borrower and as Guarantor

By:______________________
Title:

FOODARAMA SUPERMARKETS, INC.,
as Borrower and as Guarantor

By:_________________________
Title:

GMAC BUSINESS CREDIT, LLC,
as Agent and Lender

By: _________________________
Title:

JP MORGAN CHASE BANK
(formerly known as THE CHASE MANHATTAN BANK), as Lender

By: __________________________
Title:

CITIZENS BUSINESS CREDIT COMPANY,
as Lender

By: __________________________
Title:

CONSENTED AND AGREED TO:

SHOP RITE OF READING, INC.,
as Guarantor

By: ________________________
Title:

SHOP RITE OF MALVERNE, INC.,
as Guarantor

By: __________________________
Title: