Form 10-Q
period 2002-05-04
FOODARAMA SUPERMARKETS INC
filed 2002-06-17
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the Quarterly period ended May 4, 2002

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

                                    Yes --X--      No  ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                    OUTSTANDING AT
       CLASS                                         June 7, 2002
    ------------                                    --------------

    Common Stock                                      985,617 shares
    $1 par value

                          FOODARAMA SUPERMARKETS, INC.

            PART I.   FINANCIAL INFORMATION
                 Item 1.     Financial Statements

                               Unaudited Consolidated Condensed Balance Sheets May 4, 2002 and November 3, 2001

                               Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended May 4, 2002 and April 28, 2001

                               Unaudited Consolidated Condensed Statements of Operations for the twenty six weeks ended May 4, 2002 and April 28, 2001

                               Unaudited Consolidated Condensed Statements of Cash Flows for the twenty six weeks ended May 4, 2002 and April 28, 2001

                               Notes to the Unaudited Consolidated Condensed Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           PART II.  OTHER INFORMATION
                 Item 4.      Submission of Matters to a Vote of Securityholders

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                        May 4,       November 3,
                                                         2002           2001
                                                      (Unaudited)       (1)
ASSETS

Current assets:
 Cash and cash equivalents                               $  5,077       $  4,219
 Merchandise inventories                                   43,074         42,827
 Receivables and other current assets                       5,582          5,466
 Prepaid income taxes                                         108           --
 Related party receivables - Wakefern                       5,293          8,970
 Related party receivables - other                              1              7
                                                         --------       --------

                                                           59,135         61,489
                                                         --------       --------

Property and equipment:
 Land                                                         308            308
 Buildings and improvements                                 1,220          1,220
 Leasehold improvements                                    41,150         39,589
 Equipment                                                111,426        103,394
 Property under capital leases                             69,867         59,909
 Construction in progress                                   3,057          6,787
                                                         --------       --------

                                                          227,028        211,207
 Less accumulated depreciation and
 amortization                                             105,058         98,218
                                                         --------       --------

                                                          121,970        112,989
                                                         --------       --------

Other assets:
 Investments in related parties                            12,758         12,758
 Intangibles                                                2,960          3,136
 Other                                                      2,919          2,550
 Related party receivables - Wakefern                       1,669          1,593
 Related party receivables - other                             18             11
                                                         --------       --------
                                                           20,324         20,048
                                                         --------       --------

                                                         $201,429       $194,526
                                                         ========       ========

                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                                May 4,           November 3,
                                                 2002               2001
                                              (Unaudited)           (1)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   5,934          $   5,390
 Current portion of long-term debt,
  related party                                     831                902
 Current portion of obligations under
  capital leases                                  1,131                899
 Current income taxes payable                         -                704
 Deferred income tax liability                    1,079              1,079
 Accounts payable:
  Related party-Wakefern                         31,744             35,988
  Others                                          7,198              8,780
 Accrued expenses                                12,684             14,654
                                              ---------          ---------

                                                 60,601             68,396
                                              ---------          ---------

Long-term debt                                   27,809             19,294
Long-term debt, related party                       919              1,310
Obligations under capital leases                 64,137             54,949
Deferred income taxes                             1,411              1,201
Other long-term liabilities                      10,942             10,883
                                              ---------         ----------

                                                105,218             87,637
                                              ---------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 985,617 shares May 4, 2002;
   1,088,220 shares November 3, 2001              1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred Compensation                           (1,510)            (1,696)
 Retained earnings                               45,466             44,016
 Accumulated other comprehensive income:
  Minimum pension liability                      (1,920)            (1,920)
                                              ----------         ----------

                                                 47,826             46,190
 Less 636,150 shares May 4, 2002;
  533,547 shares November 3, 2001,
  held in treasury, at cost                      12,216              7,697
                                              ----------         ----------

                                                 35,610             38,493
                                              ----------         ----------

                                              $ 201,429          $ 194,526
                                              ==========         ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.
See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                           13 Weeks Ended
                                                  ------------------------------
                                                      May 4,       April 28,
                                                      2002           2001
                                                  ------------     ------------

Sales                                              $   235,236      $   223,926

Cost of goods sold                                     176,353          168,301
                                                   -----------      -----------

Gross profit                                            58,883           55,625

Operating, general and
 administrative expenses                                56,529           52,187
                                                   -----------      -----------

Earnings from operations                                 2,354            3,438
                                                   -----------      -----------

Other (expense) income:
  Interest expense                                      (2,080)          (1,907)
  Interest income                                           31               74
                                                   -----------      -----------
                                                        (2,049)          (1,833)

Earnings before income tax provision                       305            1,605

Income tax provision                                      (122)            (642)
                                                   -----------      -----------


Net income $                                       $       183      $       963
                                                   ===========      ===========

Per share information:

Net income per common share:
                 Basic                             $       .18      $       .86
                                                   ===========      ===========
                 Diluted                           $       .17      $       .86
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                               1,045,341        1,117,290
                                                   ===========      ===========
                 Diluted                             1,101,999        1,117,290
                                                   ===========      ===========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                             26 Weeks Ended
                                                   ----------------------------
                                                       May 4,       April 28,
                                                       2002           2001
                                                   -----------     ------------

Sales                                              $   487,263      $   462,520

Cost of goods sold                                     364,988          349,066
                                                   -----------      -----------

Gross profit                                           122,275          113,454

Operating, general and
 administrative expenses                               115,941          106,064
                                                   -----------      -----------

Earnings from operations                                 6,334            7,390
                                                   -----------      -----------

Other (expense) income:
  Interest expense                                      (3,987)          (3,990)
  Interest income                                           71              153
                                                   -----------      -----------
                                                        (3,916)          (3,837)

Earnings before income tax provision                     2,418            3,553

Income tax provision                                      (968)          (1,422)
                                                   -----------      -----------

Net income                                         $     1,450      $     2,131
                                                   ===========      ===========

Per share information:

Net income per common share:
                 Basic                             $      1.36      $      1.91
                                                   ===========      ===========
                 Diluted                           $      1.30      $      1.91
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                               1,062,509        1,117,290
                                                   ===========      ===========
                 Diluted                             1,118,497        1,117,290
                                                   ===========      ===========
See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                     26 Weeks Ended
                                                ----------------------
                                                   May 4,    April 28,
                                                   2002        2001
                                                ----------   ---------
Cash flows from operating activities:
  Net income                                    $   1,450    $  2,131
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                    6,852       6,165
    Amortization, intangibles                         176         176
    Amortization, deferred financing costs            159         126
    Amortization, deferred rent escalation           (115)        (30)
    Provision to value inventory at LIFO              240         402
    Deferred income taxes                             210         318
    Amortization of deferred compensation             182           -
    (Increase) decrease in
      Merchandise inventories                        (487)        815
      Receivables and other current assets           (116)       (606)
      Prepaid income taxes                           (108)        398
      Other assets                                   (528)        449
      Related party receivables-Wakefern            3,601       3,505
    Increase (decrease) in
      Accounts payable                             (5,826)     (1,698)
      Income taxes payable                           (704)        605
      Other liabilities                            (1,792)      1,099
                                                 ---------   ---------

                                                    3,194      13,855
                                                 ---------   ---------
Cash flows from investing activities:
  Cash paid for the purchase of property
   and equipment                                   (5,020)     (5,034)
  Cash paid for construction in progress             (855)       (783)
  Increase in related party
   receivables-other                                   (1)        (35)
                                                 ---------   ---------

                                                   (5,876)     (5,852)
Cash flows from financing activities:
  Proceeds from issuance of debt                   11,662           -
  Principal payments under long-term debt          (2,603)     (5,439)
  Principal payments under capital
   lease obligations                                 (538)       (317)
  Principal payments under long-term
   debt, related party                               (462)       (445)
  Proceeds from exercise of stock options               5           -
  Repurchase of common stock                       (4,524)          -
                                                 ---------   ---------
                                                    3,540      (6,201)

NET CHANGE IN CASH AND CASH EQUIVALENTS               858       1,802

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,219       3,977
                                                 ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  5,077    $  5,779
                                                 =========   =========
See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, May 4, 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 3, 2001 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended November 3, 2001.

At both May 4, 2002 and November 3, 2001, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $1,863,000 and $1,623,000 higher than reported at May 4, 2002 and November 3, 2001, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards

Accounting for the Impairment or Disposal of Long-Lived Assets

Effective November 4, 2001 the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. There was no significant impact from the adoption of SFAS 144 in the quarter or six months ended May 4, 2002.

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


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $58,000,000, including a revolving credit facility (the "Revolving Note") of up to $28,000,000, a term loan ("the Term Loan") in the amount of $10,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 30, 2002, the Company and its lenders amended the Credit Agreement to increase the number of shares of common stock which the Company could repurchase from related parties from 25,000 shares to 35,000 shares and on March 29, 2002 the Credit Agreement was also amended to increase the amount that the Company may expend for the repurchase of the Company's common stock from $5,000,000 to $5,600,000. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified. As of May 4, 2002 the Company owed $5,500,000 on the Term Loan and $11,029,714 under the Capex Facility. The Term Loan is to be paid in quarterly principal payments of $500,000 through December 31, 2004. The revolving credit facility also matures December 31, 2004 and the Capex Facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .50% for the first 30 months of this loan and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2004. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus .50%, .75% and .75%, respectively. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 2.50% to determine the interest rate on the revolving credit facility and LIBOR plus 2.75% to determine the interest rate on the Term Loan and Capex Facility. The Credit Agreement contains certain affirmative and negative covenants which, among other matters, will (i) restrict capital expenditures and the amount of additional indebtedness that the Company may incur, (ii) require the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization less rent payments for capitalized lease locations and changes in the LIFO reserve ("Adjusted EBITDA") and (iii) require debt service coverage and leverage ratios to be maintained.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of May 4, 2002:
                                                        Actual
Financial                Credit                  (As defined in the
Covenant                Agreement                 Credit Agreement)

Adjusted EBITDA (1)      Greater than $16,000,000    $ 20,788,000
Leverage Ratio  (1)      Less than 3.2 to 1.00       1.71 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.00 to 1.00   1.71 to 1.00
Adjusted Capex  (2)      Less than $5,600,000 (3)(5) $  2,556,000 (4)
Store Project Capex      Less than $4,500,000 (3)(5) $  3,319,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3) Represents limitations on capital expenditures for fiscal 2002.

(4) Represents capital expenditures for the 26 weeks ended May 4, 2002.

(5) Does not include amounts available but not used in the prior fiscal year, $710,000 for Adjusted Capex and $7,993,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At May 4,2002, the Company had a working capital deficiency of $1,466,000 compared to deficiencies of $6,907,000 at November 3, 2001 and $3,927,000 at April 28, 2001.

The improvement in working capital from November 3, 2001 was primarily due to the reduction of accounts payable and accrued expenses which increased the Revolving Note which is classified as long-term borrowings. This increase in the Revolving Note was partially offset by the collection of $3,677,000 of current related party receivables.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

May 4, 2002           .98 to 1.0
November 3, 2001      .90 to 1.0
April 28, 2001        .94 to 1.0

Cash flows (in millions) were as follows:

                               Twenty Six Weeks Ended
                          5/04/02                 4/28/01

Operating activities...    $ 3.2                   $13.9
Investing activities...     (5.9)                  ( 5.9)
Financing activities...      3.5                   ( 6.2)
                           -----                   ------
       Totals              $  .8                   $ 1.8
                           ======                  ======

The Company had $12,741,000 of available credit, at May 4, 2002, under its revolving credit facility. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2002.

For the 26 weeks ended May 4, 2002, depreciation was $6,852,000 while capital expenditures totaled $5,875,000, compared to $6,165,000 and $5,817,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the three locations remodeled in fiscal 2001, the new location opened in Middletown, New Jersey in November 2001, as well as one additional capitalized real estate lease.

During the six months ended May 4, 2002, the Company repurchased a total of 102,853 shares of Common Stock under the stock repurchase program announced on June 8, 2001. 102,653 of these shares were purchased in privately negotiated transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman and were purchased for an average of $39.52 per share. $4,523,670, or an average of $43.98 per share, was expended for the purchase of the 102,853 shares. Since the announcement of the stock repurchase program, the Company has repurchased 131,923 shares for $5,591,597 or an average of $42.39 per share.

Results of Operations   (13 weeks ended May 4, 2002 compared to 13
                          weeks ended April 28, 2001)

Sales:

Same store sales from the twenty one stores in operation in both periods increased 2.7%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings. Sales for the current period totaled $235.2 million as compared to $223.9 million in the prior year period.

Sales for the current quarter included the operations of one new location opened in November 2001 in Middletown, New Jersey which replaced an older, smaller store in the same shopping center.

Gross Profit:

Gross profit as a percent of sales increased to 25.0% of sales compared to 24.8% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.7 million in the current period compared to $1.5 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the new Middletown location. These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.0% versus 23.3% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .86%, depreciation, including depreciation on capitalized leases, increased .08% and administrative expense increased .06%. These increases were partially offset by decreases in advertising and promotion expense of .18% and occupancy expense of .14%. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefits.

Interest Expense:

Interest expense increased to $2,080,000 from $1,907,000, while interest income was $31,000 compared to $74,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $183,000 in the current year period compared to $963,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $5,916,000 as compared to $6,682,000 in the prior year period. Net income per common share on a diluted basis was $.17 in the current period compared to $.86 in the prior year period. Per share calculations are based on 1,101,999 shares outstanding in the current year period and 1,117,290 shares outstanding in the prior year period.


Results of Operations    (26 weeks ended May 4, 2002 compared to 26 weeks
                           ended April 28, 2001)

Sales:
Same store sales from the twenty one stores in operation in both periods increased 3.2%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings. Sales for the current twenty six week period totaled $487.3 million as compared to $462.5 million in the prior year period. Sales for the current twenty six week period included the operations of one new location opened in Middletown, New Jersey in November 2001 which replaced an older, smaller store in the same shopping center.

Gross Profit:

Gross profit as a percent of sales increased to 25.1% of sales compared to 24.5% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.4 million in the current period compared to $3.1 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the new location. These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings.


Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 23.8% versus 22.9% in the prior year period. The increase in operating, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .84%, depreciation, including depreciation on capitalized leases, increased .08%, administrative expense increased .10%, other store expenses, which include Wakefern support services and debit/credit card fees, increased .05% and pre-opening costs increased .05%. These increases were partially offset by decreases in occupancy expense of .18% and advertising and promotion expense of .11%. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefits. Pre-opening costs were for the new Middletown store opened in November 2001.

Interest Expense:

Interest expense was basically unchanged at $3,987,000 compared to $3,990,000, while interest income was $71,000 compared to $153,000 for the prior year period. Increases in interest expense for the current year period due to an increase in average outstanding debt, including increased capitalized lease obligations, were offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,450,000 in the current year period compared to $2,131,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $13,406,000 as compared to $13,827,000 in the prior year period. Net income per common share on a diluted basis was $1.30 in the current period compared to $1.91 in the prior year period. Per share calculations are based on 1,118,497 shares outstanding in the current period and 1,117,290 shares outstanding in the prior year period.

                                     PART II


                               OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Securityholders

The Company held its 2002 Annual Meeting of Shareholders (the "Meeting") on May 8, 2002. At the Meeting, shareholders were asked to vote upon the (i) the election of directors; (ii) an amendment to the Company's Amended and Restated Certificate of Incorporation to provide for the classification of the Company's Board of Directors into five classes of directors with staggered terms (the "COI Amendment"); and (iii) an amendment to the Company's 2001 Stock Incentive Plan reserving an additional 65,000 shares of the Company's Common Stock for issuance under the 2001 Stock Incentive Plan. The results of the voting were as follows:



                                                                        Broker
                             For     Against    Withheld     Abstain   Non-Votes
Election of Directors: 1
  Robert H. Hutchins       759,208    -0-      213,987        -0-
  Albert A. Zager          759,208    -0-      213,987        -0-
  Charles T. Parton        759,208    -0-      213,987        -0-
  Richard J. Saker         759,208    -0-      213,987        -0-
  Joseph J. Saker          759,208    -0-      213,987        -0-
Amendment of the
Company's Amended
and Restated Certificate
of Incorporation           632,386  311,850        -0-       753        3,880
Amendment of the
Company's 2001 Stock
Incentive Plan             607,380  310,018        -0-       479        3,880



1 The COI Amendment was approved at the Meeting. Accordingly, Robert H. Hutchins was elected as a Class I director to serve for an initial term expiring at the Company's Annual Meeting of Shareholders in 2003; Albert A. Zager was elected as a Class II director to serve for an initial term expiring at the Company's Annual Meeting of Shareholders in 2004; Charles T. Parton was elected as a Class III director to serve for an initial term expiring at the Company's Annual Meeting of Shareholders in 2005; Richard J. Saker was elected as a Class IV director to serve for an initial term expiring at the Company's Annual Meeting of Shareholders in 2006; and Joseph J. Saker was elected as a Class V director to serve for an initial term expiring at the Company's Annual Meeting of Shareholders in 2007 (or in all cases until their successors have been elected and qualified). Commencing with the election of directors at the 2003 annual meeting of shareholders, election of directors will be for five year terms.

           Item 6.  Exhibits and Reports on Form 8-K
                   (a)  Exhibits:

                        None

                   (b)  Reports on Form 8-K.

                      April 5, 2002 - Foodarama Supermarkets, Inc. issued a press release announcing the repurchase of 78,466 common shares from the Dinger Group. Additionally, the Company's Credit Agreement was amended to allow for repurchases of shares having a value of up to $5,600,000. A press release dated April 2, 2002 was filed as an exhibit.

                      April 10, 2002 - Foodarama Supermarkets, Inc. issued a press release announcing that it had substantially completed the repurchase of the shares from the Dinger Group and that these shares would not be eligible to vote at the 2002 annual meeting of shareholders. Additionally, the Company announced that a shareholders derivative action has been commenced against the members of the Board of Directors and certain officers of the Company. A press release dated April 5, 2002 was filed as an exhibit.

                      April 19, 2002 - Foodarama Supermarkets, Inc. issued a press release announcing that it had changed the time of its Annual Meeting of Shareholders. A press release dated April 19, 2002 was filed as an exhibit.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS, INC.
                                                           (Registrant)


Date:   June 17, 2002                               /S/    MICHAEL SHAPIRO
                                                    ----------------------------
                                                           (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President
                                                    Chief Financial Officer

Date:   June 17, 2002                               /S/   THOMAS H. FLYNN
                                                    ---------------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer