Form 10-Q
period 2002-08-03
FOODARAMA SUPERMARKETS INC
filed 2002-09-17
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                              Washington D.C. 20549

                                    FORM 10-Q

                    Quarterly report pursuant to Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                      For the Quarterly period ended August 3, 2002

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

                                    Yes X No
                                  ------ ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                         OUTSTANDING AT
            CLASS                                        September 6, 2002
         -------------                                   -----------------

         Common Stock                                    986,367
         shares
         $1 par value

                          FOODARAMA SUPERMARKETS, INC.

              PART I.   FINANCIAL INFORMATION

                  Item 1.        Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets August 3, 2002 and November 3, 2001

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended August 3, 2002 and July 28, 2001

                                 Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended August 3, 2002 and July 28, 2001

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended August 3, 2002 and July 28, 2001

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                 August 3,           November 3,
                                                  2002                  2001
                                                (Unaudited)             (1)
                                              -------------           ----------
ASSETS

Current assets:
 Cash and cash equivalents                    $   5,089               $  4,219
 Merchandise inventories                         42,929                 42,827
 Receivables and other current assets             8,062                  5,466
 Related party receivables - Wakefern             6,569                  8,970
 Related party receivables - other                   12                      7
                                              ---------               --------

                                                 62,661                 61,489
                                              ---------               --------

Property and equipment:
 Land                                               308                    308
 Buildings and improvements                       1,220                  1,220
 Leasehold improvements                          41,236                 39,589
 Equipment                                      112,546                103,394
 Property under capital leases                   69,867                 59,909
 Construction in progress                         4,561                  6,787
                                              ----------             ---------

                                                229,738                211,207
 Less accumulated depreciation and
 amortization                                   108,680                 98,218
                                              ---------              ---------

                                                121,058                112,989
                                              ---------              ---------

Other assets:
 Investments in related parties                  12,758                12,758
 Intangibles                                      2,873                 3,136
 Other                                            2,887                 2,550
 Related party receivables - Wakefern             1,702                 1,593
 Related party receivables - other                    -                    11
                                              ---------               --------

                                                 20,220                 20,048
                                              ---------               --------

                                              $ 203,939               $194,526
                                              =========               ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands - except share data)
                                             August 3,        November 3,
                                                  2002              2001
                                              (Unaudited)           (1)
                                             ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   5,994          $   5,390
 Current portion of long-term debt,
  related party                                     831                902
 Current portion of obligations under
  capital leases                                  1,098                899
 Current income taxes payable                       392                704
 Deferred income tax liability                    1,079              1,079
 Accounts payable:
  Related party - Wakefern                       35,442             35,988
  Others                                          8,201              8,780
 Accrued expenses                                12,684             14,654
                                              ----------         ----------
                                                 65,721             68,396
                                              ----------         ----------

Long-term debt                                   24,179             19,294
Long-term debt, related party                       704              1,310
Obligations under capital leases                 63,912             54,949
Deferred income taxes                             1,563              1,201
Other long-term liabilities                      10,949             10,883
                                              ----------         ----------

                                                101,307             87,637
                                              ----------         ----------

Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 985,867 shares August 3, 2002;
   1,088,220 shares November 3, 2001              1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred compensation                           (1,417)            (1,696)
 Retained earnings                               46,669             44,016
 Accumulated other comprehensive income:
   Minimum pension liability                     (1,920)            (1,920)
                                              ----------         ----------

                                                 49,122             46,190
 Less 635,900 shares August 3, 2002;
   533,547 shares November 3, 2001 held in
   treasury, at cost                             12,211              7,697
                                              ----------         ----------

                                                 36,911             38,493
                                              ----------         ----------

                                              $ 203,939          $ 194,526
                                              ==========         ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 3, 2001.
See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                          13 Weeks Ended
                                                   -----------------------------
                                                       August 3,       July 28,
                                                         2002            2001
                                                   -----------      -----------

Sales                                              $   241,544      $   233,052

Cost of goods sold                                     179,255          174,696
                                                   -----------      -----------

Gross profit                                            62,289           58,356

Selling, general and
 administrative expenses                                58,256           54,863
                                                   -----------      -----------

Earnings from operations                                 4,033            3,493
                                                   -----------      -----------

Other (expense) income:
   Interest expense                                     (2,051)          (1,825)
   Interest income                                          23               72
                                                   -----------      -----------

                                                        (2,028)          (1,753)

Earnings before income tax provision                     2,005            1,740

Income tax provision                                      (802)            (696)
                                                   -----------      -----------


Net income                                         $     1,203      $     1,044
                                                   ===========      ===========

Per share information:

Net income per common share:
                 Basic                             $      1.22      $       .94
                                                   ===========      ===========
                 Diluted                           $      1.15      $       .94
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                                 985,728        1,115,413
                                                   ===========      ===========
                 Diluted                             1,042,571        1,115,413
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                          39 Weeks Ended
                                                   -----------------------------
                                                        August 3,      July 28,
                                                         2002           2001
                                                   -----------      -----------

Sales                                              $   728,807      $   695,572

Cost of goods sold                                     544,243          523,762
                                                   -----------      -----------

Gross profit                                           184,564          171,810

Selling, general and
 administrative expenses                               174,197          160,927
                                                   -----------      -----------

Earnings from operations                                10,367           10,883
                                                   -----------      -----------

Other (expense) income:
   Interest expense                                     (6,038)          (5,815)
   Interest income                                          94              225
                                                   -----------      -----------

                                                        (5,944)          (5,590)

Earnings before income tax provision                     4,423            5,293

Income tax provision                                    (1,770)          (2,118)
                                                   -----------      -----------


Net income                                         $     2,653      $     3,175
                                                   ===========      ===========

Per share information:

Net income per common share:
                 Basic                             $      2.56      $      2.84
                                                   ===========      ===========
                 Diluted                           $      2.43      $      2.84
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                               1,036,917        1,116,664
                                                   ===========      ===========
                 Diluted                             1,092,395        1,116,664
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                        39 Weeks Ended
                                                        --------------
                                                 August 3, 2002   July 28, 2001
                                                 --------------   -------------
Cash flows from operating activities:
  Net income                                       $   2,653       $  3,175
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                       10,496          9,498
   Amortization, intangibles                             263            263
   Amortization, deferred financing costs                243            191
   Amortization, deferred rent escalation               (173)           (45)
   Provision to value inventory at LIFO                  340            600
   Deferred income taxes                                 362            171
   Amortization of deferred compensation                 235              -
   (Increase) decrease in
     Merchandise inventories                            (442)         1,049
     Receivables and other current assets             (2,596)        (1,572)
     Prepaid income taxes                                  -            398
     Other assets                                       (551)           484
     Related party receivables-Wakefern                2,292          2,012
   Increase (decrease) in
     Accounts payable                                 (1,125)         2,721
     Income taxes payable                               (312)           918
     Other liabilities                                (1,687)         1,398
                                                    ---------       --------
                                                       9,998         21,261
                                                    ---------       --------
Cash flows from investing activities:
   Cash paid for the purchase of property
    and equipment                                     (6,252)        (7,072)
   Cash paid for construction in progress             (2,359)        (1,199)
   Decrease in related party
    receivables-other                                      6            129
                                                    ---------      ---------
                                                      (8,605)        (8,142)
                                                    ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of debt                      9,597              -
   Principal payments under long-term debt            (4,108)        (7,024)
   Principal payments under capital
    lease obligations                                   (796)          (481)
   Principal payments under long-term debt,
    related party                                       (677)          (655)
   Deferred financing costs                              (25)           (66)
   Proceeds from exercise of stock options                10              -
   Repurchase of common stock                         (4,524)          (393)
                                                    ---------      ---------
                                                        (523)        (8,619)
                                                    ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  870          4,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,219          3,977
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  5,089       $  8,477
                                                    =========      =========
See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended August 3, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 3, 2001 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended November 3, 2001.

At both August 3, 2002 and November 3, 2001, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $1,963,000 and $1,623,000 higher than reported at August 3, 2002 and November 3, 2001, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards


Accounting for the Impairment or Disposal of Long-Lived Assets

Effective November 4, 2001 the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. There was no significant impact from the adoption of SFAS 144 in the quarter or nine months ended August 3, 2002.

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

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The Company is a party to a Second Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with three financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $58,000,000, including a revolving credit facility of up to $28,000,000, a term loan in the amount of $10,000,000 and a capital expenditures facility of up to $20,000,000.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of August 3, 2002:
                                                               Actual
Financial                  Credit                       (As defined in the
Covenant                  Agreement                      Credit Agreement)
---------                 ---------                     ------------------

Adjusted EBITDA (1)      Greater than $16,000,000          $ 21,188,000
Leverage Ratio  (1)      Less than 3.2 to 1.00             1.50 to 1.00
Debt Service Coverage
Ratio                    Greater than 1.00 to 1.00         1.69 to 1.00
Adjusted Capex  (2)      Less than $5,600,000 (3)(5)       $  3,569,000 (4)
Store Project Capex      Less than $4,500,000 (3)(5)       $  5,042,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3)    Represents limitations on capital expenditures for fiscal 2002.

(4)    Represents capital expenditures for the 39 weeks ended August 3, 2002.

(5) Does not include amounts not used in the prior fiscal year and available to be carried forward to fiscal 2002: $710,000 for adjusted Capex and $7,993,000 for Store Project Capex. After giving effect to the carry forward of available amounts, the Company's actual (as defined in the Credit Agreement) Store Project Capital Expenditures are less than the fiscal 2002 limit for such expenditures set forth in the Credit Agreement.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

The Company and its lenders are presently negotiating increases in the amount of the credit facility and the restatement of the Credit Agreement (the "Restated Credit Agreement"). Under the proposed Restated Credit Agreement, the total commitment would increase to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan (the "Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The outstanding balances on the existing term loan ($5,000,000) and the existing capital expenditures facility ($10,652,662) will be incorporated into the Term Loan. The Restated Credit Agreement will mature December 31, 2007. The Term Loan is to be paid in quarterly principal payments of $1,250,000 commencing January 1, 2003. The Capex Facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .75% until December 31, 2004 and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2007. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus 1.50%, 2.00% and 2.00%, respectively. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus .50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 3.25% to determine the interest rate on the revolving credit facility and LIBOR plus 3.75% to determine the interest rate on the Term Loan and Capex Facility. Other terms and conditions under the Restated Credit Agreement, including (a) the amount of permitted additional new indebtedness; (b) the amount of permitted capitalized lease obligations; (c) the amount of capital expenditures; (d) covenant objectives and (e) certain definitions, have been modified to reflect the additional term of the Restated Credit Agreement and the Company's financial and operational plan. Additionally, the Company is allowed to repurchase its Common Stock for an aggregate purchase price not to exceed $1,000,000, subject to certain conditions and limitations, under the Restated Credit Agreement. The Company has reached an agreement in principle with its lenders on the material terms of the new credit facility and expects to close the Restated Credit Agreement before the end of September 2002; however, the proposed new credit facility will not be available to the Company unless and until definitive loan documents are executed and delivered.

Working Capital

At August 3, 2002, the Company had a working capital deficiency of $3,060,000 compared to deficiencies of $6,907,000 at November 3, 2001 and $4,516,000 at July 28, 2001.

The improvement in working capital from November 3, 2001 was primarily due to the reduction of accounts payable and accrued expenses which increased the Revolving Note which is classified as long-term borrowings. The collection of $2,401,000 of current related party receivables was offset by an increase in receivables and other current assets of $2,596,000. This increase results primarily from construction advances due from landlords.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

            August 3, 2002       .95 to 1.0
            November 3, 2001     .90 to 1.0
            July 28, 2001        .93 to 1.0

Cash flows (in millions) were as follows:

                               Thirty Nine Weeks Ended
                             8/3/02 7/28/01

Operating activities...      $10.0                   $21.3
Investing activities...      ( 8.6)                  ( 8.2)
Financing activities...      (  .5)                  ( 8.6)
                             ------                  ------
       Totals                $  .9                   $ 4.5
                             ======                  ======


The Company had $12,977,000 of available credit at August 3, 2002, under its revolving credit facility. The amount available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2002. The Company has capital commitments (net of landlord contributions) of $20,154,000 for equipment and $11,821,000 for leasehold improvements related to four stores which are under construction. Two of these are replacement stores, one is a new store and one is an expansion and remodeling of an existing store. All of these projects are in central New Jersey, will be World Class stores and are expected to open in the first and second quarters of fiscal 2003. The Company expects that the Restated Credit Agreement which it is currently negotiating will provide the funding for these commitments.

For the thirty nine weeks ended August 3, 2002 depreciation was $10,496,000 while capital expenditures totaled $8,611,000, compared to $9,498,000 and $8,271,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the three locations remodeled in fiscal 2001, the new location opened in Middletown, New Jersey in November 2001, as well as one additional capitalized real estate lease.

During the nine months ended August 3, 2002, the Company repurchased a total of 102,853 shares of Common Stock under the stock repurchase program announced on June 8, 2001. 101,553 of these shares were purchased in privately negotiated transactions and the remaining 1,300 shares were acquired in open market transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman, and were purchased for an average of $39.52 per share. $4,523,670, or an average of $43.98 per share, was expended for the purchase of the 102,853 shares. Since the announcement of the stock repurchase program, the Company has repurchased 131,923 shares for $5,591,597 or an average of $42.39 per share.


Results of Operations (13 weeks ended August 3, 2002 compared to 13 weeks ended July 28, 2001)
Sales:

Same store sales from the twenty one stores in operation in both periods increased 1.2%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings. Sales for the current quarter totaled $241.5 million as compared to $233.1 million of sales in the prior year period. Sales for the current quarter included the operations of a new location in Middletown, New Jersey opened November 14, 2001, which replaced an older, smaller location in the same shopping center.

Gross Profit:

Gross profit as a percent of sales increased to 25.8% of sales compared to 25.0% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.7 million in the current period versus $1.6 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, a reduction in product loss through improved shrink control and the contribution of the new Middletown location. These increases were partially offset by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 24.1% versus 23.5% in the prior year period. The increase in selling, general and administrative expenses, as a percent of sales, was due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .33%, depreciation, including depreciation on capitalized leases, increased .08% and administrative expense increased .19%. These increases were partially offset by a decrease in supply costs of .07%. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefits. The increase in administrative expense was primarily due to increases in fringe benefit costs.

Interest Expense:

Interest expense increased to $2,051,000 from $1,825,000 while interest income was $23,000 compared to $72,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in the average outstanding debt, including increased capitalized lease obligations, partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,203,000 in the current year period as compared to $1,044,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the thirteen weeks ended August 3, 2002 were $7,790,000 as compared to $6,963,000 in the prior year period. Net income per common share on a diluted basis was $1.15 in the current period compared to $.94 in the prior year period. Per share calculations are based on a weighted average basis of 1,042,571 shares outstanding in the current year period and 1,115,413 shares outstanding in the prior year period.

Results of Operations      (39 weeks ended August 3, 2002 compared to 39
                            weeks ended July 28, 2001)


Sales:

Same store sales from the twenty one stores in operation in both periods increased 2.5%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings.

Sales for the stores in operation for the current thirty nine week period totaled $728.8 million as compared to $695.6 million of sales from the stores operated in the prior year period. Sales for the current thirty nine week period included the operations of one new location opened in Middletown, New Jersey in November 2001 which replaced an older, smaller store in the same shopping center.

Gross profit:

Gross profit as a percent of sales increased to 25.3% of sales compared to 24.7% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $5.0 million compared to $4.6 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix, the contribution of the new location and a reduction in product loss through improved shrink control. These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 23.9% versus 23.1% in the prior year period. The increase in selling, general and administrative expense, as a percent of sales, was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .67%, depreciation, including depreciation on capitalized leases, increased .08% and administrative expense increased .14%. These increases were partially offset by decreases in occupancy expense of .12%. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefits. The increase in administrative expense was primarily due to increases in fringe benefit costs.

Interest Expense:

Interest expense increased to $6,038,000 from $5,815,000 while interest income was $94,000 compared to $225,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $2,653,000 in the current year period. This compares to $3,175,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $21,196,000 as compared to $20,790,000 in the prior year period. Net income per common share on a diluted basis was $2.43 in the current period compared to $2.84 in the prior year period. Per share calculations are based on a weighted average basis of 1,092,395 shares outstanding in the current year period and 1,116,664 shares outstanding in the prior year period.

                                      PART II


                               OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibits:

                       Exhibit (99.1) - Certification of Chief Executive Officer

                       Exhibit (99.2) - Certification of Chief Financial Officer


                 (b)  Reports on Form 8-K

                      May 17, 2002 - Foodarama Supermarkets, Inc. issued a press release stating that, in a separate press release, Wakefern reported that it had entered into an agreement with Big V Supermarkets, Inc. ("Big V") and its creditors to amend the terms under which Wakefern will purchase Big
                      V. A press release dated May 7, 2002 was filed as an exhibit.

                      July 30, 2002 - Foodarama Supermarkets, Inc. issued a press release stating that, in a separate press release, Wakefern reported that it had closed on its purchase of Big V on July 12, 2002. A press release dated July 26, 2002 was filed as an exhibit.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS, INC.
                                                            (Registrant)


Date:   September 17, 2002                           /S/ MICHAEL SHAPIRO
                                                     ---------------------------
                                                           (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President
                                                    Chief Financial Officer


Date:   September 17, 2002                           /S/ THOMAS H. FLYNN
                                                    ---------------------------
                                                           (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer

Exhibit 99.1






                                  CERTIFICATION

          I, Joseph J. Saker, Sr., certify that:


1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended August 3, 2002 of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.


Date: September 17, 2002


                                              /S/ JOSEPH J. SAKER, SR.
                                            ------------------------------------
                                                   (Signature)
                                            Joseph J. Saker, Sr.
                                            Chairman and Chief Executive Officer

Exhibit 99.2




                                  CERTIFICATION

          I, Michael Shapiro, certify that:


1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended August 3, 2002 of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.



Date: September 17, 2002


                                                  /S/  MICHAEL SHAPIRO
                                                -------------------------------
                                                       (Signature)
                                                Michael Shapiro
                                                Senior Vice President and Chief
                                                Financial Officer