Form 10-K
period 2002-11-02
FOODARAMA SUPERMARKETS INC
filed 2003-01-30
CIK 37914

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-K
                      Annual Report pursuant to Section 13 or 15(d) of
                            The Securities Exchange Act of 1934

For the fiscal year ended                             Commission file number
November 2, 2002                                       1-5745
                                FOODARAMA SUPERMARKETS, INC.
                   (Exact name of Registrant as specified in its charter)

        New Jersey                                            21-0717108
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                          (Address of principal executive offices)

Registrant's telephone number, including area code:        (732) 462-4700

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $16,382,000. Computation is based on the closing sales price of $47.25 per share of such stock on the American Stock Exchange on May 4, 2002, the last business day of the Registrant's most recently completed second quarter.

       Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes____   No __x__
      As of January 10, 2003, the number of shares outstanding of Registrant's Common Stock was 986,867
..
DOCUMENTS INCORPORATED BY REFERENCE
None

                                           PART I


Disclosure Concerning Forward-Looking Statements

All statements,  other than statements of historical fact, included in this
Form 10-K, including without limitation the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators and warehouse club stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

Item 1.       Business

General

Foodarama Supermarkets, Inc., a New Jersey corporation formed in 1958, operates a chain of twenty-three supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern, the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name. The Company operates in one industry segment, the retail sale of food and non-food products, primarily in the Central New Jersey region.

The Company has incorporated the concept of "World Class" supermarkets into its operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. We have also introduced many of these features into our conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, nineteen of our stores are "World Class", two are "Mini-World Class" and two are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:

                                               Fiscal Year Ended
                                   Nov. 2,   Nov. 3,     Oct 28, Oct 30, Oct 31,
                                     2002     2001**        2000   1999    1998

Average annual sales per store
(in millions)* ..................    $43.8      $43.0      $40.5   $37.1   $35.3

Same store sales increase
from prior year .................     1.56%      3.77%      4.24%  6.28%   4.45%

Total store area in square feet
(in thousands) ....................  1,340      1,301      1,294  1,195   1,195

Total store selling area in square
feet (in thousands) ...............  1,001        973        966    895     895

Average total square feet per store
(in thousands) ....................     61         59         59     57      57

Average square feet of selling area
per store (in thousands) ..........     46         44         44     43      43

Annual sales per square foot of
selling area* .....................   $962       $973       $923   $870    $832

Number of stores:
  Stores remodeled (over $500,000)       0          2          2      1       1
  New stores opened ..............       0          0          1      0       1
  Stores replaced/expanded .......       1          1          1      0       2
  Stores closed/divested .........       1          0          1      0       1
  Number of stores by size
  (total store area):
  30,000 to 39,999 sq.ft ..........      2          3          3      4       4
  40,000 to 49,999 sq.ft ..........      3          3          3      3       3
  Greater than 50,000 sq.ft .......     17         16         16     14      14
Total stores open at period end***      22         22         22     21      21


 *  Sales for stores open less than 52 weeks have been annualized.

** Calculated on a 53 week basis. A like 52 week comparison would be $42.1 million in average annual sales per store and $953 in annual sales per square foot of selling area.

*** The Company began operating a twenty-third supermarket on January 8, 2003.

Store Expansion and Remodeling

     We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

     In fiscal year 2002, a replacement store in Middletown, New Jersey was opened. Additionally, after fiscal year end, a replacement store in Woodbridge, New Jersey was opened on December 4, 2002 and on January 8, 2003 a new location was opened in Ewing, New Jersey. Over the next three years the Company plans to open three replacement and four new stores and expand three existing locations as well as build a new state of the art bakery commissary. Construction has started on one replacement store, the expansion of two locations, a new store and the bakery commissary. All of these stores are in Central New Jersey and will be "World Class" operations.

Technology

     Automation and computerization are important to the Company's operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. The hardware for the point of sale ("POS") systems was replaced in our stores in fiscal 1999 and 2000. This POS upgrade brought all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. During fiscal 2002 automated checkout systems were installed in two locations. These systems were also installed in the new Woodbridge and Ewing, New Jersey stores in the first quarter of fiscal 2003. This system will provide improved customer service, especially during peak volume periods, and labor scheduling benefits to the Company. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999. A frame relay communications network is being used for high speed transmission and collection of data. This system replaced slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. During fiscal 2002 the infrastructure for improved wireless communications was installed in all of our stores and ISDN circuits were installed which serve as a back up system for the frame relay. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus, ShopRite's preferred customer program, and the ShopRite co-branded credit card. By presenting the scannable Price Plus card or the ShopRite co-branded card, customers can be given electronic discounts, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card.

     We are also using other in-store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout and produce department personnel. Modules for other departments are currently being developed.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions. Communication among the Company's stores, our executive offices and Wakefern has been improved with the installation of Lotus Notes.

Industry Segment and Principal Products

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                Fiscal Year Ended

Product Categories                     11/02/02     11/03/01   10/28/00

Groceries                                 38.1%       39.1%       39.3%
Dairy & Frozen                            16.4        16.5        16.5
Meats, Seafood & Poultry                  10.1        10.2        10.5
Non-Foods                                 10.1        10.3        10.4
Produce                                    9.3         8.8         8.6
Appetizers & Prepared Foods                6.7         6.4         6.4
Pharmacy                                   5.4         4.9         4.5
Bakery                                     2.1         2.0         2.0
Liquor, Floral & Garden Centers            1.8         1.8         1.8
                                         ------      ------      ------
                                         100.0%      100.0%      100.0%

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Company owns a 15.6% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker, Richard J. Saker and Thomas A. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its 38 shareholder members operate approximately 203 supermarkets of which Wakefern owns and operates 51 locations. Products bearing the ShopRite label accounted for approximately 18% of the Company's total sales for the fiscal year ended November 2, 2002. Wakefern maintains warehouses in Elizabeth, South Brunswick and Woodbridge, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. The Company's participation percentage was 12.2% for fiscal 2002. See Note 4 of Notes to Consolidated Financial Statements.

Although Wakefern has a significant in house professional staff, it operates as a member cooperative and senior executives of the Company spend a substantial amount of their time working on Wakefern committees overseeing and directing Wakefern purchasing, merchandising and various other programs.

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name "ShopRite", we do not believe that the ownership of or rights in patents, trademarks, licenses, franchises and concessions is material to our business. The locations at which we may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of the Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $550,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $11,805,000 as of November 2, 2002 and November 3, 2001. We also have an investment in another company affiliated with Wakefern which was $953,000 as of November 2, 2002 and November 3, 2001. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week period ended November 2, 2002. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores and, in any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

The loss of, or material change in, our relationship with Wakefern (neither of which is considered likely) could have a significant adverse impact on the Company's business. The failure of Wakefern to fulfill its obligations or another member's insolvency or withdrawal from Wakefern could result in additional costs to the remaining members. On November 22, 2000 Big V Supermarkets, Inc. ("Big V"), a member of Wakefern, similar in sales volume to the Company, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and indicated its intent to depart from Wakefern. Big V was unsuccessful in its challenge to provisions in its agreements with Wakefern which require, among other things, withdrawing members to make a payment to Wakefern to make up for the resulting loss of volume to the cooperative. On July 12, 2002 Wakefern reported that it had closed on its purchase of substantially all of the assets of Big V for approximately $185 million in cash and assumed liabilities. It is not possible to predict at this time what effect the operation of Big V stores by Wakefern will have on the Company.

We also purchase products and items sold in our supermarkets from a variety of sources other than Wakefern. Neither the Company nor, to the best of our knowledge, Wakefern has experienced or anticipates experiencing any unique material difficulties in procuring products and items in adequate quantities.

Competition

The supermarket business is highly competitive. The Company competes directly with a number of national and regional chains, including A&P, Pathmark, Wegmans, Acme, Stop & Shop and Foodtown, as well as various local chains, other ShopRite members and numerous single-unit stores. We also compete with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores.

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

Over the last two years many changes took place in our marketplace. Pathmark, one of our principal competitors, completed a reorganization, exiting Chapter 11 in September 2000. This restructuring of Pathmark is reported to have eliminated almost one billion dollars of debt which was converted to common stock. Edwards, another formidable competitor, has changed its name and format to Stop & Shop, an affiliated company. Grand Union filed for bankruptcy under Chapter 11 and sold almost all of its stores. Many of the Grand Union locations in our trading area are now operating as Stop & Shop and Pathmark. The impact of these changes has strengthened competition in our already highly competitive marketplace.

Regulatory and Environmental Matters

Our stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and local regulations which regulate the discharge of materials into the environment or otherwise protect the environment, establish occupational safety and health standards and cover other matters, including the licensing of the Company's pharmacies and two liquor stores. Additionally, as a company with publicly traded securities, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 signed into law on July 30, 2002. We believe our operations are in compliance with such existing regulations and are of the opinion that compliance with the regulations has not had and will not have any material adverse effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2002, the Company employed approximately 6,400 persons, of whom approximately 5,850 are covered by collective bargaining agreements. 76% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. The Company is a party to seven collective bargaining agreements expiring on various dates from April 2003 to August 2006. The bargaining agreement with the United Food and Commercial Workers Local 1360 expired in February 2002 and has been renegotiated. The new contract expires February 2006.

By  virtue  of  the  nature  of  the  Company's   supermarket   operations,
information  concerning  backlog,  seasonality,   major  customers,   government
contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties
The Companys twenty-three supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 20 of the Company's 23 existing supermarkets expire on various dates from 2003 through 2028. We are leasing one location, which will be replaced, on a month to month basis. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern, one lease expiring in 2003 and the one month to month lease, all leases contain renewal options ranging from 5 to 25 years. Eight leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in one of the eight locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Five additional leases have been signed for supermarket locations, two of which will be replacements for existing stores and three for new locations. Additionally, two new leases have been signed for existing locations which will be expanded and remodeled and a lease has been executed for a new bakery commissary. The terms of the supermarket leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to a lease covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey. The Company also leases 57,000 square feet of space used for its existing bakery operations and storage in Howell, New Jersey, and 50,000 square feet of space used for storage in Lakewood, New Jersey. Upon the completion of the new bakery facility under construction, the Company anticipates that the existing bakery facility will be used for storage. The Company owns meat and prepared foods processing facilities in Linden, New Jersey, which is the only real property owned by us. In addition, we are a party to an additional three leases for locations where we no longer conduct supermarket operations; two of these locations have been sublet to non-affiliated persons. In most instances these stores have been sublet at terms at least substantially equivalent to the Company's obligations under its prime lease. See Notes 10 and 14 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

On March 27, 2002, Melvin Jules Bukiet, on behalf of himself and acting as trustee for the benefit of minors Madeline Bukiet, Miles Bukiet and Louisa Bukiet (together, the "Plaintiffs"), commenced a shareholders derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J. Saker, Charles T. Parton, Albert
A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. This lawsuit, which was filed in the Superior Court of New Jersey, Middlesex County, Chancery Division (the "Court"), alleges that the Defendants have breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002.

The parties to the litigation have tentatively agreed on a settlement proposal, subject to, among other things, approval by the Court and by the Company's director and officer liability insurance carrier. Pursuant to the terms of the proposed settlement, 1) the Company's five-year classified board will be eliminated and the Defendants will agree not to submit any proposal to the shareholders of the Company in connection with the implementation of a classified board for five years from the date of final approval of the settlement; 2) the 2001 Plan will be amended so that the maximum number of shares that can be awarded to any individual thereunder shall be 50,000; and 3) the 2001 Plan will be amended to require that the exercise price of any options or other stock based compensation granted thereunder, following the date of final approval of the settlement, shall be equal to the closing market price of the Company's stock on the date of grant. In addition, Joseph J. Saker, Chairman and Chief Executive Officer of the Company, will return to the Company 10,000 stock options previously awarded to him under the 2001 Plan. The Plaintiffs have also informed the Defendants that they intend to seek an award of attorneys fees, however, it is not possible to predict the amount of the fees that may be awarded.

Additionally, in the ordinary course of our business, we are party to various legal actions not covered by insurance. Although a possible range of loss cannot be estimated, it is the opinion of management, that settlement or resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                          Part II

Item 5. Market for Registrants Common Stock and Related Security Holder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended November 3, 2001 and November 2, 2002.


     Fiscal Quarter Ended                 High              Low

      January 27, 2001                    21.25             15.13
      April 28, 2001                      20.00             17.00
      July 28, 2001                       35.25             18.50
      November 3, 2001                    42.00             34.35

      February 2, 2002                    43.00             35.75
      May 4, 2002                         47.50             34.50
      August 3, 2002                      47.25             36.90
      November 2, 2002                    35.75             22.55

      (b) The approximate number of record holders of the Companys Common Stock was 320 as of January 10, 2003. In addition, the Company believes that as of that date there were approximately 338 beneficial owners.

      (c) No dividends have been declared or paid with respect to the Companys Common Stock since October 1979. We are prohibited from paying dividends on our Common Stock by the Third Amended and Restated Revolving Credit and Term Loan Agreement between the Company and four financial institutions. See Management's Discussion and Analysis-Financial Condition and Liquidity. The Company has no intention of paying dividends on its Common Stock in the foreseeable future.

      (d) On June 8, 2001 the Company announced the commencement of a stock repurchase program whereby we would seek to repurchase shares of our Common Stock having a value of up to $3 million. This program was increased to $5.6 million in April 2002. For the year ended November 2, 2002, the Company repurchased a total of 102,853 shares of Common Stock. 101,553 of these shares were purchased in privately negotiated transactions and the remaining 1,300 shares were acquired in open market transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman, and were purchased for an average of $39.52 per share. $4,523,670, or an average of $43.98 per share, was expended for the purchase of the 102,853 shares. Since the announcement of the stock repurchase program in June 2001, the Company has repurchased 131,923 shares for $5,591,597 or an average of $42.39 per share. See Management's Discussion and Analysis-Financial Condition and Liquidity.

Item 6.  Selected Financial Data

The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                         Year Ended


                   November 2,  November 3,  October 28, October 30, October 31,
                    2002 (1)     2001 (2)      2000 (3)     1999       1998 (4)
                            (Dollars in thousands, except per share amounts)

Income statement
data:
Sales               $963,611      $945,301    $866,363    $778,726     $687,974

Net income          $  3,240      $  3,938    $  2,382    $  1,945        1,780

Net income per
common share:
       Basic        $   3.16      $   3.54    $   2.13    $   1.74     $   1.59
Diluted             $   3.01      $   3.50    $   2.13    $   1.74     $   1.59
Cash dividends
per common share           -             -           -           -            -

Balance sheet data
(at year end):
Working capital
(deficit)           $   (590)     $ (6,907)   $ (1,215)   $  2,507       (2,725)

Total assets        $219,389      $194,526    $191,185    $156,186     $149,567

Long-term debt
(excluding current
 portion)           $100,037      $ 75,553    $ 82,241    $ 59,604     $ 50,656

Common share-
holders' equity (5) $ 36,625      $ 38,493    $ 37,422    $ 35,040     $ 33,014

Book value per
common share        $  37.13      $  35.37    $  33.49    $  31.36     $  29.55

Tangible book value
per common share    $  34.31      $  32.49    $  30.37    $  27.93     $  25.47



(1) The Company opened one replacement location in November 2001. See Management's Discussion and Analysis - Results of Operations - Sales.

(2)   53 week period.

(3) The Company opened one new and one replacement location in February and April 2000, respectively. See Management's Discussion and Analysis - Results of Operations - Sales.

(4) The Company opened one replacement and one new location in February and August 1998, respectively.

(5) The Company repurchased shares of its Common Stock in fiscal 2001 and 2002. See Item 5. - Market for Registrant's Common Stock and Related Security Holder Matters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Goodwill

Goodwill is amortized on a straight-line basis over periods from 15 to 36 years. The carrying amount of goodwill is reviewed whenever events or changes in circumstances indicate that it may not be recoverable. We use an estimate of the future undiscounted net cash flows of the acquired business over the remaining life of the asset in measuring whether the assets are recoverable. Where such estimate of the future undiscounted cash flows is less than the carrying amount of goodwill, a potential impairment exists.

We are required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" beginning November 3, 2002. This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment. If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

The discontinuance of goodwill amortization is not expected to have a significant effect on our future results of operations. We have not completed a transitional impairment test, as required by SFAS No. 142.

Patronage Dividends

As a stockholder of Wakefern, the Company earns a share of Wakefern's earnings, which is distributed as a "patronage dividend". This dividend is based on a distribution of Wakefern's operating profits for its fiscal year, which ends the Saturday closest to September 30, in proportion to the dollar volume of business done by each member of Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of goods sold. The Company accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of the Company's share of this annual dividend based on the Company's estimated proportional share of the dollar volume of business transacted with Wakefern that year. These estimates are based on both historical patronage dividend percentages and the current volume of merchandise purchased from Wakefern.

Workers' Compensation Insurance

From June 1, 1991 to May 31, 1997 we maintained workers' compensation insurance with various carriers on a retrospective basis where claims within certain limits remain the responsibility of the Company. We have established reserve amounts based upon our evaluation of the status of claims still open as of November 2, 2002 and loss development factors used by the insurance industry. As of November 2, 2002, the worker's compensation reserve totaled approximately $663,000. Such reserve amount is only an estimate and there can be no assurance that our eventual workers' compensation obligations will not exceed the amount of the reserve. However, we believe that any difference between the amount recorded for our estimated liability and the costs of settling the actual claims would not be material to the results of operations.

FINANCIAL CONDITION AND LIQUIDITY

As of September 26, 2002 the Company and its lenders entered into The Third Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Credit Agreement"). The Credit Agreement is secured by substantially all of the Company's assets and increased the total lending commitment to $80,000,000,
including  a  revolving  credit  facility  (the  "Revolving   Note")  of  up  to
$35,000,000, a term loan (the "Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The
outstanding   balances  on  the  prior  term  loan   ($5,000,000)   and  capital
expenditures facility ($10,652,662) were incorporated into the Term Loan. The Credit Agreement will mature December 31, 2007. The Term Loan is to be paid in quarterly principal payments of $1,250,000 commencing January 1, 2003. The Capex Facility provides for the payment of interest only on its outstanding balance, an unused facility fee of .75% until December 31, 2004 and fixed quarterly principal payments thereafter based on a seven year amortization schedule with a balloon payment due December 31, 2007. Interest rates float on the revolving credit facility, Term Loan and Capex Facility at the Base Rate (defined below) plus 1.50%, 2.00% and 2.00%, respectfully. The Base Rate is the rate which is the greater of (i) the bank prime loan rate as published by the Board of Governors of the Federal Reserve System, or (ii) the Federal Funds rate, plus ..50%. Additionally, the Company has the ability to use the London Interbank Offered Rate ("LIBOR") plus 3.25% to determine the interest rate on the revolving credit facility and LIBOR plus 3.75% to determine the interest rate on the Term Loan and Capex Facility. Other terms and conditions under the Credit Agreement, including (a) the amount of permitted additional new indebtedness;
(b) the amount of permitted capitalized lease obligations; (c) the amount of capital expenditures; (d) covenant requirements and (e) certain definitions, have been modified to reflect the additional term of the Credit Agreement and the Company's financial and operational plan. Additionally, the Company is allowed to repurchase its Common Stock for an aggregate purchase price not to exceed $1,000,000, subject to certain conditions and limitations, under the Credit Agreement. For the year ended November 2, 2002, the value of the accrued benefits under the Company's pension plans exceeded the aggregate fair market value of the assets of such plans by $3,020,000, $20,000 more than the amount permitted under the Credit Agreement. This event of default was waived by the Company's lenders.

As of November 2, 2002 the Company owed $25,000,000 on the Term Loan and had not borrowed under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of November 2, 2002:
                                                          Actual
Financial                Credit                       (As defined in the
Covenant                 Agreement                     Credit Agreement)
---------                ---------                    -------------------
Adjusted EBITDA (1)      Greater than $16,500,000         $  20,890,000
Leverage Ratio  (1)      Less than 3.20 to 1.00            2.12 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.10 to 1.00         1.94 to 1.00
Adjusted Capex (2)       Less than $7,800,000  (3)        $   5,210,000 (4)
Store Project Capex      Less than $24,000,000 (3)        $  15,809,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3)   Represents limitations on capital expenditures for fiscal 2002.

(4)   Represents capital expenditures for fiscal 2002.

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

Working Capital:

At November 2, 2002, November 3, 2001 and October 28, 2000, the Company had working capital deficiencies of $590,000, $6,907,000 and $1,215,000, respectively. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents. Working Capital improved in fiscal 2002 primarily as the result of the increase in receivables and other current assets. This increase relates primarily to receivables due from landlords for construction allowances for the Woodbridge and Ewing, New Jersey locations. A portion of these receivables is currently in dispute as a result of litigation with the landlord over the correct commencement date of the lease for the new Woodbridge location. The Company denies the landlord's allegations, and the amount and timing of collection of the construction allowances will depend upon the outcome of the litigation. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital. The balance of accounts receivables consist primarily of returned checks due the Company, coupon receivables, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted.

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

Working capital ratios were as follows:

      November 2, 2002         .99 to 1.00
      November 3, 2001         .90 to 1.00
      October 28, 2000         .98 to 1.00

Cash flows (in millions) were as follows:
                                           2002        2001       2000

From operations.....................      $15.5        $24.2      $15.5
Investing activities................      (26.0)       (16.9)     (15.2)
Financing activities................       10.6        ( 7.1)     (  .4)
                                          ------       ------     ------
Totals                                    $  .1        $  .2      $( .1)
                                          ======       ======     ======
Fiscal 2002 capital expenditures totaled $21,019,000 with depreciation of $14,175,000 compared to $17,047,000 and $12,840,000, respectively for fiscal 2001 and $16,750,000 and $11,524,000, respectively for fiscal 2000. The increase in depreciation in fiscal 2002 was the result of the purchase of equipment and leasehold improvements, as well as the capitalized real estate lease, for the Middletown store opened in November 2001 and a full year of depreciation for the three locations remodeled in fiscal 2001. The increase in depreciation in fiscal 2001 was the result of the purchase of equipment and leasehold improvements for the three locations remodeled during fiscal 2001 and a full year of depreciation for the locations opened in fiscal 2000. The increase in depreciation in fiscal 2000 was the result of the purchase of equipment and leasehold improvements for the two new locations as well as two additional real estate capitalized leases. Capital expenditures increased in fiscal 2002, fiscal 2001 and fiscal 2000 as the result of the purchase of equipment and leasehold improvements for the locations opened in December 2002 and January 2003, projects currently in process for a new store, the expansion and remodeling of an existing location and the new bakery commissary, the new store opened in fiscal 2001, locations remodeled in fiscal 2001 and the two locations opened in fiscal 2000.

In  fiscal  2002   long-term  debt   increased   $26,220,000   due  to  the
capitalization of a real estate lease for the location opened in the year and an increase in borrowings under the Credit Agreement. These increases were partially offset by cash generated by operations used to pay down existing debt.

In fiscal 2001 net long-term debt decreased $5,959,000 as the result of payments made to reduce the balances outstanding under existing debt. The source of these payments was cash generated by operations and an increase in the revolving credit facility of $929,000.

In  fiscal  2000   long-term  debt   increased   $25,499,000   due  to  the
capitalization of real estate leases for the two locations opened in the year, the financing of POS hardware and equipment for two new locations and the restructuring of borrowings under the then Credit Agreement. These increases were partially offset by cash generated by operations used to pay down a portion of the balances outstanding under the revolving credit facility and other existing debt.

For the year ended November 2, 2002, the Company repurchased a total of 102,853 shares of Common Stock. 101,553 of these shares were purchased in privately negotiated transactions and the remaining 1,300 shares were acquired in open market transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman, and were purchased for an average of $39.52 per share. $4,523,670, or an average of $43.98 per share, was expended for the purchase of the 102,853 shares. Since the announcement of the stock repurchase program in June 2001, the Company has repurchased 131,923 shares for $5,591,597 or an average of $42.39 per share.

During the year ended November 3, 2001, the Company repurchased a total of 29,070 shares of Common Stock. 25,070 of these shares were purchased in privately negotiated transactions. 7,000 of these shares were owned by the Estate of Mary Saker, of which the Company's Chairman, Joseph J. Saker, is a co-executor, and 18,000 shares were owned by certain members of Mr. Saker's family. $1,067,927, or an average of $36.74 per share, was expended for the purchase of the 29,070 shares.

At November 2, 2002, the Company had $10,000,000 of available credit, under its revolving credit facility. The Company has capital commitments (net of landlord contributions) of $15,443,000 for equipment and $5,268,000 for leasehold improvements related to the four stores (two of which have subsequently opened) under construction as of November 2, 2002. The Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2003.

During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Taxpayers would pay an Alternative Minimum Assessment ("AMA"), which would be based upon either New Jersey gross receipts or New Jersey gross profits, if the AMA exceeds the tax based on net income. The Company is evaluating the impact that this legislation will have on its results of operation, financial position and cash flow for fiscal 2003.

RESULTS OF OPERATIONS

Sales:
The Company's sales were $963.6 million, $945.3 million and $866.4 million, respectively in fiscal 2002, 2001 and 2000. This represents an increase of 1.9 percent in 2002 and an increase of 9.1 percent in 2001. These changes in sales levels were the result of the opening of a replacement store in November 2001, the full year of operations in fiscal 2001 of two locations opened in February and April 2000 and the 53rd week in fiscal 2001. The locations opened in November 2001 and April 2000 replaced smaller, older stores. Comparable store sales increased 1.6% in fiscal 2002 and 3.8% in fiscal 2001. Comparable store sales in fiscal 2002 were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings.

Comparable store sales in the fourth quarter of fiscal 2002 decreased 1.3% when compared to the fourth quarter of fiscal 2001 on a comparable 13 week basis. This decrease was primarily due to a softening in the economy, the effect of competitive store openings and the impact of deflation in certain product categories.

Gross Profit:
Gross profit totaled $245.1 million in fiscal 2002 compared to $234.2 million in fiscal 2001 and $208.9 million in fiscal 2000. Gross profit as a percent of sales was 25.4% in fiscal 2002, 24.8% in fiscal 2001 and 24.1% in fiscal 2000.

The increase in fiscal 2002 of gross profit as a percentage of sales was primarily due to improved product mix, the contribution of the new location in Middletown, New Jersey, more efficient commissary operations, an increase in patronage dividends from Wakefern and a reduction in product loss through improved shrink control. These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings.

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

Patronage dividends applied as a reduction of the cost of merchandise sold were $7,124,000, $6,515,000 and $5,903,000 for the last three fiscal years. This translates to .74%, .69% and .68% of sales for the respective periods.

                                           Fiscal Years Ended
                                    11/02/02   11/03/01     10/28/00
                                             (in millions)
Sales........................       $963.6        $945.3     $866.4
Gross profit.................        245.1         234.2      208.9
Gross profit percentage......         25.4%         24.8%      24.1%
Selling, General and Administrative Expenses:

Fiscal 2002 selling, general and administrative expenses totaled $231.7 million compared to $220.3 million in fiscal 2001 and $198.2 million in fiscal 2000.
                                           Fiscal Years Ended
                                     11/02/02      11/03/01   10/28/00
                                             (in millions)
Sales........................          $963.6        $945.3     $866.4
Selling, General and
Administrative Expenses......           231.7         220.3      198.2
Percent of Sales.............            24.0%         23.3%      22.9%

Selling, general and administrative expenses increased as a percent of sales when comparing fiscal 2002 to fiscal 2001. Increases in labor and related fringe benefits, depreciation, other store expenses, which include Wakefern support services and debit/credit card and bank service fees, administration expense and pre-opening costs were partially offset by decreases in occupancy and selling expense. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefit costs. Depreciation expense increased as the result of the purchase of equipment and leasehold improvements, as well as the capitalized real estate lease, for the Middletown store opened in November 2001 and a full year of depreciation for the three locations remodeled in fiscal 2001. Other store expenses increased as the result of increases in debit/credit card fees and the increased utilization of the cards by our customers. Administration expense increased primarily due to increases in fringe benefit costs. Pre-opening costs are related to the new Middletown store opened in November 2001. Occupancy decreased due to the accounting for the new Middletown store's lease as a capitalized lease. Under this method the costs of the lease are expensed as depreciation and interest. Formally, the old Middletown store's lease was an operating lease and the costs of the lease were expensed as rent. Selling expense declined as the result of changes in certain promotional programs. As a percentage of sales, labor and related fringe benefits increased .67%, depreciation increased .09%, other store expenses increased .05%, administration increased .09% and pre-opening costs increased .02%. These increases were partially offset by decreases in occupancy of .09% and selling expense of .04%. Pre-opening costs were $246,000 in fiscal 2002.

Selling, general and  administrative  expenses  increased  as a percent of sales when comparing fiscal 2001 to fiscal 2000. Increases in labor and related fringe benefits, administrative expense, occupancy, depreciation, other store expenses, which include Wakefern support services and debit/credit card fees, and a decrease in miscellaneous income were partially offset by decreases in advertising, pre-opening costs and reserve for closed store expense. The increase in labor and related fringe benefits was the result of additional personnel for all of fiscal 2001 for the two new stores opened during fiscal
2000 and increased sales in service intensive departments. Administrative expense increased as the result of increases in employee incentive programs and the charges related to the stock incentive plan. Occupancy increased due to increased costs for CAM, real estate taxes and sanitation. Depreciation expense increased due to a full year of depreciation for the equipment, leasehold improvements and the capitalized leases for the two stores opened in fiscal 2000 and additional depreciation related to the three stores remodeled in fiscal 2001. Other store expenses increased due to increases in charges for certain Wakefern programs. Miscellaneous income decreased due to a lack of income from the sale of recycled cardboard. Selling expense increased in dollars but declined as a percentage of sales. Pre-opening costs in fiscal 2001 related to the new Middletown store which did not open until November 14, 2001 while two stores were opened in fiscal 2000. The decrease in the reserve for closed store expense relates primarily to the expensing in fiscal 2000 of anticipated expenses for a location closed in April 2000 when the new Wall Township store opened. As a percentage of sales, labor and related fringe benefits increased
..30%,   administrative   expense  increased  .21%,   occupancy  increased  .06%,
depreciation   increased   .05%,   other  store  expenses   increased  .05%  and
miscellaneous income decreased .08%. These increases were partially offset by decreases in selling expense of .05%, pre-opening costs of .09% and reserve for closed store expense of .16%. Pre-opening costs were $114,000 in fiscal 2001.

Amortization expense decreased in fiscal 2002 to $463,000 compared to $576,000 in fiscal 2001 and $679,000 in fiscal 2000. The decrease in fiscal 2002, as compared to fiscal 2001, was the result of decreased amortization of deferred escalation rents partially offset by increased amortization of deferred financing costs. The decrease in fiscal 2001, as compared to fiscal 2000, was also the result of decreased amortization of deferred escalation rents partially offset by increased amortization of deferred financing costs. See Note 1 of Notes to Consolidated Financial Statements -Intangibles and Deferred Financing Costs.

Interest Expense:
Interest expense totaled $8.2 million in fiscal 2002 compared to $7.6 million in fiscal 2001 and $7.1 million in fiscal 2000. The increase in fiscal 2002, as compared to fiscal 2001, was due to an increase in average outstanding debt, including capitalized lease obligations partially offset by a decrease in the average interest rate paid on debt. The increase in fiscal 2001, as compared to fiscal 2000, was due to an increase in the average outstanding debt in fiscal 2001, including capitalized lease obligations, partially offset by a decrease in the average interest rate paid on the debt.

Income Taxes:
The Company recorded a tax provision of $2.2 million in fiscal 2002, $2.6 million in fiscal 2001 and $1.6 million in fiscal 2000. See Note 13 of Notes to Consolidated Financial Statements.

Net Income:
The Company had net income of $3,240,000 or $3.01 per diluted share in fiscal 2002 compared to net income of $3,938,000 or $3.50 per diluted share in fiscal 2001. EBITDA for fiscal 2002 were $28,076,000 as compared to $27,342,000 in fiscal 2001.

Fiscal 2000 resulted in net income of $2,382,000 or $2.13 per diluted share. EBITDA for fiscal 2000 were $22,914,000.

Weighted average diluted shares outstanding were 1,076,030 for fiscal 2002, 1,124,192 for fiscal 2001 and 1,117,290 for fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations. The Company plans to adopt SFAS 142 in the first quarter of fiscal year 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002, with early application encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

Effective November 4, 2001 the Company adopted Statement Of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. There was no significant impact from the adoption of SFAS 144 in fiscal year 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The Company plans to adopt SFAS 145 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The Company plans to adopt SFAS 146 in the first quarter of fiscal year 2003 and is in the process of evaluating the impact of the adoption on our financial statements.

Effective November 4, 2001, the Company adopted the Emerging Issues Task Force Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-09 codifies and reconciles the consensuses on all or specific issues of EITF 00-14, "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The adoption of EITF 01-09 did not have an impact on the Company's financial position or results of operations.

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

See Consolidated Financial Statements and Schedules included in Part IV, Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                          Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

The directors of the Company are as set forth below:
                                                                      Year First
                                                                       Elected a
             Name and Age                 Principal Occupation         Diector
--------------------------------------------------------------------------------
Joseph J. Saker    (73)      Chairman of the Board of the Company        1958
Richard J. Saker   (51)      President and Secretary of the Company      1987
Charles T. Parton  (61)      Chairman of the Board - Two River           1995
                                Community Bank, a commercial bank
Albert A. Zager    (54)      Member - Carton, Arvanitis, McGreevy,       1995
                                Argeris, Zager & Aikins, L.L.C.,
                                Attorneys at Law
Robert H. Hutchins (51)      President and Managing Director -           2001
                                Hutchins, Farrell, Meyer & Allison,
                                P.A., Certified Public Accountants

Mr. Joseph J. Saker has served as President of the Company since its incorporation in 1958 until October 3, 2000 and as Chairman since 1971. In addition to his responsibilities with the Company, he is active in other community affairs.

Mr. Richard J. Saker, a graduate of St. Joseph's  University,  has been employed by the Company since 1969 and served as Senior Vice President-Operations from 1984 until 1995, at which time he assumed the position of Executive Vice President-Operations. On October 3, 2000, he was elected President of the Company. He is a member of the Board of Directors of Wakefern Food Corporation and a member of its Finance Committee. Richard J. Saker is the son of Joseph J. Saker.

Mr. Parton is Chairman of the Board of Two River Community Bank (the "Bank") and has served in that position since May 1, 2000. Prior to assuming that position, he served as President and Chief Executive Officer of the Bank from February 1, 2000 to April 30, 2000. In addition, on March 1, 1999, Mr. Parton began serving and continues to serve as a managing member of TRB, LLC, a financial holding company formed in connection with the incorporation of the Bank. He formerly served as the President of Concord Science and Technology Co., Inc. from May 1997 until February 1999. He has been a financial executive, consultant and Certified Financial Planner for the last nine years and is Executive Vice President and Treasurer of The Parton Corporation. He is also a Director of Kuehne Chemical Co., Inc. (chlorine and caustic soda products).

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

Executive Officers of the Company
The executive officers of the Company are as set forth below:

Name                          Age  Capacities in Which Served
--------------------------------------------------------------------------------
Joseph J. Saker (1)            73  Chairman of the Board
Richard J. Saker (1)           51  President and Secretary
Michael Shapiro (2)            60  Senior Vice President, Chief Financial
                                      Officer and Treasurer
Emory A. Altobelli (3)         62  Senior Vice President - Corporate
                                      Subsidiaries and Services
Carl L. Montanaro (4)          61  Senior Vice President - Sales and
                                      Merchandising
Robert V. Spires (5)           49  Senior Vice President - Human Resources and
                                      Labor Relations
Joseph J. Saker, Jr. (6)       42   Senior Vice President - Marketing and
                                            Advertising

Joseph C. Troilo (7)           68  Senior Vice President - Financial
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

(6) Mr. Joseph J. Saker, Jr. has served as Senior Vice President, Marketing and Advertising since March 1, 2002. From October 2001 to February 28, 2002 he served as a Vice President of Operations. From May 1990 to September 2001, he served as a Director of Operations. Joseph J. Saker, Jr. is the son of Joseph J. Saker.

(7) Mr. Troilo has served as Senior Vice President, Financial Administration, since August 1994. From 1974 to August 1994, he served as Senior Vice President, Finance.

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

Based solely on the Company's review of the copies of such forms it has received, the Company believes that, during the fiscal year ended November 2, 2002, all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The aggregate compensation paid or accrued by the Company during the last three fiscal years ended October 28, 2000, November 3, 2001 and November 2, 2002 to the Chief Executive Officer of the Company and to the four most highly compensated executive officers (other than the Chief Executive Officer) whose compensation in salary and bonus exceeded $100,000 in the last fiscal year (the "Named Officers") is set forth in the following table:

                              Summary Compensation Table

                             Annual Compensation      All Other Compensation
                             -------------------      --------------------------
                                                                        Shares
                                                                      Underlying
                                                                        Options/
Name and Principal Position    Year  Salary  Bonus (1) SERP(2) 401(k)(3)  SARS
---------------------------    ----  ------  --------  ------  ---------  -----
Joseph J. Saker                2002 $413,200  $74,732 $150,100 $3,400
  Chairman and                 2001  395,553  122,176  128,500  3,400  50,000(4)
  Chief Executive Officer      2000  361,201   69,893  134,400  3,400
Richard J. Saker               2002 $504,250  $90,611 $523,000 $3,400
  President, Chief Operating   2001  437,118  132,188  345,000  3,400  50,000(4)
  Officer and Secretary        2000  374,475   76,742  298,000  3,400
Michael Shapiro                2002 $203,857  $28,164 $102,400 $6,150
  Senior Vice President, Chief 2001  189,351   39,430   88,400  5,421   1,000(4)
  Financial Officer and        2000  185,827   25,934   91,700  6,023
  Treasurer
Carl L. Montanaro              2002 $173,758  $22,692 $ 60,200 $6,006
  Senior Vice President,       2001  169,367   31,769   53,200  5,321   1,000(4)
  Sales and Merchandising      2000  153,106   20,896   27,400  5,608
Joseph J. Saker, Jr.           2002 $161,561  $21,920        - $5,856
 Senior Vice President,        2001  146,555   23,700        -  5,180
 Marketing and Advertising     2000  121,713   12,178        -  4,260


(1) Incentive compensation paid or accrued pursuant to the Company's Incentive Compensation Plans (the "Incentive Plans"). The Incentive Plans were adopted by the Company's Board of Directors ("Board of Directors" or "Board") for each of the fiscal years presented in the table to attract, retain and motivate non-union salaried employees by providing incentive compensation awards in cash. The Board administers the Incentive Plans, which includes designating non-union salaried employees eligible to participate in the Incentive Plans and awarding incentive compensation to the eligible employees, subject to the Company achieving certain specified levels of pre-tax profit. In administering the Incentive Plans, the Board took into account the recommendations of the Company's executive officers, except that determinations made with respect to the Company's Chief Executive Officer and Chief Operating Officer were made solely by the Company's independent directors.

(2) These amounts represent the projected annual benefit at retirement as of the end of each fiscal year for the applicable named executive officer under the Company's Supplemental Executive Retirement Plan (the "SERP"), which was approved by the Board on January 17, 1989. Amounts payable at retirement under the SERP range from 40% to 50% of the employee's highest average compensation over a five-year period less primary Social Security, pension plan benefits and 401(k) benefits and are payable until death, but for a minimum of 120 months.This Plan covers seven executive officers and other key employees and is intended to supplement the Company's retirement benefits. Such amounts are not payable until the earlier of the death, disability or retirement of the covered employee. The Company anticipates paying for benefits as they become due out ofcurrent operating income.

      The SERP provides for a pre-retirement death benefit of one-half the amount payable upon retirement, actuarially computed, payable to the employee's beneficiary over 120 months. If the employee dies after retirement, such employee's beneficiary will receive the same benefit the employee would have received if the employee had lived for 120 months. During fiscal 2002, the Company recorded $475,000 of deferred compensation expense with respect to the SERP.

(3) Represents amounts contributed by the Company under its 401(k) Plan (the "401(k) Plan"). The Company maintains a 401(k) Plan for all qualified non-union employees. Employees are eligible to participate in the 401(k) Plan after completing one year of service (1,000 hours) and attaining age
      21. Employee contributions are discretionary to a maximum of 30% of compensation but may not exceed $11,000 per year. The Company has elected to match 25% of the employee's contributions up to 6% of employee eligible compensation not exceeding $200,000. The Company may make additional discretionary contributions. These discretionary contributions amounted to 2% of eligible compensation for the three calendar years ending December 31, 2002.

(4) Represents options to purchase shares of the Company's Common Stock, granted pursuant to the Company's 2001 Stock Incentive Plan, described more particularly in Notes (1) and (2) in the table below captioned "Aggregated Option Exercises in the Fiscal Year Ended November 2, 2002 and Year-End Option Values." See Item 3. "Legal Proceedings."

Option Grants and Exercises During Fiscal Year Ended November 2, 2002.

No options were granted in the Fiscal Year Ended November 2, 2002.

Aggregated Option Exercises in the Fiscal Year Ended November 2, 2002 and Year-End Option Values:


                           Total Number of Securities       Value of Unexercised
                           Underlying Unexercised           In-the-Money Options
                           Options at November 2, 2002    at November 2, 2002(1)

--------------------------------------------------------------------------------
           Shares
           Acquired
           on        Value                                               Unexer-
Name (2)   Exercise  Realized   Exercisable  Unexercisable  Exercisable  cisable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Joseph J.
Saker         -         -        10,000        40,000        $74,000    $296,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Richard J.
Saker         -         -        10,000        40,000        $74,000    $296,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Michael
Shapiro       500     $6,575         -             500           -        $3,700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Carl L.
Montanaro     250     $5,213         250           500         $1,850     $3,700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Joseph J.
Saker, Jr.      -         -            -             -            -          -
--------------------------------------------------------------------------------

(1) This represents the difference between the closing price of the Company's Common stock on November 1, 2002, the last trading day in Fiscal 2002 ($27.00), and the exercise price of the options.

(2) All stock options were granted on August 8, 2001 (the"Grant Date") in accordance with the Company's 2001 Stock Incentive Plan ("2001 Plan").
      The stock options granted to Messrs. Joseph J. Saker and Richard J. Saker are assignable to any of their respective children or grandchildren who are employed by the Company at the store manager or higher level. The options granted to Messrs. Joseph J. Saker and Richard J. Saker, which include 10,000 shares subject to currently exercisable options, vest quarterly from the Grant Date over a five year period. All other stock options granted vest, per individual, 250 shares on the Grant Date and 250 shares on each anniversary of the Grant Date thereafter for the next three years. See Item 3. "Legal Proceedings."

Pension Plan

The  Company   maintains  a  defined  benefit  pension  plan  for  eligible employees. Full vesting occurs after five years of service. Benefits upon retirement prior to age 65 are reduced actuarially. Benefits under the plan are determined by a formula equal to .6% times the highest five consecutive year average of a participant's compensation from the commencement of employment through September 30, 1997, times the total years of service at September 30, 1997. The plan also provides for lump sum payments, which are payable under certain circumstances. The table set forth below specifies the estimated annual benefits payable upon normal retirement at age 65. Pursuant to a resolution adopted by the Board on September 24, 1997, years of service and benefit accruals for participants in the plan were frozen effective September 30, 1997. In lieu of contributions to the defined benefit pension plan for the three calendar years ended December 31, 2002, the Board has approved contributions to the 401(k) Plan in an amount equal to the sum of (a) two percent (2%) of the eligible compensation of 401(k) Plan participants; and (b) $.25 for every $1.00 contributed to the 401(k) Plan by the participants for up to 6% of the participant's eligible compensation. The Company did not make any contributions to the 401(k) Plan prior to freezing benefit accruals under the defined benefit pension plan.

                           Years of Service at September 30, 1997
Remuneration        15            20          25           30           35
------------        --            --          --           --           --
$ 100,000         $ 7,500      $10,000      $12,500      $15,000      $17,500
  125,000           9,375       12,500       15,625       18,750       21,875
  150,000          11,250       15,000       18,750       22,500       26,250
  175,000          13,125       17,500       21,875       26,250       30,625
  200,000          15,000       20,000       25,000       30,000       35,000
  225,000          16,875       22,500       28,125       33,750       39,375
  250,000          18,750       25,000       31,250       37,500       43,750
  275,000          20,625       27,500       34,375       41,250       48,125
  300,000          22,500       30,000       37,500       45,000       52,500


For purposes of vesting benefits under the Pension Plan, the Company has credited Richard J. Saker with 23 years of service; Michael Shapiro with 3 years of service; Joseph J. Saker, Jr. with 21 years of service; and Carl L. Montanaro with 35 years of service. The highest five consecutive year average, or pro-rated portion thereof, of compensation through September 30, 1997 for each of the Company's Named Officers, after giving effect to applicable limitations under the Internal Revenue Code of 1986, as amended, is as follows: Richard J. Saker - $150,000; Michael Shapiro - $150,000, Carl Montanaro - $119,000, and Joseph J. Saker, Jr. - $99,000.

Mr. Joseph J. Saker received a lump sum distribution of $403,878 in January 1995, representing the amount of his vested interest in the Pension Plan.

Directors' Compensation

All non-employee directors receive, in addition to reimbursement for their reasonable expenses associated with attendance at meetings of the Board, an annual retainer fee of $15,000 payable quarterly in advance (prior to June of 2002 the annual retainer fee was $12,000), and a participation fee of $1,000 for each meeting of the Board attended. All non-employee members of the Audit Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Audit Committee meetings, a fee of $1,000 for each Audit Committee meeting attended if held on a day other than a day on which a Board meeting is held, and a fee of $500 for each Audit Committee meeting attended if held on the same day as a meeting of the Board. All non-employee members of the Stock Option Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Stock Option Committee meetings, a fee of $500 for each Stock Option Committee meeting attended if held on a day other than a day on which a Board meeting is held.

The Company paid a total of $68,250 during the fiscal year ended November 2, 2002 to directors who are not employees of the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

For the fiscal year ended November 2, 2002, the full Board of Directors performed the functions of a board compensation committee. Executive officers who served on the Board were Mr. Joseph J. Saker, Chairman of the Board and Chief Executive Officer, and Mr. Richard J. Saker, President, Chief Operating Officer, and Secretary. The Board acted on matters of compensation for the Chief Executive Officer and the Chief Operating Officer, with each of such officers abstaining from any compensation decisions relating specifically to them.

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

In order to arrive at an appropriate level of compensation for the Company's Chief Executive Officer and Chief Operating Officer for the fiscal year ended November 2, 2002, the independent directors considered a variety of factors presented in this report. The Company's independent directors not only reviewed market compensation levels for chief executive officers and chief operating officers of similarly-sized grocery retailing organizations throughout the country, but they also considered a "management service fee" approach to this determination. The management service fee concept uses competitive data to evaluate appropriate relative compensation levels between a corporation's chief executive officer and chief operating officer in circumstances where the duties of these offices overlap. This concept more accurately recognizes the value to the Company of the shared efforts of its senior management and the importance of such efforts in achieving seamless management succession.

The Company's financial performance and other achievements during the fiscal year ended November 3, 2001 were considered by the Company's independent directors in determining compensation levels for the Company's Chief Executive Officer and Chief Operating Officer for fiscal 2002. Sales, income from operations, EBITDA and net income increased substantially in fiscal 2001 despite difficult market conditions. In addition, Foodarama stock proved to be one of the top performing securities listed on the American Stock Exchange in 2001.

In addition, during the fiscal year ended November 2, 2002, the Company's Chief Operating Officer assumed the duties and responsibilities associated with representing the Company with Wakefern, including serving as a member of the Wakefern Board of Directors. These responsibilities had previously been undertaken by the Company's Chief Executive Officer. The independent directors took this shift of responsibility into consideration when making compensation decisions. In addition, the independent directors considered the fact that both the Chief Executive Officer and Chief Operating Officer of the Company have personally guaranteed significant amounts of indebtedness owed by the Company to Wakefern.

After careful consideration of the various factors, including, among others, the facts referenced above, the independent directors determined that the base salaries for both the Chief Executive Officer and Chief Operating Officer should be increased for the fiscal year ended November 2, 2002. See "Executive Compensation - Summary Compensation Table."

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

The Company's Board is responsible for administration of the Company's 2002 Incentive Compensation Plan. Pursuant to the 2002 Incentive Compensation Plan, the Company has undertaken to pay incentive compensation to designated employees if it achieved certain adjusted pre-tax profit levels. The terms of the Company's 2002 Incentive Compensation Plan are generally consistent with the terms of incentive compensation plans adopted and approved by the Company for prior fiscal years. Pursuant to the Company's 2002 Incentive Compensation Plan, the Board awarded cash incentive compensation to certain non-union salaried employees of the Company, including Mr. Joseph J. Saker and Mr. Richard J. Saker. See "Executive Compensation - Summary Compensation Table."

The Stock Option Committee of the Board of Directors, which consists of its outside directors, administers the Company's 2001 Plan. The 2001 Plan enables the Company to grant stock-based and other forms of incentives, including stock options, stock appreciation rights, phantom stock, and restricted stock, among others. The Stock Option Committee may select from among these types of awards, and may combine different types of awards within individual grants, to establish individual grants affording long-term incentives, for the purpose of better aligning the interests of the Company's management with those of its shareholders. The Stock Option Committee did not grant any awards to the Company's key executives and directors during the fiscal year ended November 2, 2002.

Section  162(m) of the Internal  Revenue Code places a limit of  $1,000,000
(per person) on the amount of compensation that may be deducted by a public company in any year for compensation paid to each of a corporation's Named Officers. Qualifying performance based compensation is not subject to the deduction limit if certain requirements are satisfied. The grant of options to the Named Officers in 2001, under the 2001 Plan, does not qualify as performance based compensation. The exercise of these options could result in deductible compensation in excess of the limit imposed by Section 162(m). The Board of Directors may award compensation that may be non-deductible under Section 162(m) when, in the exercise of its business judgment, such award would be in the best interests of the Company. The Section 162(m) limitation has not yet had any effect upon the Company and its ability to deduct, for tax purposes, compensation paid to its Named Officers.

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

Submitted by:   Charles T. Parton
                Albert A. Zager
                Robert H. Hutchins


Performance Analysis

Set forth below is a line graph comparing the cumulative total return of the Company, the AMEX Wholesale & Retail Trade Index, the Standard & Poor's 500 Composite Stock Price Index and the AMEX Composite Index for the five years commencing November 1, 1997 and ended November 2, 2002.

                                FOODARAMA SUPERMARKETS, INC.
                                  PRICE PERFORMANCE GRAPH

[THE FOLLOWING TABLES ARE REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL]

AMEX COMPOSITE
                1997       1998        1999       2000       2001        2002
             ---        ---         ---        ---        ---         ---
               675.75     645.41      800.80     909.30     824.20      828.99
                 1.00       0.96        1.19       1.35       1.22        1.23
               100.00       95.51     118.51     134.56     121.97      122.68
INDUSTRY (AMEX)
                1997       1998        1999       2000       2001        2002
             ---        ---         ---        ---        ---         ---
               245.86     233.07      247.94     165.20   127.19      132.11
                 1.00     0.95          1.01       0.67     0.52        0.54
               100.00       94.80     100.85      67.19    51.73       53.73
FSM
                1997       1998        1999       2000       2001        2002
             ---        ---         ---        ---        ---         ---
                18.50      32.00       28.63      18.38     40.75       27.00
                 1.00       1.73        1.55       0.99      2.20        1.46
               100.00      172.97     154.73      99.32    220.27      145.95
S&P 500
                1997       1998        1999       2000       2001        2002
             ---        ---         ---        ---        ---         ---
               914.62    1098.67     1362.93    1429.40   1059.78      900.96
                 1.00       1.20        1.49       1.56      1.16        0.99
               100.00      120.12     149.02     156.28    115.87       98.51

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

     The following table shows, as of December 31, 2002, the persons known to the Company who owned directly or beneficially more than 5% of the outstanding Common Stock of the Company:


                                                        Amount
                                                  Beneficially       Percent of
Name of Beneficial Owner                                Owned          Class
------------------------                                -----          -----
Joseph J. Saker (1)(2)(3)(7)                             184,576       18.4
Saker Family Corporation (1) (4)                          85,000        8.6
Estate of Mary Saker (1)(3)                               55,798        5.7

Richard J. Saker (1)(4)(5)(7)                            194,303       19.4
Joseph J. Saker, Jr. (1)(4)(6)                           107,695       10.9
Thomas   A.   Saker    (1)(4)                            114,641       11.6
Dimensional Fund Advisors, Inc.(8)                        81,400        8.2
Arthur N. Abbey (9)                                      116,400       11.8
Trellus Management Company, LLC (10)                      51,300        5.2


(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 13,378 shares held by Joseph J. Saker's wife and 31,399 shares willed to him by Mary Saker.

(3) Mary Saker, deceased, was the mother of Joseph J. Saker. 31,399 of her shares have been willed to Joseph J. Saker.

(4) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P., a Delaware limited partnership (the "Partnership"). The Saker Family Corporation is the sole general partner (the "General Partner") of the Partnership. Richard J. Saker owns 40% of the outstanding capital stock of the General Partner, and each of Joseph J. Saker, Jr. and Thomas A. Saker owns 30% of the outstanding capital stock of the General Partner. The General Partner owns a 1% interest in the Partnership and has the sole power to sell, transfer or otherwise dispose of the shares of Foodarama Common Stock only upon the unanimous consent of all shareholders of the General Partner. On other matters not involving the sale, transfer or other disposition of such shares, the shares of Foodarama Common Stock held by the Partnership are voted as directed by the individual shareholders of the General Partner in accordance with their respective ownership interests in the General Partner. Accordingly, the General Partner votes 34,000 shares as directed by Richard J. Saker, 25,500 shares as directed by Joseph J. Saker, Jr. and 25,500 shares as directed by Thomas A. Saker on such other matters.

      In addition to their ownership interests in the General Partner, Richard
      J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker are the beneficiaries of the trust which owns a 99% interest in the Partnership (the "Limited Partner"). Thus, each of Richard J. Saker, Joseph J. Saker, Jr. and Thomas
      A. Saker also has an indirect interest in the Company's Common Stock held by the Partnership by reason of their respective beneficial interests in the Limited Partner. Their beneficial interests in the Limited Partner are in identical proportion to their ownership interests in the General Partner. Richard J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker each disclaim beneficial ownership of shares held by the Partnership in excess of their pecuniary interests.

(5) Includes 1,760 shares held by Richard J. Saker's wife and 1,377 shares which are held in a trust for Mr. Saker's son, of which Mr. Saker is trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(6) Includes 2,754 shares which are held in two trusts for the benefit of Mr. Saker's sons, of which trusts Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(7) Includes 15,000 shares subject to currently exercisable options or options exercisable within sixty days of December 31, 2002 granted pursuant to the 2001 Plan. See Item 3. "Legal Proceedings"

(8) The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager for certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are referred to collectively herein as the "Portfolios." In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 81,400 shares of the Company's Common Stock based upon a copy of Schedule 13G dated January 30, 2002. The Portfolios own all securities reported in the table, and Dimensional disclaims beneficial ownership of such securities.

(9) The address of Arthur N. Abbey is 212 East 39th Street, New York, New York 10016. Based upon a copy of Schedule 13D dated October 9, 2002 Mr. Abbey has sole voting power with respect to the shares.

(10) The address of Trellus Management Company, LLC ("Trellus") is 350 Madison Avenue, Ninth Floor, New York, New York 10017. Trellus is a Delaware limited liability company and is a Delaware registered investment advisor to domestic and offshore hedge funds. Adam Usdan is President of Trellus. Based upon a copy of a Schedule 13G dated August 12, 2002, Adam Usdan and Trellus have shared voting power with respect to these shares.



Securities Owned By Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2002 by each director and nominee for director of the Company, the executive officers of the Company on such date and the executive officers, nominees for director and directors as a Group. Except as set forth in the footnotes to this table, the shareholders have sole voting and investment power over such shares.

                                             Amount Beneficially   Percent of
Name of Beneficial Owner                              Owned           Class
------------------------                       -------------------   ----------
Joseph J. Saker (1)(2)(3)                             184,576         18.4
Richard J. Saker (1)(2)(4)(5)                         194,303         19.4
Joseph J. Saker, Jr.  (1)(4)(6)                       107,695         10.9
Albert A. Zager (1)(7)                                  2,000           *
Charles T. Parton (1)(7)                                2,900           *
Robert H. Hutchins (1)                                    500           *
Michael Shapiro (1) (9)                                   500           *
Emory A. Altobelli (1)(7)                                 525           *
Carl L. Montanaro (1)(8)                                  515           *
Robert V. Spires (1)(7)                                   500           *
Joseph C. Troilo (1)(8)                                   250           *
Directors, Nominees for Director and                 409,264           40.1
   Executive Officers as a Group (11 persons)
   (2)(3)(4)(5)(6)(7)(8)(9)(10)(11)
(*)  Less than one percent.

(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 15,000 shares subject to currently exercisable options or options exercisable within 60 days of December 31, 2002 granted pursuant to the 2001 Plan.

(3) Includes 13,378 shares held by Joseph J. Saker's wife and 31,399 shares willed to him by Mary Saker.

(4) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P., a Delaware limited partnership (the "Partnership"). The Saker Family Corporation is the sole general partner (the "General Partner") of the Partnership. Richard J. Saker owns 40% of the outstanding capital stock of the General Partner, and each of Joseph J. Saker, Jr. and Thomas A. Saker owns 30% of the outstanding capital stock of the General Partner. The General Partner owns a 1% interest in the Partnership and has the sole power to sell, transfer or otherwise dispose of the shares of Foodarama Common Stock only upon the unanimous consent of all shareholders of the General Partner. On other matters not involving the sale, transfer or other disposition of such shares, the shares of Foodarama Common Stock held by the Partnership are voted as directed by the individual shareholders of the General Partner in accordance with their respective ownership interests in the General Partner. Accordingly, the General Partner votes 34,000 shares as directed by Richard J. Saker, 25,500 shares as directed by Joseph J. Saker, Jr. and 25,500 shares as directed by Thomas A. Saker on such other matters.

      In addition to their ownership interests in the General Partner, Richard
      J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker are the beneficiaries of the trust which owns a 99% interest in the Partnership (the "Limited Partner"). Thus, each of Richard J. Saker, Joseph J. Saker, Jr. and Thomas
      A. Saker also has an indirect interest in the Company's Common Stock held by the Partnership by reason of their respective beneficial interests in the Limited Partner. Their beneficial interests in the Limited Partner are in identical proportion to their ownership interests in the General Partner. Richard J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker each disclaim beneficial ownership of shares held by the Partnership in excess of their pecuniary interests.

(5) Includes 1,760 shares held by Richard J. Saker's wife and 1,377 shares which are held in a trust for the benefit of Mr. Saker's son, of which Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(6) Includes 2,754 shares which are held in two trusts for the benefit of Mr. Saker's sons, of which trusts Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(7) Includes 500 shares subject to currently exercisable options granted pursuant to the 2001 Plan.

(8) Includes 250 shares subject to currently exercisable options granted pursuant to the 2001 plan.

(9)   Owned jointly with Mr. Shapiro's wife.

(10) Of the 409,264 shares, directors of the Company own or have rights to acquire 384,279 shares.

(11) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P., the total number of which shares is also included both in the total number of shares attributed to ownership by Richard J. Saker, and the total number of shares attributed to ownership by Joseph J. Saker, Jr.

The Company's Third Amended and Restated Revolving Credit and Term Loan Agreement provides that an event of default shall occur if Messrs. Joseph J. Saker and Richard J. Saker together, do not own, beneficially, all voting rights with respect to at least 27% of all of the issued and outstanding Common Stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The  number of stock  options  outstanding  under our  equity  compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of November 2, 2002, were as follows:
-------------------------------------------------------------------------------
                                                                Number of
                                                                securities
                                                                remaining
                         Number of                            available for
                      securities to be                       future issuance
                        issued upon      Weighted-average      under equity
                        exercise of      exercise price of     compensation
                        outstanding         outstanding      plans (excluding
                     options, warrants   options, warrants      securities
                         and rights         and rights         reflected in
Plan Category                (a)                (b)            column (a))
                                                                   (c)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders
                           113,300             $19.78              92,700
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Equity compensation
plans not approved
by securityholders
                            None               None                None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total                     113,300             $19.78              92,700
-------------------------------------------------------------------------------

The Company has one equity incentive plan, the 2001 Plan. The 2001 Plan provides for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights and restricted stock.

Item 13. Certain Relationships and Related Transactions

(a)Transactions with Management and Certain Business Relationships

As required by the By-Laws of Wakefern Food Corporation ("Wakefern"), a retailer-owned food distribution corporation which provides purchasing, warehousing and distribution services to the Company as well as other retail supermarket chains, the obligations owed by the Company to Wakefern are personally guaranteed by Joseph J. Saker, Richard J. Saker and Thomas A. Saker. As of November 2, 2002 the Company was indebted to Wakefern in the amount of approximately $31,935,000 for current charges in the ordinary course of business. Wakefern presently requires each of its shareholders to invest up to $550,000 in Wakefern's non-voting capital stock for each store operated by it, computed in accordance with a formula based on the volume of such store's purchases from Wakefern. As of November 2, 2002, the Company had a 15.6% investment in Wakefern of $11,805,000. As a shareholder member of Wakefern, the Company earns a share of any annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. As of November 2, 2002, the Company was indebted in connection with an investment in Wakefern. The debt of $1,315,000 was non-interest bearing and payable in scheduled installments over a period of up to six years.

The Company also has an investment in Insure-Rite, Ltd., another company affiliated with Wakefern, of $953,000 as of November 2, 2002. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to a private carrier. The Company paid $4,364,000 for such insurance coverage in fiscal 2002 and believes that such amount is comparable to the amount that would be charged by a similarly situated unaffiliated general liability and property insurer.

The Company leases from Joseph J. Saker, the Chairman of the Company, and his wife, doing business as Saker Enterprises, a 57,000 square foot supermarket in Freehold, New Jersey, under a lease which expires on December 31, 2018, and provides for four five year extension options. The Company also leases from Saker Enterprises a 5,200 square foot garden center building and 5,000 square feet of yard area under a lease expiring December 31, 2003 and 9,000 square feet of space for its liquor store under a lease expiring December 31, 2003, both of which are located in the same shopping center as the supermarket. During the fiscal year ended November 2, 2002, an aggregate amount for rent (including taxes and insurance) of $891,000 was paid by the Company to Saker Enterprises for the supermarket, garden center and liquor store.

The Company subleases from Wakefern a supermarket in East Windsor, New Jersey under a sublease expiring in 2008. The Company also subleases from Wakefern a supermarket in Marlboro, New Jersey under a sublease expiring in 2006. During the fiscal year ended November 2, 2002, aggregate amounts for rent of $1,090,000 and $837,000 were paid by the Company to Wakefern for the East Windsor supermarket and the Marlboro supermarket, respectively. Upon expiration of these subleases, the underlying leases will be assigned to and assumed by the Company provided that certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and the Company's lenders, and the maintenance of a specified level of net worth, are satisfied. The term of the leases for the East Windsor and Marlboro supermarkets expire in 2018 and 2021, respectively.

During the fiscal year ended November 2, 2002, in connection with the stock repurchase program announced by the Company on June 8, 2001, the Company repurchased a total of 102,853 shares of which 101,553 shares were repurchased in privately negotiated transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman, and were purchased for an average price per share of $39.52.

The  Company  believes  that the terms of the  foregoing  transactions  are
comparable  to  those  available  from  non-affiliated   persons  under  similar
circumstances.

(b)  Indebtedness of Management

      None.

                                          Part IV

Item 14.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act within ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor and Principal Accounting Officer also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.1.     Audited financial statements and                    Page No.
         supplementary data

            Independent Auditors' Report                          F-1

            Foodarama Supermarkets, Inc. and
              Subsidiaries Consolidated Financial
              Statements:

            Balance Sheets as of November 2, 2002                F-2 to F-3
              and November 3, 2001.

            Statements of Operations for each of the
              fiscal years ended November 2, 2002,
              November 3, 2001 and October 28, 2000.             F-4


            Statements of Shareholders' Equity
              for each of the fiscal years ended
              November 2, 2002, November 3, 2001
              and October 28, 2000.                              F-5


            Statements of Cash Flows for each of the
             fiscal years ended November 2, 2002,
             November 3, 2001 and October 28, 2000.              F-6


            Notes to Consolidated Financial Statements           F-7 to F-30


a.2.    Financial Statement Schedules

            Schedule II                                          S-1
            Schedules other than Schedule II have been omitted because they are not applicable.

a.3.    Exhibits                                                 E-1 to E-8
            Exhibit 3.1- Certificate of Amendment to the Amended and Restated
                         Certificate of Incorporation
            Exhibit 10.1-Amendment No.1 to Third Amended and Restated
                         Revolving Credit and Term Loan Agreement
            Exhibit 10.2-Consent, Waiver and Amendment No. 2 to
                         Third Amended and Restated Revolving
                         Credit and Term Loan Agreement
            Exhibit 21-List of Subsidiaries
            Exhibit 99.1-Certification
            Exhibit 99.2-Certification
            Exhibit 23.1-Consent of Independent Accountant

b.      Reports on Form 8-K


           September 30, 2002 - The Company entered into the Third Amended and Restated Revolving Credit and Term loan Agreement with its lenders - the Third Amended and Restated Revolving Credit and Term Loan Agreement was filed as an exhibit.
                                 * * * * * *

                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOODARAMA SUPERMARKETS, INC.
                                         (Registrant)


                                    /S/ Michael Shapiro
                                    -------------------
                                     Michael Shapiro
                                     Senior Vice President,
                                     Chief Financial Officer


                                    /S/ Thomas H. Flynn
                                    -------------------
                                     Thomas H. Flynn
                                     Principal Accounting Officer

Date: January 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                       Title                         Date


/S/  Joseph J. Saker
--------------------------------------------------
Joseph J. Saker               Chairman of the Board       January 24, 2003
                              of Directors, Chief
                              Executive Officer

/S/  Richard Saker
---------------------------------------------------
Richard Saker                 President,  Secretary       January 24, 2003
                              and Director, Chief
                              Operating Officer

/S/  Charles T. Parton
---------------------------------------------------
Charles T. Parton             Director                    January 24, 2003

/S/  Albert A. Zager
---------------------------------------------------
Albert A. Zager               Director                    January 24, 2003

/S/  Robert H. Hutchins
---------------------------------------------------
Robert H. Hutchins            Director                    January 24, 2003

                                   CERTIFICATION

      I, Joseph J. Saker, certify that:

1. I have reviewed this annual report on Form 10-K of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 29, 2003                   /S/ Joseph J. Saker
                                         -------------------
                                          Joseph J. Saker
                                          Chief Executive Officer

                              CERTIFICATION


      I, Michael Shapiro, certify that:

1. I have reviewed this annual report on Form 10-K of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003                   /S/ Michael Shapiro
                                         -------------------
                                         Michael Shapiro
                                         Chief Financial Officer
                                       38

                          Independent Auditors' Report

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of November 2, 2002 and November 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended November 2, 2002, November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of November 2, 2002 and November 3, 2001, and the results of their operations and their cash flows for the fiscal years ended November 2, 2002, November 3, 2001 and October 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                    AMPER, POLITZINER & MATTIA P.C.

January 21, 2003
Edison, New Jersey

                   FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      November 2, 2002 and November 3, 2001
                                 (In thousands)


                                                         2002           2001
                                                         ----           ----

                                     Assets

Current assets
   Cash and cash equivalents                         $    4,280     $    4,219
   Merchandise inventories                               43,707         42,827
   Receivables and other current assets                  11,214          5,466
   Prepaid income taxes                                     257              -
   Related party receivables - Wakefern                   8,903          8,970
   Related party receivables - other                          -              7
                                                     -----------    -----------
                                                         68,361         61,489
                                                     -----------    -----------
Property and equipment
   Land                                                     308            308
   Buildings and improvements                             1,220          1,220
   Leasehold improvements                                41,311         39,589
   Equipment                                            114,077        103,394
   Property under capital leases                         69,867         59,909
   Construction in progress                              15,364          6,787
                                                     -----------    -----------
                                                        242,147        211,207
   Less accumulated depreciation and amortization       112,360         98,218
                                                     -----------    -----------
                                                        129,787        112,989
                                                     -----------    -----------
Other assets
   Investments in related parties                        12,758         12,758
   Intangibles                                            2,785          3,136
   Other                                                  3,963          2,550
   Related party receivables - Wakefern                   1,735          1,593
   Related party receivables - other                          -             11
                                                     -----------    -----------
                                                         21,241         20,048
                                                     -----------    -----------
                                                     $  219,389     $  194,526
                                                     ===========    ===========


                See notes to consolidated financial statements.
                                       F-2

                   FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets - (continued)
                      November 2, 2002 and November 3, 2001
                                 (In thousands)


                                                           2002           2001
                                                           ----           ----

                      Liabilities and Shareholders' Equity

Current liabilities
   Current portion of long-term debt                  $    7,158     $    5,390
   Current portion of long-term debt, related party          629            902
   Current portion of obligations under capital leases     1,140            899
   Current income taxes payable                                -            704
   Deferred income taxes                                   1,433          1,079
   Accounts payable
     Related party - Wakefern                             31,935         35,988
     Others                                               14,078          8,780
   Accrued expenses                                       12,578         14,654
                                                      -----------    -----------
                                                          68,951         68,396
                                                      -----------    -----------
Long-term debt                                            35,745         19,294
Long-term debt, related party                                686          1,310
Obligations under capital leases                          63,606         54,949
Deferred income taxes                                      1,142          1,201
Other long-term liabilities                               12,634         10,883
                                                      -----------    -----------
                                                         113,813         87,637
                                                      -----------    -----------
Shareholders' equity
   Common stock, $1.00 par; authorized 2,500,000 shares;
   issued 1,621,767 shares; outstanding 986,367 shares
   November 2, 2002; 1,088,220 shares November 3, 2001     1,622          1,622
   Capital in excess of par                                4,168          4,168
   Deferred compensation                                  (1,324)        (1,696)
   Retained earnings                                      47,256         44,016
   Accumulated other comprehensive income
     Minimum pension liability                            (2,896)        (1,920)
                                                      -----------    -----------
                                                          48,826         46,190
   Less 635,400 shares November 2, 2002; 533,547 shares
    November 3, 2001, held in treasury, at cost           12,201          7,697
                                                      -----------    -----------
                                                          36,625         38,493
                                                      -----------    -----------
                                                      $  219,389     $  194,526
                                                      ===========    ===========

                See notes to consolidated financial statements.

                   FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
    Fiscal Years Ended November 2, 2002, November 3, 2001 and October 28, 2000
                      (In thousands, except per share data)


                                            2002           2001           2000
                                            ----           ----           ----

Sales                                 $   963,611    $   945,301    $   866,363

Cost of goods sold                        718,520        711,092        657,436
                                      -----------    -----------    -----------

Gross profit                              245,091        234,209        208,927

Selling, general and administrative
   expenses                               231,653        220,283        198,216
                                      -----------    -----------    -----------
Earnings from operations                   13,438         13,926         10,711
                                      -----------    -----------    -----------

Other income (expense)
   Interest expense                        (8,184)        (7,627)        (7,059)
   Interest income                            148            265            318
                                      -----------    -----------    -----------
                                           (8,036)        (7,362)        (6,741)
                                      -----------    -----------    -----------

Earnings before income tax provision        5,402          6,564          3,970

Income tax provision                       (2,162)        (2,626)        (1,588)
                                      -----------    -----------    -----------

Net income                            $     3,240    $     3,938    $     2,382
                                      ===========    ===========    ===========

Per share information:

Net income per common share
   Basic                              $      3.16    $      3.54    $      2.13
                                      ===========    ===========    ===========
   Diluted                            $      3.01    $      3.50    $      2.13
                                      ===========    ===========    ===========

Weighted average shares outstanding
   Basic                                1,024,235      1,111,727      1,117,290
                                      ===========    ===========    ===========
   Diluted                              1,076,030      1,124,192      1,117,290
                                      ===========    ===========    ===========



                See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
    Fiscal Years Ended November 2, 2002, November 3, 2001 and October 28, 2000
                    (In thousands, except per share data)

                                                                        Accumulated
                                Common Stock                              Other
                                --------------  Capital                   Compre-    Compre-
                              Shares            in Excess   Deferred      hensive    hensive   Retained     Treasury Stock  Total
                              Issued     Amount  of Par   Compensation   Income       Income    Earnings   Shares    Amount  Equity
                            ---------  --------  ------   ------------   ----------   -------   --------  --------- -------- ------
Balance - October 30, 1999  1,621,767  $  1,622 $ 2,351   $        -     $        -           $   37,696  (504,477) $(6,629)$35,040
Comprehensive income
  Net income 2000                   -         -       -            -              -   $ 2,382      2,382         -        -   2,382
                              -------  -------- -------      -------       --------  --------   ---------  -------  -------  ------
Comprehensive income                                                                  $ 2,382
                                                                                     ========

Balance - October 28, 2000  1,621,767     1,622   2,351            -              -               40,078  (504,477)  (6,629) 37,422
Grant of stock options              -         -   1,817       (1,817)             -                    -         -        -       -
Amortization of deferred
 compensation                       -         -       -          121              -                    -         -        -     121
Repurchase of common stock          -         -       -            -              -                    -   (29,070)  (1,068) (1,068)
Comprehensive income
  Net income 2001                   -         -       -            -              -     3,938      3,938         -        -   3,938
  Other comprehensive income
   Minimum pension liability,
    net of deferred tax             -         -       -            -         (1,920)   (1,920)         -         -        -  (1,920)
                              -------  -------- -------      -------       --------  --------   --------  --------  -------  -------
Comprehensive income                                                                  $ 2,018
                                                                                     ========

Balance - November 3, 2001  1,621,767     1,622   4,168       (1,696)        (1,920)              44,016 (533,547)   (7,697) 38,493
Amortization of deferred
 compensation                       -         -       -          372              -                    -        -         -     372
Issuance of common stock            -         -       -            -              -                    -    1,000        20      20
Repurchase of common stock          -         -       -            -              -                    - (102,853)   (4,524) (4,524)
Comprehensive income
  Net income 2002                   -         -       -            -              -     3,240      3,240        -         -   3,240
  Other comprehensive income
   Minimum pension liability,
    net of deferred tax             -         -       -            -           (976)     (976)         -        -         -    (976)
                              -------  --------  ------      -------        -------  --------   --------  -------   -------  ------
Comprehensive income                                                                  $ 2,264
                                                                                     ========

Balance - November 2, 2002  1,621,767  $  1,622  $4,168     $ (1,324)      $ (2,896)            $ 47,256 (635,400) $(12,201)$ 36,625
                          =========== ========= =======     ========       ========            ========= ========   =======   ======

                 See notes to consolidated financial statements.

                   FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
    Fiscal Years Ended November 2, 2002, November 3, 2001 and October 28, 2000
                                 (In thousands)
                                                  2002        2001         2000
                                                  ----        ----         ----
Cash flows from operating activities
   Net income                                  $  3,240    $  3,938    $  2,382
   Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                 14,175      12,840      11,524
    Amortization, intangibles                       351         351         352
    Amortization, deferred financing costs          342         285         243
    Amortization, deferred rent escalation         (230)        (60)         84
    Provision to value inventory at LIFO            397         900         723
    Deferred income taxes                           946        (139)       (574)
    Amortization of deferred compensation           270         256           -
    (Increase) decrease in
      Merchandise inventories                    (1,277)       (962)     (5,375)
      Receivables and other current assets         (781)       (507)       (463)
      Prepaid income taxes                         (257)        398        (398)
      Other assets                                 (453)        963         207
      Related party receivables - Wakefern          (75)       (224)       (784)
    Increase (decrease) in
      Accounts payable                            1,245       2,936       5,018
      Income taxes payable                         (704)        704        (457)
      Other liabilities                          (1,713)      2,534       3,047
                                                -------    --------    --------
                                                 15,476      24,213      15,529
                                                -------    --------    --------
Cash flows from investing activities
   Cash paid for the purchase of property and
    equipment                                    (7,858)    (11,718)    (14,280)
   Cash paid for construction in progress       (13,161)     (5,329)       (943)
   Construction advance due from landlords       (4,138)          -           -
   Deposits on equipment                           (829)          -           -
   Decrease in related party receivables-other       18         169          15
                                                -------    --------    --------
                                                (25,968)    (16,878)    (15,208)
                                                -------    --------    --------
Cash flows from financing activities
   Proceeds from issuance of debt                22,961         929      20,595
   Principal payments under long-term debt       (4,742)     (5,344)    (18,754)
   Principal payments under capital lease
     obligations                                 (1,060)       (664)       (699)
   Principal payments under long-term debt,
     related party                                 (897)       (880)       (627)
   Deferred financing costs                      (1,205)        (66)       (953)
   Proceeds from exercise of stock options           20           -           -
   Repurchase of common stock                    (4,524)     (1,068)          -
                                               --------    --------    --------
                                                 10,553      (7,093)       (438)
                                               --------    --------    --------
Net change in cash and cash equivalents              61         242        (117)
Cash and cash equivalents, beginning of year      4,219       3,977       4,094
                                               --------    --------    --------

Cash and cash equivalents, end of year         $  4,280    $  4,219    $  3,977
                                               ========    ========    ========
Supplemental disclosures of cash paid
   Interest                                    $  8,125    $  8,046    $  6,683
   Income taxes                                   2,188       1,674       2,869
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

         Fiscal Year
         The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 2002 consists of the 52 weeks ended November 2, 2002, fiscal 2001 consists of the 53 weeks ended November 3, 2001 and fiscal 2000 consists of the 52 weeks ended October 28, 2000.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant  Accounting  Policies - (continued)

         Merchandise Inventories
         Merchandise inventories are stated at the lower of cost or market. Approximately 82% of merchandise inventories, consisting primarily of grocery and nonfood items, are valued by the LIFO (last-in, first-out) method of inventory valuation while the remaining inventory items are valued by the FIFO (first-in, first-out) method with cost being determined under the retail method.

         If the FIFO method had been used for the entire inventory, inventory at November 2, 2002 and November 3, 2001 would have been $2,020,000 and $1,623,000 higher, respectively.

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

         Investments
         The Company's investments in its principal supplier, Wakefern, and in Insure-Rite, are stated at cost (see Note 4).

         Intangibles
         Intangibles consist of goodwill and favorable operating lease costs. Goodwill is being amortized on a straight-line basis over periods from 15 to 36 years. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases, which range from 12 to 24 years.

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

Note 1 - Summary of Significant Accounting Policies (continued)

         Postemployment Benefits
         The Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         Advertising
         Advertising costs are expensed as incurred. Advertising expense was $8.6, $8.8 and $8.5 million for the fiscal years 2002, 2001 and 2000, respectively.

         Store Closing Costs
         The costs, net of amounts expected to be recovered, are expensed upon the closing of a store. It is reasonably possible that these estimates may change in the near term. Operating results continue to be reported until a store is closed.

         Stock Option Plan
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

         Earnings Per Share
         Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to antidilution limitations.

         Recent Accounting Pronouncements
         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. The Company plans to adopt SFAS 142 in the first quarter of fiscal year 2003.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies (continued)

         Recent Accounting Pronouncements - (continued)

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002, with early application encouraged. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company plans to adopt SFAS 143 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

         Effective November 4, 2001 the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. There was no significant impact from the adoption of SFAS 144 in fiscal year 2002.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. The Company plans to adopt SFAS 145 in the first quarter of fiscal year 2003 and believes that it will have no impact on its financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. The Company plans to adopt SFAS 146 in the first quarter of fiscal year 2003 and is in the process of evaluating the impact of the adoption on its financial statements.

         Effective November 4, 2001, the Company adopted the Emerging Issues Task Force Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 01-09 codifies and reconciles the consensuses on all or specific issues of EITF 00-14, "Accounting for Certain Sales Incentives," EITF 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," which address various aspects of the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. The adoption of EITF 01-09 did not have an impact on the Company's financial position or results of operations.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 2 - Concentration of Cash Balance
         As of November 2, 2002 and November 3, 2001, cash balances of approximately $1,241,000 and $1,179,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
         (FDIC). These balances exceed the insured amount of $100,000.

Note 3 - Receivables and Other Current Assets
                                                      November 2,  November 3,
                                                          2002         2001
                                                      -----------  -----------
            Accounts receivable                       $    4,247    $   3,980
            Construction advance due from Landlords        4,138            -
            Prepaids                                       2,304        2,260
            Deposits on equipment                            829            -
            Rents receivable                                 380           99
            Less allowance for uncollectible accounts       (684)        (873)
                                                      -----------   ----------
                                                      $   11,214    $   5,466
                                                      ===========   ==========

Note 4 - Related Party Transactions
         Wakefern Food Corporation
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $550,000 at November 2, 2002, November 3, 2001 and October 28, 2000. During fiscal 2000 and 1999, the required investment in Wakefern increased, resulting in a total increase in the investment by $1,039,000 in 2000 and $1,286,000 in 1999, and a related increase in the obligations due Wakefern for the same amount, respectively. This increase in the obligation is non-interest bearing and is payable over four years, with two years currently remaining. The Company has an investment in Wakefern of $11,805,000 at November 2, 2002 and November 3, 2001, representing a 15.6% and 12.3% interest in Wakefern, respectively. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, the obligations to Wakefern are personally guaranteed by the principal officers/shareholders of the Company. As of November 2, 2002 and November 3, 2001, the Company was obligated to Wakefern for $1,315,000 and $2,212,000, respectively, for the increase in its required investment (see Note 8).

         The Company also has an investment of approximately 10.0% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $953,000 at November 2, 2002 and November 3, 2001. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to a private insurer. Insurance premiums paid to Insure-Rite, Ltd. and through Wakefern for fiscal years 2002, 2001 and 2000 were $4,364,000, $3,819,000 and $3,528,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions - (continued)

         Wakefern Food Corporation - (continued)

         As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of merchandise in the consolidated statements of operations. In addition, the Company also receives from Wakefern other product incentives and rebates. For fiscal 2002, 2001 and 2000, total patronage dividends and other product incentives and rebates were $10,706,000, $9,909,000 and $9,273,000, respectively.

         At November 2, 2002 and November 3, 2001, the Company has current receivables due from Wakefern of approximately $8,903,000 and $8,970,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,735,000 and $1,593,000, respectively.

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

         The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $641, $647 and $588 million for the fiscal years 2002, 2001 and 2000, respectively.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions - (continued)

         Other Related Party
         During the fiscal year ended November 3, 2001, the Company utilized an entity, which is wholly-owned by the daughter of the Company's Chairman of the Board, to provide construction management services on several store renovations. During the fiscal year ended November 3, 2001 the Company incurred $214,000 of construction management fees relating to this entity and these amounts have been included in property and equipment. The Company did not utilize this entity during the fiscal year ended November 2, 2002.

Note 5 - Intangibles
                                                     November 2    November 3,
                                                       2002           2001

            Goodwill                               $     3,493    $     3,493
            Favorable operating lease costs              4,685          4,685
                                                   ------------   ------------
                                                         8,178          8,178
            Less accumulated amortization                5,393          5,042
                                                   ------------   ------------
                                                   $     2,785    $     3,136
                                                   ============   ============

Note 6 - Accrued Expenses
                                                       November 2   November 3,
                                                          2002         2001

            Payroll and payroll related expenses   $     6,848    $     7,211
            Insurance                                      663          1,405
            Sales, use and other taxes                   1,243          1,294
            Interest                                       122             63
            Employee benefits                            1,168          1,346
            Occupancy costs                              1,445          2,179
            Real estate taxes                              544            537
            Other                                          545            619
                                                   ------------   ------------
                                                   $    12,578    $    14,654
                                                   ============   ============

Note 7 - Long-term Debt
         Long-term debt consists of the following:
                                                      November 2,  November 3,
                                                         2002         2001

            Revolving note                         $    13,380    $     3,766
            Term loan                                   25,000          6,500
            Capital expenditure facility                     -          7,306
            Other notes payable                          4,523          7,112
                                                   ------------   ------------
                                                        42,903         24,684
            Less current portion                         7,158          5,390
                                                   ------------   ------------
                                                   $    35,745    $    19,294
                                                   ============   ============

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)

         The Company has a revolving credit and term loan agreement which was amended and assigned to three financial institutions on January 7, 2000 and further amended on May 11, 2001 and August 7, 2001, January 25, 2002 and March 29, 2002. On September 26, 2002 the Credit Agreement was further amended and restated (as amended, the "Credit Agreement"). The Credit Agreement is collateralized by substantially all of the Company's assets, provides for a total commitment of $80,000,000 (previously $58,000,000) and matures December 31, 2007 (previously matured December 31, 2004). The Credit Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Credit Agreement, which have interest rates indexed to LIBOR. The Credit Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility.

         The Credit Agreement (a) increases the total amount available to the Company under the Revolving Note to $35,000,000 from $28,000,000, subject to the borrowing base limitation of 65% of eligible inventory;
         (b) increases the amount of permitted new indebtedness throughout the term of the Credit Agreement to more closely meet the Company's projected borrowing needs; (c) increases the amount of indebtedness attributable to capitalized lease obligations over the term of the Credit Agreement to more closely track new real estate lease obligations; (d) increases capital expenditures ("Capex") relating to New/Replacement Store Projects over the term of the Credit Agreement;
         (e) increases capital expenditures relating to Adjusted Capex over the term of the Credit Agreement; (f) restores amounts available under the Capex Facility to $20,000,000 from the $8,000,000 available prior to September 26, 2002 and extends the expiration date of the period during which the Company may borrow against the Capex Facility to December 31, 2004 from June 30, 2002. In addition the balance outstanding on the Capex Facility of $10,652,662 (the "Capex Loans"), which included $4,000,000 borrowed during fiscal 2002, was combined with the Term Loan; (g) the Term Loan was increased to $25,000,000 by combining the then outstanding Term Loan of $5,000,000 with the Capex Loans plus an additional funding amount of $9,347,338; (h) allows the Company to repurchase an additional $1,000,000 of its common stock subject to certain conditions and limitations, previously the Company was permitted and it utilized $5,600,000 (this amount was increased from $5,000,000 to $5,600,000 as part of the amendments dated January 25, 2002 and March 29, 2002) to repurchase its' common stock (see Note 12);
         (i) allows for loans to employees not to exceed $50,000 in the aggregate; (j) increases the interest rate on the Revolving Note from prime plus .50% or LIBOR plus 2.50% to prime plus 1.50% or LIBOR plus 3.25%, increases the interest rate on the Term Loan and Capex Facility from prime plus .75% or LIBOR plus 2.75% to prime plus 2.00% or LIBOR plus 3.75%; and (k) amends certain definitions. Other terms and conditions of the Credit Agreement previously reported upon by the Company have not been modified.

         The Revolving Note has an overall availability of $35,000,000, not to exceed 65% of eligible inventory, and provides for availability of up to $4,500,000 for letters of credit. The Revolving Note bears interest at prime plus 1.50% or LIBOR plus 3.25%.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)

         The Company had a letter of credit outstanding of $497,004 and $1,012,004 at November 2, 2002, and November 3, 2001, respectively. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $10,000,000 and $18,691,000 at November 2, 2002 and November 3, 2001. As of November 2, 2002 and November 3, 2001, $7,264,000 and $7,475,000 of cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

         The Term Loan is $25,000,000 and is payable in quarterly principal installments of $1,250,000 commencing January 1, 2003 through October 1, 2007 (prior to September 26, 2002, the Term Loan was payable in quarterly principal installments of $500,000). Interest is payable monthly at prime plus 2.00% or LIBOR plus 3.75%. At November 2, 2002, $22,500,000 was under a six month Eurodollar rate of 5.41% maturing April 2003 and $2,500,000 was under a one month Eurodollar rate of 5.55% maturing November 2002, of which $1,250,000 was renewed through February 2003 at 5.19%. At November 3, 2001, $6,000,000 of the Term Loan balance was under a one month Eurodollar rate of 5.39%.

         The $20,000,000 Capital Expenditure Facility provides for a non-restoring commitment to fund equipment purchases for five new stores through December 31, 2004, with a maximum of $4,000,000 per store. Interest only is due monthly at prime plus 2.00% or LIBOR plus 3.75% for any amount utilized through December 31, 2004. Amounts borrowed through December 31, 2004 will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing April 1, 2005, calculated on a seven-year amortization schedule. A balloon payment is due at December 31, 2007 for amounts outstanding on the term loans. A commitment fee of .75% is charged on the unused portion of the Capital Expenditure Facility. The Company had no amounts outstanding at November 2, 2002 and $7,306,000 outstanding as of November 3, 2001. At November 2, 2002 and November 3, 2001 the Company had $20,000,000 and $12,000,000
         available, respectively, under this facility. At November 3, 2001, $7,000,000 of the Capital Expenditure facility was under a one month Eurodollar rate of 5.31%.

         Subsequently, on November 27, 2002 the Company drew down $1,595,274 on the Capital Expenditure Facility.

         The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios and other financial ratios, as well as limitations on capital expenditures and new debt. For the year ended November 2, 2002, the Company exceeded the limit by which plan liabilities may exceed plan assets of its defined benefit plans (see Note 15), which was waived by the financial institutions.

         The prime rate at November 2, 2002 and November 3, 2001 was 4.75% and 5.50%, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)

         Other Notes Payable
         Included in other notes payable are the following:
                                                        November 2,  November 3,
                                                             2002         2001
         Note payable to a financing institution, maturing
         October 2004, payable at $56,000 per month
         plus interest at 7.26%, collateralized by related
         equipment.                                       $  1,330     $  1,996

         Note payable to a financing institution, maturing
         April 2005, payable at $46,000 per month including
         interest at 7.44%, collateralized by
         related equipment.                                  1,204        1,642

         Various equipment loans maturing through November
         2004, payable at an aggregate monthly payment of
         $152,000 including interest at rates
         ranging from 5.79% to 9.02%, collateralized by
         various equipment.                                  1,989        3,474
                                                          ---------    ---------

         Total other notes payable                        $  4,523     $  7,112
                                                          =========    =========

         Aggregate maturities of long-term debt are as follows:

           Fiscal Year
              2003                                                   $    7,158
              2004                                                        7,091
              2005                                                        5,274
              2006                                                        5,000
              2007                                                        5,000
              Thereafter                                                 13,380

Note 8 - Long-term Debt, Related Party
         As of November 2, 2002 and November 3, 2001, the Company was indebted for an investment in Wakefern in the amount of $1,315,000 and $2,212,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

          Fiscal Year
              2003                                                   $      629
              2004                                                          341
              2005                                                          182
              2006                                                          107
              2007                                                           56

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 9 - Other Long-term Liabilities
                                                       November 2,  November 3,
                                                          2002         2001

            Deferred escalation rent                  $    4,422   $    4,652
            Minimum pension liability (Note 15)            5,119        3,399
            Postretirement benefit cost                    2,393        1,965
            Other                                            700          867
                                                      -----------  -----------
                                                      $   12,634   $   10,883
                                                      ===========  ===========

Note 10 -Long-term Leases
         Capital Leases
                                                       November 2, November 3,
                                                          2002        2001

            Real estate                               $    69,867   $  59,909
            Less accumulated amortization                  16,029      12,922
                                                      ------------  ----------
                                                      $    53,838   $  46,987
                                                      ============  ==========

         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of November 2, 2002:

          Fiscal Year

            2003                                                    $   7,311
            2004                                                        7,383
            2005                                                        7,496
            2006                                                        7,565
            2007                                                        7,320
            Thereafter                                                105,925
                                                                    ----------
            Total minimum lease payments                              143,000
            Less amount representing interest                          78,254
                                                                    ----------
            Present value of net minimum lease payments                64,746
            Less current maturities                                     1,140
                                                                    ----------
            Long-term maturities                                    $  63,606
                                                                    ==========

         Operating Leases
         The Company is obligated under operating leases for rent payments expiring at various dates through 2028. Certain leases provide for the payment of additional rentals based on certain escalation clauses and seven leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $156,000, $268,000 and $264,000 for the fiscal years 2002, 2001 and 2000, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -Long-term Leases - (continued)
         Operating Leases - (continued)
         Total rental expense for all operating leases consists of:

                                         Fiscal 2002   Fiscal 2001  Fiscal 2000
                                         -----------   -----------  -----------

            Land and buildings           $  10,690    $   11,020    $  10,828
            Less subleases                  (3,147)       (3,089)      (2,641)
                                         ----------   -----------   ----------
                                         $   7,543    $    7,931    $   8,187
                                         ==========   ===========   ==========

         The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at November 2, 2002, are as follows:

                                                       Income from
                                          Land and   Noncancellable Net Rental
             Fiscal Year                  Buildings     Subleases   Commitment

                2003                     $  11,202    $    2,415    $   8,787
                2004                        10,979         1,954        9,025
                2005                        10,887         1,482        9,405
                2006                         9,513         1,102        8,411
                2007                         8,618           704        7,914
                Thereafter                  78,280         1,139       77,141
                                         ----------   -----------   ----------
                                         $ 129,479    $    8,796    $ 120,683
                                         ==========   ===========   ==========

         The Company is presently leasing one of its supermarkets, a garden center and liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $744,000, $736,000 and $719,000 for the fiscal years 2002, 2001 and
         2000, respectively.

Note 11 -Stock Option Plan

         On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

         The 2001 Plan provides for the issuance of up to 150,000 shares of Foodarama Supermarkets, Inc. Common Stock (subject to anti-dilution adjustment). On May 8, 2002 the Company's shareholders approved an amendment increasing the number of shares reserved for issuance under the 2001 Plan to 215,000 shares. The maximum number of shares of stock that may be covered by the awards granted to any one participant for the life of the 2001 Plan shall be equal to one-third of the shares reserved for issuance under the 2001 Plan (see Note 14).

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11 -Stock Option Plan - (continued)
         The types of awards that the Administrator may grant under the 2001 Plan are stock options, stock appreciation rights, restricted and non-restricted stock awards, phantom stock, performance awards, other stock grants or any combination of these awards.

         On August 8, 2001 (the "Grant Date"), the Company granted 107,500 shares as stock options and 11,000 shares in the form of Stock Performance Units (the "Units"). On September 12, 2002 (the "2002 Grant Date"), the Company granted an additional 3,800 shares in the form of Stock Performance Units. The Units represent deferred compensation based upon the increase or decrease in the market value of the Company's common stock during the grantee's employment

         The stock options consist of 50,000 shares granted to each of the Chairman of the Board and the President of the Company and vest quarterly from the grant date over a five-year period. The remaining 7,500 shares were granted to certain officers and elected board members of the Company and vest, per individual, 250 shares at the Grant Date and 250 shares each year thereafter for the next two to three years (see Note 14.)

         The Units are payable in cash only, were granted to certain officers and senior management of the Company and vest, per individual, 250 units at the Grant Date and 250 units thereafter, for the next one to three years. Units granted at the 2002 Grant Date were granted to certain management and vest, per individual, between 200 and 250 units at the 2002 Grant Date with the remaining over the next year.

         The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively, for the options and Units granted on August 8, 2001. The exercise price and market price for the Units granted September 12, 2002 was $25.00. At the Grant Date, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For the years ended November 2, 2002 and November 3, 2001, the Company realized compensation expense relating to the stock option plan of $372,000 and $121,000, respectively. For the years ended November 2, 2002 and November 3, 2001, the Company realized compensation expense of $72,000 and $135,000, respectively, related to the Units granted, based on the market price of the Company's common stock of $27.00 at November 2, 2002 and $40.75 at November 3, 2001, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11 - Stock Option Plan - (continued) The following table summarizes stock option and Units activity:

                                      Options Outstanding
                       --------------------------------------------------
                           Stock Options       Stock Performance Units
                           -------------       -----------------------
                                                                         Stock
                                                                         Options
                                                                         and
                             Exercise Weighted                  Weighted Units
                               Price  Average          Exercise Average  Avail-
                               Per    Exercise           Price  Exercise ble for
                       Shares  Share   Price    Units  Per Share  Price  Grant
                       ------  -----   -----    -----  ---------  -----  ------
   Balance October
   28, 2000                 -      -       -         -       -        -      -
     Reserved                                                           150,000
     Granted          107,500 $19.60  $19.60    11,000  $19.60  $ 19.60(118,500)
     Exercised              -      -       -         -       -        -
                       ----------------------  ---------------------------------
   Outstanding        107,500  19.60   19.60    11,000   19.60    19.60  31,500
   November 3, 2001    ----------------------  ---------------------------------

   Additional shares
   reserved                                                              65,000
     Granted                -      -       -     3,800  25.00     25.00  (3,800)
     Exercised         (1,000)$19.60  $19.60    (8,000) 19.60     19.60
                       ----------------------  ---------------------------------

   Outstanding                                         $19.60 to
   November 2, 2002   106,500 $19.60   $19.60    6,800 $25.00    $22.62  92,700
                       ======================  =================================

   Options exercisable at:
     October 28, 2000       -      -        -        -      -         -
     November 3, 2001   2,000 $19.60   $19.60    4,750 $19.60    $19.60
     November 2, 2002  23,000 $19.60   $19.60    2,900 $19.60    $22.62
                                                         to
                                                       $25.00

         Following is a summary of the status of stock options outstanding at November 2, 2002:

                                    Outstanding Options      Exercisable Options
                                    ---------------------    -------------------
                                         Weighted
                                          Average   Weighted            Weighted
                                         Remaining  Average             Average
                      Exercise          Contractual Exercise           Exercise
                        Price   Number     Life     Price     Number    Price
                        -----   ------     ----     -----     ------    -----
                      $ 19.60   106,500 8.75 years $ 19.60    23,000 $   19.60

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $22.93 on the date of grant using the Black-Scholes option-pricing model.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 11 - Stock Option Plan - (continued)
The following weighted-average assumptions were used for the year ended November 3, 2001:

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
                                  Expected life                 5 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                       Fiscal 2002        Fiscal 2001            Fiscal 2000
                       -----------        -----------            -----------
                          As       Pro       As      Pro         As        Pro
                          reported Forma    reported Forma      reported   forma
                       ----------- ---- ------------ ----     ----------- -----
        Net income       $3,240   $3,161    $3,938   $3,915    $2,382     $2,382
        Earnings per
        share
           Basic         $3.16    $ 3.09    $3.54    $3.52     $2.13      $ 2.13
           Diluted       $3.01    $ 2.94    $3.50    $3.48     $2.13      $ 2.13

Note 12 -Shareholders' Equity
         On May 11, 2001, the Board of Directors authorized the Company to repurchase, in either open market or private transactions, up to $3,000,000 of its common stock. During the fiscal year ended November 2, 2002 the Board of Directors increased the authorized amount of common stock the Company could repurchase to $5,600,000. The Company repurchased 102,853 and 29,070 shares of its common stock at an aggregate cost of $4,523,670 and $1,067,927 for the years ended November 2, 2002 and November 3, 2001, respectively. During the fiscal year ended November 2, 2002 the Company issued 1,000 shares of common stock due to the exercise of stock options, in accordance with the provisions of its 2001 Stock Incentive Plan (see Note 11).

Note 13 -Income Taxes
         The income tax provisions consist of the following:

                                     Fiscal 2002    Fiscal 2001    Fiscal 2000
                                     -----------    -----------    -----------
            Federal
               Current                $  1,035       $  2,247       $  1,621
               Deferred                    688           (212)          (411)
            State and local
               Current                     181            518            541
               Deferred                    258             73           (163)
                                      ---------      ---------      ---------
                                      $  2,162       $  2,626       $  1,588
                                      =========      =========      =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)
Note 13 -Income Taxes - (continued)

         The following tabulations reconcile the federal statutory tax rate to the effective rate:
                                           Fiscal 2002  Fiscal 2001 Fiscal 2000

            Tax provision at the statutory rate 34.0 % 34.0 % 34.0 % State and local income tax provision,
             net of federal income tax             5.9 %      5.9 %      5.9 %
            Goodwill amortization not deductible
             for tax purposes                       .9 %      1.0 %      1.3 %
            Tax credits                            (.3)%      (.2)%      (.7)%
            Adjustment to prior years tax
             provision                            (2.9)%       .5 %     (1.0)%
            Other                                  2.4 %     (1.2)%       .5 %
                                                 -------    -------    -------
            Actual tax provision                  40.0 %     40.0 %     40.0 %
                                                 =======    =======    =======

         Net deferred tax assets and liabilities consist of the following:

                                                     November 2,   November 3,
                                                        2002          2001
                                                        ----          ----
            Current deferred tax assets
               Deferred revenue and gains on
                sale/leaseback                            $  144         $230
               Allowances for uncollectible receivables      293          461
               Inventory capitalization                       11            9
               Closed store reserves                         279          430
               Vacation accrual                              669          433
               Accrued post-employment                       162          159
               Accrued post-retirement                       969          796
               Other                                          37           37
                                                     ------------  -----------
                                                           2,564        2,555
                                                     ------------  -----------
            Current deferred tax liabilities
               Prepaids                                     (326)        (280)
               Patronage dividend receivable              (2,603)      (2,278)
               Accelerated real estate taxes                (217)        (212)
               Prepaid pension                              (851)        (864)
                                                     ------------  -----------
                                                          (3,997)      (3,634)
                                                     ------------  -----------
            Current deferred tax liability             $  (1,433)  $   (1,079)
                                                     ============  ===========

            Noncurrent deferred tax assets
               Lease obligations                     $     4,348   $    3,558
               Minimum pension liability                   1,931        1,280
               Stock options and deferred compensation       207          104
               State loss carryforward                        85           72
                                                     ------------  -----------
                                                           6,571        5,014
               Valuation allowance                           (85)         (72)
                                                     ------------  -----------
                                                           6,486        4,942
                                                     ------------  -----------

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 -   Income Taxes - (continued)

                                                     November 2,   November 3,
                                                        2002          2001
                                                        ----          ----
            Noncurrent deferred tax liabilities
               Depreciation                               (6,529)      (5,453)
               Pension obligations                          (750)        (341)
               Other                                        (349)        (349)
                                                     ------------  -----------
                                                          (7,628)      (6,143)
                                                     ------------  -----------
            Noncurrent deferred tax liability          $  (1,142)   $  (1,201)
                                                      ===========   ==========

         At November 2, 2002 and November 3, 2001, Minimum pension liability of $1,931,000 and $1,280,000, respectively, was charged against accumulated other comprehensive income (see Note 15).

         State loss carryforwards of approximately $860,000 expire through October 2011.

         During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Taxpayers would pay an "Alternative Minimum Assessment" ("AMA"), which would be based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. An election must be made in the first year to use either the Gross Profits or Gross Receipts method and must be kept in place for five years, at which time the election may be changed. The Company is evaluating the impact that this legislation will have on its results of operations, financial position and cash flow for fiscal 2003.

Note 14 -Commitments and Contingencies
         Legal Proceedings
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Shareholder Lawsuit
         On March 27, 2002, certain shareholders (the "Plaintiffs") filed a derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The lawsuit alleges that the Defendants breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002 (see Note 11).

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 14 -Commitments and Contingencies - (continued)

         Shareholder Lawsuit - (continued)

         The parties to the litigation have tentatively agreed on a settlement proposal, subject to, among other things, approval by the Court and by the Company's director and officer liability insurance carrier. Pursuant to the terms of the proposed settlement, 1) the Company's five-year classified board will be eliminated and the Defendants will agree not to submit any proposal to the shareholders of the Company in connection with the implementation of a classified board for five years from the date of final approval of the settlement; 2) the 2001 Plan will be amended so that the maximum number of shares that can be awarded to any individual thereunder shall be 50,000; and 3) the 2001 Plan will be amended to require that the exercise price of any options or other stock based compensation granted thereunder following the date of final approval of the settlement shall be equal to the closing market price of the Company's stock on the date of grant. In addition the Chairman and Chief Executive Officer of the Company, will return to the Company 10,000 stock options previously awarded to him under the 2001 Plan. The Plaintiffs have also informed the Defendants that they intend to seek an award of attorney's fees, however, it is not possible to predict at this time the amount of fees that may be awarded.

         Commitments
         At November 2, 2002 the Company had capital commitments (net of landlord contributions) of $5,268,000 for leasehold improvements and $15,443,000 for equipment.

         Guarantees
         The Company remains contingently liable under leases assumed by third parties. As of November 2, 2002, the minimum annual rental under these leases amounted to approximately $1,697,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

Note 15 -Retirement and Benefit Plans
         Defined Benefit Plans
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of November 2, 2002, and November 3, 2001, the plans' assets included common stock of the Company with a fair value of $1,004,000 and $1,516,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans - (continued)
         Defined Benefit Plans - (continued)
         A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of November 2, 2002 and November 3, 2001 follows:
                                                       November 2,  November 3,
                                                          2002         2001
            Change in benefit obligation
               Benefit obligation - beginning of year  $  (7,178)   $  (5,772)
               Service cost                                  (94)         (63)
               Interest cost                                (511)        (454)
               Actuarial gain (loss)                        (625)      (1,517)
               Benefits paid                                 601          628
                                                       ----------  -----------
               Benefit obligation - end of year           (7,807)      (7,178)
                                                        ---------  -----------

            Change in plan assets
               Fair value of plan assets-beginning of year 5,913        6,174
               Actual return (loss) on plan assets          (995)         145
               Employer contributions                        675          402
               Benefits paid                                (601)        (628)
               Administrative expense                       (204)        (180)
                                                         --------  -----------
               Fair value of plan assets - end of year      4,788       5,913
                                                         --------  -----------

            Funded status                                 (3,019)      (1,265)

            Unrecognized prior service cost                  292          199

            Unrecognized net loss from past
             experience different from that assumed        4,827        3,205

            Unrecognized transition asset                      -           (5)

            Adjustment required to recognize
             minimum liability                            (5,119)      (3,399)
                                                     ------------  -----------

            Accrued pension cost                     $    (3,019)  $   (1,265)
                                                     ============  ===========
         Pension expense consists of the following:
                                                  Fiscal     Fiscal     Fiscal
                                                   2002        2001      2000

            Service cost - benefits earned
             during the period                 $      94   $     63   $    63
            Interest expense on benefit obligation   511        454       449
            Expected return on plan assets          (475)      (488)     (506)
            Settlement (gain) loss recognized        350          -         -
            Amortization of prior service costs       37         37        37
            Amortization of unrecognized net loss    197         67         8
            Amortization of unrecognized transition
             obligation (asset)                       (5)        (5)       (5)
                                               ----------  ---------  --------
            Total pension expense              $     709   $    128   $    46
                                               ==========  =========  ========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans - (continued)

         Defined Benefit Plans - (continued)
         The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 7.00% to 7.25% at November 2, 2002, and 7.25% to 8.00% at November 3, 2001. The expected long-term rate of return on plan assets was 8% at November 2, 2002 and November 3, 2001.

         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

         At November 2, 2002 and November 3, 2001, the accumulated benefit obligation exceeded the fair value of the plans' assets in both defined benefit plans. The provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at November 2, 2002 and November 3, 2001, a liability of $5,119,000 and $3,399,000, respectively, was included in other long-term liabilities, an intangible asset equal to the prior service cost of $292,000 and $199,000, respectively, is included in other assets, and a charge of $2,896,000 and $1,920,000 net of deferred taxes of $1,931,000 and $1,280,000, respectively, is reflected as a minimum pension liability in shareholders' equity in the Consolidated Balance Sheet.

         Multi-Employer Plans
         Health, welfare, and retirement expense was approximately $13,240,000 in fiscal 2002, $10,440,000 in fiscal 2001 and $9,155,000 in fiscal
         2000, under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

         401(k)/Profit Sharing Plan
         The Company maintains an employee 401(k) Savings Plan (the "Plan") for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 30% of compensation, to a maximum of $11,000. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2% for fiscal years 2002, 2001 and 2000. 401(k) expense for the fiscal years 2002, 2001 and 2000 was approximately $630,000, $607,000 and $507,000, respectively.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -Other Postretirement and Postemployment Benefits

         Postretirement Benefits
         The Company will provide certain current officers and provides former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at November 2, 2002 and November 3, 2001, respectively.

         A summary of the plan's funded status and the amounts recognized in the balance sheets as of November 2, 2002 and November 3, 2001, follows:

                                                        November 2, November 3,
                                                           2002        2001
            Change in benefit obligation
               Benefit obligation - beginning of year    $ (3,380)   $ (2,630)
               Service cost                                  (106)       (103)
               Interest cost                                 (238)       (214)
               Actuarial gain (loss)                         (979)       (480)
               Benefits paid                                   47          47
                                                         ---------   ---------
               Benefit obligation - end of year            (4,656)     (3,380)
                                                         ---------   ---------
            Change in plan assets
               Fair value of plan assets - beginning of year    -           -
               Actual return on plan assets                     -           -
               Employer contributions                          47          47
               Benefits paid                                  (47)        (47)
                                                         ---------   ---------
               Fair value of plan assets - end of year          -           -
                                                         ---------   ---------

            Funded status                                  (4,656)     (3,380)

            Unrecognized prior service cost                   113         137

            Unrecognized net loss from past experience
             different from that assumed                    2,150       1,278
                                                         ---------   ---------
            Accrued postretirement benefit cost        $   (2,393)   $ (1,965)
                                                         ==========  =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -Other Postretirement and Postemployment Benefits - (continued) Postretirement Benefits - (continued)
         Net postretirement benefit expense consists of the following:

                                                 Fiscal      Fiscal     Fiscal
                                                  2002        2001       2000
                                            ----------- ----------- -----------
            Service cost - benefits earned
             during the period               $      106    $    103 $        89
            Interest expense on benefit obligation  238         214         174
            Expected return on plan assets            -           -           -
            Amortization of prior service costs      23          23           2
            Amortization of unrecognized net
             loss (gain)                            108          92         149
            Amortization of unrecognized
             transition obligation (asset)            -           -           -
                                              ---------   ---------   ---------

            Postretirement benefit expense   $      475    $    432    $    414
                                              =========   =========   =========

         The assumed discount rate used in determining the postretirement benefit obligation was 7.25% and 8% as of November 2, 2002 and November 3, 2001, respectively. The weighted average rate of compensation increase was 5.50% at November 2, 2002 and 4% at November 3, 2001.

         Postemployment Benefits
         Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of November 2, 2002 and November 3, 2001 was $399,000 and $393,000, respectively.

Note 17 -Earnings Per Share
                                               Fiscal      Fiscal     Fiscal
                                                2002        2001       2000
                                            ----------- ----------- -----------
         Basic EPS
            Net income available to common
            shareholders                     $  3,240    $  3,938    $  2,382
                                             =========   =========   ========

            Weighted average shares
             outstanding                    1,024,235   1,111,727   1,117,290
                                            ----------  ----------  ---------
            Per share amount                 $   3.16    $   3.54    $   2.13
                                            =========   =========   =========

         Effect of Dilutive Securities
            Stock Options - Incremental
             shares                            51,795      12,465           -
                                           ==========   =========   =========
         Dilutive EPS
            Weighted average shares outstanding
             including incremental shares   1,076,030   1,124,192   1,117,290
                                            ----------  ----------  ----------
            Per share amount                 $   3.01    $   3.50    $   2.13
                                            =========   =========   =========

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 18 -Noncash Investing and Financing Activities
         During fiscal 2002 and 2001, the Company retired property and equipment with an original cost of $37,000 and $2,173,000 and accumulated depreciation of $33,000 and $2,109,000, respectively.

         During fiscal 2002, the Company reclassed $4,584,000 of construction in progress to leasehold improvements and equipment. During fiscal 2000, the Company reclassed $1,911,000 of construction in progress to leasehold improvements and equipment.

         At November 2, 2002, the Company had an additional minimum pension liability of $5,119,000, a related intangible asset of $292,000 and a direct charge to equity of $2,896,000, net of deferred taxes of $1,931,000. At November 3, 2001, the Company had an additional minimum pension liability of $3,399,000, a related intangible asset of $199,000 and a direct charge to equity of $1,920,000, net of deferred taxes of $1,280,000.

         During fiscal 2001, the Company recorded an increase in capital in excess of par and deferred compensation expense of $1,817,000 in accordance with its stock option plan.

         During fiscal 2002 and 2000, capital lease obligations of $9,958,000 and $21,691,000, were incurred when the Company entered into leases for one and two new stores, respectively.

         During fiscal 2002, $10,653,000 of outstanding Capital Expenditure loans were combined into the Company's Term loan.

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

         During fiscal 2000 the Company financed equipment purchased for $1,527,000.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 19 -Unaudited Summarized Consolidated Quarterly Information
         Summarized quarterly information for the years ended November 2, 2002 and November 3, 2001 was as follows:

                                              Thirteen Weeks Ended
                                      ---------------------------------------
                                    February 2, May 4,    August 3, November 2,
                                       2002      2002       2002       2002
                                       ----      ----       ----       ----

            Sales                   $252,027   $235,236  $241,544   $234,804
            Gross profit              63,392     58,883    62,289     60,527
            Net income                 1,267        183     1,203        587
            Earnings available per share:
               Basic                    1.17        .18      1.22        .59
               Diluted                  1.12        .17      1.15        .57


                                                                    Fourteen
                                                                       Weeks
                                           Thirteen Weeks Ended        Ended
                                   ------------------------------      -----
                                   January 27, April 28,  July 28,  November 3,
                                       2001      2001       2001       2001
                                       ----      ----       ----       ----

            Sales                   $238,594   $223,926  $233,052   $249,729
            Gross profit              57,829     55,625    58,356     62,399
            Net income                 1,168        963     1,044        763
            Earnings available per share:
               Basic                    1.05        .86       .94        .69
               Diluted                  1.05        .86       .94        .66

         Dilutive earnings per share amounts by quarter do not equal dilutive earnings per share amounts for the year ended November 3, 2001 due to the stock option plan being adopted in the fourth quarter.

Note 20 -Subsequent Events
         On December 4, 2002, the Company opened a new store in Woodbridge, New Jersey. This store replaced an existing store at the same location. On January 8, 2003 the Company opened a new store in Ewing, New Jersey. Capital lease obligations of $20,068,000 were incurred relating to these new stores, as well as an increase in property under capitalized leases in the same amount.

                                                                     Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                Fiscal Years Ended November 2, 2002, November 3,
                            2001 and October 28, 2000
                                 (In thousands)



                                                Additions
                                           -------------------
                                  Balance  Charge to Charge to           Balance
                               at beginning costs and  other             at end
   Description                  of year    expenses  accounts Deductions of year
   -----------                   -------   --------  -------- ---------  -------

   Fiscal year ended November 2,
    2002
     Allowance for doubtful
     accounts (deducted
     from receivables and other
     current assets)             $  873    $  266    $    -    $ 455 (1)   $ 684
                                 =======   =======   ======    =======    ======
   Fiscal year ended November 3,
    2001
     Allowance for doubtful
     accounts (deducted
     from receivables and other
     current assets)            $   543    $  400    $    -    $  70 (1)   $ 873
                                ========   =======   ========  ========    =====

   Fiscal year ended October 28,
    2000
     Allowance for doubtful
     accounts (deducted
     from receivables and other
     current assets)            $   506    $  143    $    -    $ 106 (1)   $ 543
                                ========   =======   ========  =======  ========



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

         xi. Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of the Treasury of the State of New Jersey on May 14, 2002.


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

     ****x. Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

--------------------------------------------------------------------------------
   *** Each of these Exhibits is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 28, 1989 filed with the Securities and Exchange Commission on February 9, 1990.

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

-------------------------------------------------------------------------------

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

******xxiii.      Letter Amendment to Second Amended and Restated Revolving
                  Credit and Term Loan Agreement, dated as of January 30, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

******xxiv.       Letter Amendment to Second Amended and Restated Revolving
                  Credit and Term Loan Agreement, dated as of January 30,   2002
                  between the Registrant and each of the Financial Institutions which are signatory thereto.

--------------------------------------------------------------------------------


****** Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended February 2, 2002, filed with the Securities and Exchange Commission on March 15, 2002.

 xxv. Letter Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 29, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 5, 2002.

xxvi. Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 26, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 30, 2002.

xxvii. Amendment No. 1 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 17, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

xxviii. Consent, Waiver and Amendment No. 2 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 21, 2003 between the Registrant and each of the Financial Institutions which are signatory thereto.

Exhibit 21

                             LIST OF SUBSIDIARIES
                        OF FOODARAMA SUPERMARKETS, INC.





Name of Subsidiary                                          State of
------------------                                          Incorporation
                                                            -------------
ShopRite of Malverne, Inc.                                  New York

New Linden Price Rite, Inc.                                 New Jersey

ShopRite of Reading, Inc.                                   Pennsylvania

Exhibit 3.1


                                  CERTIFICATE OF AMENDMENT
                                TO THE AMENDED AND RESTATED
                              CERTIFICATE OF INCORPORATION OF
                                FOODARAMA SUPERMARKETS, INC.

To:   Department of the Treasury
      State of New Jersey

     This  is  to  certify  that  the  Amended  and  Restated   Certificate   of
Incorporation of Foodarama Supermarkets, Inc. (herein referred to as the "Corporation"), which was filed and recorded with the Department of the Treasury of the State of New Jersey on May 13, 1970, as amended by Certificates of Amendment filed on October 17, 1986, May 12, 1987, February 16, 1993, and May 20, 1996, is hereby further amended, pursuant to the provisions of N.J. Stat. Ann. $14A 9-2 and $14A 9-2 of the New Jersey Business Corporation Act, as follows:

ARTICLE I  NAME OF CORPORATION.
      The name of the Corporation is Foodarama Supermarkets, Inc.

     ARTICLE II DATE OF ADOPTION AND TEXT OF AMENDMENTS. The following amendment (the "Amendment") to the Amended and Restated Certificate of Incorporation of the Corporation, as amended, was adopted by the shareholders of the Corporation (the "Shareholders") by a vote of two-thirds of the votes cast by the holders of shares entitled to vote thereon at the Corporation's Annual Meeting of Shareholders, which was held on May 8, 2002.

     Article Sixth of the Corporation's Amended and Restated Certificate of Incorporation is amended to read in its entirety as follows:

     The number of directors of the  Corporation  shall be the number,  not less than three (3) nor more than eleven (11), fixed from time to time by the Board of Directors. The Board of Directors shall be divided into five classes, designated Class I, Class II, Class III, Class IV and Class V, as nearly equal in number as possible, and the term of office of directors of one class shall expire at each annual meeting of shareholders, and in all cases as to each director until his successor shall be elected and shall qualify (except in cases where no successor is elected due to a reduction in the size of the Board of Directors) or until his earlier resignation, removal from office, death or incapacity. The initial term of office of directors of Class I shall expire at the annual meeting of shareholders in 2003; that of Class II shall expire at the annual meeting of  shareholders  in 2004;  that of Class III shall expire at the annual meeting of  shareholders  in 2005; that of Class IV shall expire at the annual meeting of shareholders in 2006; and that of Class V shall expire at the annual meeting in 2007; and in all cases as to each director until his successor shall be elected and shall qualify (except in cases where no successor is elected due to a reduction in the size of the Board of Directors) or until his earlier resignation, removal from office, death or incapacity. At each annual meeting of shareholders after 2002, the number of directors equal to the number of directors of the class whose term expires at the time of such meeting (or, if less, the number of directors properly nominated and qualified for election) shall be elected by a plurality vote of the shareholders to hold office until the fifth succeeding annual meeting of shareholders after their election and until their successors are elected and qualify. Additional directorships resulting from an increase in the number of directors shall be apportioned among the classes as equally as possible. Vacancies, including vacancies created by an increase in the size of the Board of Directors, shall be filled by the affirmative vote of a majority of the remaining Board of Directors, though less than a quorum, but any such director so elected shall hold office until the next succeeding annual meeting of shareholders. At such annual meeting, such director or a successor to such director shall be elected and qualified in the class to which such director is assigned to hold office for the term or remainder of the term of such class. Directors shall be assigned to each class in accordance with a resolution or resolutions adopted by the Board of Directors. Any election or removal of a director by the Corporation's shareholders shall be undertaken by a vote of the shareholders at a meeting thereof and shall not be effected by written consent. The directors need not be residents of the State of New Jersey and the directors need not be shareholders of the Corporation. This subsection
     (a) of this Article Sixth shall not be amended, altered or repealed except by the affirmative vote of the holders of not less than sixty-six and two-thirds percent (66-2/3%) of the combined voting power of the then-outstanding shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class.

ARTICLE III APPROVAL OF AMENDMENTS.

          The Corporation has Nine Hundred Eighty-Five Thousand, Three Hundred and Sixty Seven (985,367) shares of Common Stock outstanding, the holders of which were entitled to vote to approve the Amendment. At the Corporation's Annual Meeting of Shareholders on May 8, 2002, the Shareholders approved the Amendments with Six Hundred Thirty-Two Thousand, Three Hundred Sixteen (632,316) shares of Common Stock voting in favor of the Amendment. The number of shares of the Corporation's Common Stock voted against the Amendment was 314,745.

ARTICLE IV EFFECTIVE DATE OF AMENDMENTS.

          The effective date of this Certificate of Amendment shall be the date on it is filed by or on behalf of the New Jersey Secretary of State.
                                                FOODARAMA SUPERMARKETS, INC.


                                    By:    /s/ Richard J. Saker
                                           --------------------
                                  Name: Richard J. Saker
                                 Title: President

Date:   May 13, 2002

Exhibit 10.1


                                 GMAC BUSINESS CREDIT, LLC
                                461 Fifth Avenue, 21st Floor
                                 New York, New York 100171


                                                      December 17, 2002

Mr. Michael Shapiro
Foodarama Supermarkets, Inc.
922 Highway 33
Building 6, Suite 1
Freehold, NJ 07728

                           Re: Amendment No. 1 to Loan Agreement

Dear Mr. Shapiro:


       Reference is made to the Third Amended and Restated Revolving Credit and Term Loan Agreement (as amended, supplemented, restated or modified from time to time, the "Loan Agreement") dated as of the date hereof among Foodarama Supermarkets, Inc. (the "Parent") and New Linden Price Rite, Inc. ("New Linden" and, together with the Parent, each a "Borrower" and collectively, the "Borrowers"), the financial institutions named therein or which hereafter become a party thereto (collectively, "Lenders") and GMAC Business Credit, LLC ("GMACBC") as agent for the Lenders (GMACBC in such capacity, "Agent"). All capitalized terms used herein which are not defined shall have the meanings given to them in the Loan Agreement.


       By their signatures below, the parties to the Loan Agreement hereby agree that Sections 7.03(i)(x)(2)(e) and (f) of the Loan Agreement are amended in their entirety to provide as follows:

"(e) $7,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2003;
(f) $15,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2004;".


                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Other than as amended hereby, the Loan Agreement remains in full force and effect in accordance with its terms.

                                    Very truly yours,

                                    GMAC BUSINESS CREDIT, LLC, as Agent

                                    By:_________________________
                                    Name:  Thomas Maiale
                                    Title:  Vice President

Agreed to by:

NEW LINDEN PRICE RITE, INC.,
as Borrower and as Guarantor

By:_______________________________
Name:
Title:


FOODARAMA SUPERMARKETS, INC., as
Borrower and as Guarantor

By:_____________________________
Name:
Title:


SHOP RITE OF READING, INC., as Guarantor

By:_____________________________
Name:
Title:


SHOP RITE OF MALVERNE, INC., as Guarantor

By:_____________________________
Name:
Title:

Exhibit 10.2


                                    [GMACBC Letterhead]



                                    January 21, 2003



Mr. Michael Shapiro
Foodarama Supermarkets, Inc.
922 Highway 33
Building 6, Suite 1
Freehold, NJ 07728

            Re:   Consent, Waiver and Amendment No. 2 to Loan Agreement

Dear Mr. Shapiro:

      Reference is made to the Third Amended and Restated Revolving Credit and Term Loan Agreement (as amended, supplemented, restated or modified from time to time, the "Loan Agreement") dated as of September 26, 2002 among Foodarama Supermarkets, Inc. (the "Parent") and New Linden Price Rite, Inc. ("New Linden" and, together with the Parent, each a "Borrower" and collectively, the "Borrowers"), the financial institutions named therein or which hereafter become a party thereto (collectively, "Lenders") and GMAC Business Credit, LLC ("GMACBC") as agent for the Lenders (GMACBC in such capacity, "Agent"). All capitalized terms used herein which are not defined shall have the meanings given to them in the Loan Agreement.

      Borrowers have advised us, pursuant to the correspondence that is attached hereto as Exhibit A (the "Correspondence"), that (I) Parent's Local 1360 Employees' Retirement Plan has been amended and (II) certain Events of Default have occurred and are continuing under the Loan Agreement (collectively, the "Designated Defaults"), including:

            (a) the Events of Default under Section VIII(a) of the Loan Agreement resulting from the breach of the representations and warranties set forth in Section 4.10(vi) of the Loan Agreement due to the fact that, during the period(s) ended November 2, 2002, the value of all accrued benefits under all Pension Plans (other than Multiemployer Plans) exceeded the aggregate fair market value of the assets of such Plans by more than $3,000,000; and

            (b) the Events of Default under Sections VIII(a) and (d)(i) of the Loan Agreement resulting from the breach of the representations and warranties set forth in Section 4.06 of the Loan Agreement and the covenants set forth in
Section 6.06 of the Loan Agreement, respectively, due to the litigation by Symbol Technologies, Inc., a manufacturer of bar code and/or machine vision equipment ("Symbol"), against Lemelson Medical, Educational & Research Foundation Limited Partnership (the "Lemelson Foundation") in which Symbol is seeking to invalidate certain patents held by the Lemelson Foundation, as further described in the Correspondence.

      Agent and Lenders hereby

            (x) consent to the amendment of Parent's Local 1360 Employees' Retirement Plan as described in the Correspondence, provided that such amendment shall have been effectuated pursuant to documentation that is satisfactory in form and substance to Agent (such documentation, the "ERISA Amendment");

            (y) waive the following:

                  (i) any Event of Default that may have occurred and be continuing under the Loan Agreement as a result of the ERISA Amendment; and

                  (ii) the Designated Defaults, provided that the Designated Defaults described in clause (a) above are waived solely to the extent that, during the period(s) ended November 2, 2002, the value of all accrued benefits under all Pension Plans (other than Multiemployer Plans) exceeded the aggregate fair market value of the assets of such Plans by no more than $3,020,000; and

            (z) agree that the Loan Agreement is hereby amended as follows:

                  (i) Section 4.06 of the Loan Agreement is amended by deleting the reference therein to "Schedule 4.04(a)" and replacing it with "Schedule 4.06(a)"; and

                  (ii) Schedule 4.06(a) to the Loan Agreement is amended in its entirety and replaced with Schedule 4.06(a) hereto.





                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      Except as expressly provided herein, this letter agreement shall not constitute an amendment to, or waiver of, any provision of the Loan Agreement or any other documents, instruments or agreements executed and/or delivered thereunder or in connection therewith, and the Loan Agreement and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

                                    Very truly yours,

                                    GMAC BUSINESS CREDIT, LLC, as Lender and
                                    Agent

                                    By:_________________________
                                    Name:  Thomas Maiale
                                    Title:  Vice President


                                    THE BANK OF NEW YORK, as Lender

                                    By:_________________________
                                    Name:
                                    Title:


                                    CITIZENS BUSINESS CREDIT COMPANY, as Lender

                                    By:_________________________
                                    Name:
                                    Title:


                                    NATIONAL CONSUMER COOPERATIVE BANK, d/b/a
                                    National
                                    Cooperative Bank, as Lender

                                    By:_________________________
                                    Name:
                                    Title:



                        [SIGNATURES CONTINUED ON THE FOLLOWING PAGE]

               [CONTINUED SIGNATURES TO CONSENT, WAIVER AND AMENDMENT NO. 2]



Agreed to by:

NEW LINDEN PRICE RITE, INC.,
as Borrower and as Guarantor

By:_______________________________
Name:
Title:


FOODARAMA SUPERMARKETS, INC., as
Borrower and as Guarantor

By:_____________________________
Name:
Title:


SHOP RITE OF READING, INC., as Guarantor

By:_____________________________
Name:
Title:


SHOP RITE OF MALVERNE, INC., as Guarantor

By:_____________________________
Name:
Title:

                                         Exhibit A


                                       Correspondence

Mr. Thomas Maiale                                           January 7, 2003
GMAC Business Credit, LLP
461 Fifth Avenue, 21st Floor
New York, N.Y. 10017


Dear Tom:

As we move ahead to finalize our financial statements for fiscal 2002, there are a few matters relating to the Loan Agreement that require attention. Specifically, we have determined that the aggregate present value of all accrued benefits under all Foodarama Pension Plans exceeds the aggregate fair market value of the assets of such plans by $3,019,000, $19,000 more than permitted under the Loan Agreement. In addition, Foodarama is obliged to make certain amendments to the Local 1360 Pension Plan in order to conform with changes in the law. Finally, we received a letter from Eran Zur, a Nevada attorney, concerning certain claims of patent infringement that may be asserted by the Lemelson Foundation against the Company.

The underfunding of the Pension Plan relates to Section 4.10(vi). With respect to the amendment to the Pension Plan, the provisions of the Loan Agreement that deal with ERISA and employee benefit plans are Sections 4.10, 6.07 and 7.14. The amendments to the 1360 plan were made to conform with the Family and Medical Leave Act of 1993, the Unemployment Compensation Amendments of 1992, the Employee Retirement Income Security Act of 1974 and Sections 401(a) and 501(a) of the Internal Revenue Code of 1986. The Lemelson claims relate to Section 4.06.

Inasmuch as these events necessitate a waiver of events of default, please contact me so that we can discuss these issues as well as processing the waiver. Thank you for your attention to this matter.


                                    Very truly yours,
                                    FOODARAMA SUPERMARKETS, INC.


MS:md                               Michael Shapiro
                                    Senior Vice President
c:    J. Aiello

See attached

                                      Schedule 4.06(a)


                                         Litigation

1. Foodarama v. Hilltop Supermarkets, Inc. and Franklin Center Associates. Docket No. MID-L-3156-01. Foodarama has been named in an action regarding its Franklin Township store. On April 26, 2002, summary judgment was entered in favor of Foodarama. Plaintiff, Hilltop Supermarkets, Inc. has filed a motion for reconsideration, and has hired a new attorney. The motion for reconsideration was denied and Hilltop Supermarkets, Inc. has appealed the court's decision. The appeal is still pending with Foodarama's brief due on February 3, 2003. The claim against Foodarama was for approximately $450,000 and the court dismissed the complaint. The court did, however, award Hilltop Supermarkets, Inc. the additional rent under the lease for the months of September 2000 and October 2000, because a formal extension of the lease was negotiated for those two months over one year prior to the lapsing of the lease term. Further, the court found that the assignment pursuant to which Foodarama took possession of the lease allowed for extensions of the lease, and therefore the extension obligated Foodarama to pay the additional rent ($36,000) to Hilltop Supermarkets, Inc. Foodarama successfully cross-moved to have this liability shifted to Franklin Center Associates. By way of background, Foodarama took an assignment of the lease at the Franklin Township store from the Plaintiff Hilltop Supermarkets, Inc., and through a variety of agreements was required to pay a fee to the Plaintiff, Hilltop Supermarkets, Inc., above and beyond the rent paid to the landlord Franklin Center Associates. Foodarama did not renew the lease with Franklin Center Associates as it was contemplated that it would open a new store in North Brunswick at a different site. Although Foodarama did not renew the lease it retained possession of the premises, and paid rent on a month-to-month basis as a month-to-month tenant to the landlord, Franklin Center Associates.
The Plaintiff's claim against Franklin Center Associates was that it was required and obligated to provide the Plaintiff with notice that the lease was not renewed and allow an additional thirty (30) days for the Plaintiff to renew the lease itself and exercise the options under the lease. Franklin Center Associates was granted summary judgment motion on this issue.

2. Foodarama v. Unclaimed Freight, Inc. Docket No. MON-L-986-02. Unclaimed Freight ("Unclaimed Freight") was a sublessee of property leased by Foodarama and located in Reading, Pennsylvania. Foodarama had an ongoing dispute with the landlord regarding Foodarama's obligation to make repairs to the roof of the leased premises and other repairs required upon surrender of the leased premises. Foodarama and the landlord agreed to a cost of repairs of approximately $107,000. Foodarama believes it has a right to recover this amount from the sub-tenant, Unclaimed Freight. Foodarama's outside counsel has filed a lawsuit on behalf of Foodarama against Unclaimed Freight for amounts allegedly due upon the termination of Foodarama's lease with the landlord, and its sublease to Unclaimed Freight. The amount in controversy is approximately $107,000. Unclaimed Freight has refused to pay the amount due which Foodarama believes is payable pursuant to the terms of the sublease and the prime lease. The suit alleges breach of lease/contract. The sublease came to be assigned to an entity known as UFC, Inc., by way of an order issued from the United States Bankruptcy Court relating to the bankruptcy of UFC, Inc.'s predecessor, Valley Advisors, Inc. Valley Advisors, Inc. was the original sublessor. Service has been effectuated only upon the related entity Unclaimed Freight LLC. This defendant filed a motion to dismiss in lieu of an answer, and that motion has been denied. Discovery is continuing.

3. Carmen J. Maggio, Chapter 7 Trustee Of Carmen Forgione & Sons, Inc. v. Foodarama Supermarkets, Inc. Docket No. MON-L-5006-01. Carmine J. Maggio ("Maggio") Chapter 7 Trustee of Carmine Forgone & Sons, Inc. ("Forgione"), filed a complaint against Foodarama in October, 2001, claiming that Foodarama owes $27,709.88 for waste disposal services rendered by the bankrupt, Forgione. Foodarama has filed an answer denying all allegations. The Company's records show something less than $27,709.88 is due, and confirmed approximately $15,000 was due. Plaintiff has accepted 12,500. Recently, Plaintiff's counsel has amended the complaint to add a second claim. Upon further review of the bankrupt entities records an additional claim for unpaid invoices of $80,000 has been made. This information has just been recently sent to Foodarama for review.

4. Melvin Jules Bukiet, et al, v. Foodarama Supermarkets, Inc. et al. Docket No. MID-C-101-02. This lawsuit was filed in the Superior Court of New Jersey, Middlesex County Chancery Division, alleging that the directors and the named officers breached their fiduciary duties to the Company's shareholders through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan, and by proposing that the shareholders adopt the amendments to the 2001 Stock Incentive Plan and to the Company's certificate of incorporation. The plaintiffs allege that the actions have been taken to enrich and entrench the defendants at the shareholders' expense. The plaintiffs have asked the court, among other things, to reverse previous grants of options to the defendants under the 2001 Stock Incentive Plan and to enjoin the Company from submitting the proposals described above to shareholders at the 2002 annual meeting. A motion to dismiss the complaint was filed on June 7, 2002. On
November 1, 2002, plaintiffs filed a motion seeking leave to amend their complaint to add additional claims. The motions have been fully briefed and, depending on the resolution of a tentative settlement, will be argued orally.

5. Levin Properties, L.P. v. Foodarama. Levin Properties, L.P. is Foodarama's landlord of a new store located in Woodbridge, New Jersey. The new store is located in the same shopping center as a previous store leased from the landlord to Foodarama. The landlord and Foodarama did not execute a new lease for the new store. Instead, the landlord and Foodarama executed a modification of the lease for the previous store, which, among other things, modifies the lease to demise to Foodarama the new store in place of the previous store. On or about January 13, 2003, the landlord commenced a suit against Foodarama seeking, among other things, a declarative determination as to various payment obligations under the lease. The claim arises out of a dispute as to the correct commencement date for the payment of an increased rental amount under the lease. Under the lease, Foodarama was to construct the new store. The landlord was then required to reimburse Foodarama for certain construction costs up to $3,400,000 upon terms more particularly set forth in the lease. The landlord is currently withholding payment to Foodarama of a portion of those construction funds as a setoff against the increase in rental payments which the landlord alleges should have commenced on January 18, 2002. The landlord alleges that the total amount of Foodarama's delinquency in rental payments was $877,030.36 as of October 10, 2002, and further alleges that, as a result of the alleged rental delinquency, landlord is entitled to an additional $534,186 security deposit under the lease. Foodarama alleges that the increase in rental payments should not have commenced before December 2002, and that, therefore, there is no material delinquency in the payment of rent. The construction funds currently being withheld by the landlord are approximately $850,000. Additional construction funds which are or will become due from the landlord to Foodarama are approximately $850,000. Foodarama intends to assert a counterclaim against the landlord to collect payment from the landlord of funds advanced by Foodarama for the construction of the new store.

6. Symbol Technologies, Inc. v. Lemelson Medical, Educational & Research Foundation Limited Partnership. Symbol Technologies, Inc. ("Symbol"), is a supplier of bar code and/or machine vision equipment. The Lemelson Medical, Educational & Research Foundation Limited Partnership ("Lemelson") is the owner of several patents related to bar-code and machine vision equipment. In July of 1999, seven bar code manufacturers, including Symbol, jointly filed a lawsuit in Nevada federal court against Lemelson seeking a declaration that patents asserted by Lemelson against end uses of bar code equipment are invalid, unenforceable and not infringed. Symbol alleges that the suit was filed to protect the manufacturers' customers, who have received letters from Lemelson requesting licensing fees for use of the bar code and/or machine vision equipment. In March of 2000, the Symbol lawsuit was combined with another suit that was filed against Lemelson by Cognex Corporation ("Cognex"), which also was seeking a declaration that Lemelson patents that claim to cover bar code and/or machine vision equipment are invalid, unenforceable, and not infringed. The trial began in the U.S. District Court of Nevada (Las Vegas), on or about November 18, 2002, and concluded on or about January 17, 2003. Cognex has advised that the parties will be submitting post trial briefs, which are due on or before May 16, 2003, and that the judge is not expected to issue his decision before the end of July 2003. Foodarama is not a party to this litigation, however, in December of 2002, Foodarama received a letter from an attorney representing Lemelson. In the letter, the attorney alleges that Lemelson is the holder of certain patents related to bar code and machine vision equipment and that the validity of the patents is the subject of the pending litigation in Nevada. The attorney for Lemelson further alleges that, provided the validity of the patents is upheld, Lemelson intends to pursue legal action against Foodarama.

Exhibit 99.1



                                 CERTIFICATION

     I, Joseph J. Saker, Chief Executive Officer of Foodarama Supermarkets, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the Company's foregoing Annual Report on Form 10-K for the fiscal year ended November 2, 2002:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and,

(2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated January 29, 2003
                                           /S/ Joseph J. Saker
                                           ________________________
                                           Joseph J. Saker
                                           Chief Executive Officer

Exhibit 99.2




                                 CERTIFICATION

     I, Michael Shapiro, Chief Financial Officer of Foodarama Supermarkets, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the Company's foregoing Annual Report on Form 10-K for the fiscal year ended November 2, 2002:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d), and,

(2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated January 29, 2003                     /S/ Michael Shapiro
                                           -------------------
                                           Michael Shapiro
                                           Chief Financial Officer

Exhibit 23.1

                             CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration No. 333-65328) of Foodarama Supermarkets, Inc., including Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, of our report dated January 21, 2003 relating to the consolidated financial statements of Foodarama Supermarkets, Inc. which appear in the Annual Report on Form 10-K of Foodarama Supermarkets, Inc. for the fiscal year ended November 2, 2002. We also consent to the reference to our firm under the heading "Experts" in the prospectus included in the above-referenced Registration Statement and amendment thereto.



                                    /S/AMPER, POLITZINER & MATTIA P.C.

Edison, New Jersey
January 29, 2003