Form 10-Q
period 2003-02-01
FOODARAMA SUPERMARKETS INC
filed 2003-03-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                          ----------------------------


                                   FORM 10-Q

                 Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the quarterly period ended February 1, 2003

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

                                 Yes __X__            No _____


            Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No _X_


            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                     OUTSTANDING AT
            CLASS                                    March 7, 2003
            ---------                                --------------

            Common Stock                             986,867 shares
            $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets February 1, 2003 and November 2, 2002

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended February 1, 2003 and February 2, 2002

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended February 1, 2003 and February 2, 2002

                                    Notes to the Unaudited Consolidated
                                    Condensed Financial Statements

                     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     Item 3. Quantitative and Qualitative Disclosures About Market Risk

                     Item 4.        Controls and Procedures


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

PART I FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                   February 1,       November 2,
                                                      2003              2002
                                                  (Unaudited)           (1)
ASSETS                                            ------------       -----------

Current assets:
 Cash and cash equivalents                               $  4,671       $  4,280
 Merchandise inventories                                   46,140         43,707
 Receivables and other current assets                      10,081         11,214
 Prepaid and refundable income taxes                          775            257
 Related party receivables - Wakefern                       5,403          8,903
                                                         --------       --------

                                                           67,070         68,361
                                                         --------       --------

Property and equipment:
 Land                                                         308            308
 Buildings and improvements                                 1,220          1,220
 Leasehold improvements                                    50,031         41,311
 Equipment                                                124,155        114,077
 Property under capital leases                             89,264         69,867
 Construction in progress                                   5,771         15,364
                                                         --------       --------

                                                          270,749        242,147
 Less accumulated depreciation and
  amortization                                            115,238        112,360
                                                         --------       --------

                                                          155,511        129,787
                                                         --------       --------

Other assets:
 Investments in related parties                            13,373         12,758
 Goodwill                                                   1,715          1,715
 Intangibles                                                1,238          1,290
 Other                                                      3,618          3,743
 Related party receivables - Wakefern                       1,774          1,735
                                                         --------       --------

                                                           21,718         21,241
                                                         --------       --------

                                                         $244,299       $219,389
                                                         ========       ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                                 February 1,       November 2,
                                                  2003                2002
                                               (Unaudited)            (1)
LIABILITIES AND SHAREHOLDERS' EQUITY           ------------        -----------

Current liabilities:
 Current portion of long-term debt            $   7,565          $   7,158
 Current portion of long-term debt,
  related party                                     630                629
 Current portion of obligations under
  capital leases                                  1,208              1,140
 Current income taxes payable                       421                -
 Deferred income taxes                            1,433              1,433
 Accounts payable:
  Related party-Wakefern                         43,108             31,935
  Others                                         10,603             14,078
 Accrued expenses                                13,779             12,578
                                               --------           --------

                                                 78,747             68,951
                                              ----------         ----------

Long-term debt                                   30,950             35,745
Long-term debt, related party                     1,085                686
Obligations under capital leases                 82,520             63,606
Deferred income taxes                             1,275              1,142
Other long-term liabilities                      12,645             12,634
                                              ----------         ----------

                                                128,475            113,813
                                              ----------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
  2,500,000 shares; issued 1,621,767
  shares; outstanding 986,867 shares
  February 1, 2003; 986,367 shares
  November 2, 2002                                1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred Compensation                           (1,231)            (1,324)
 Retained earnings                               47,605             47,256
 Accumulated other comprehensive income:
  Minimum pension liability                      (2,896)            (2,896)
                                              ----------         ----------

                                                 49,268             48,826
 Less 634,900 shares February 1, 2003;
  635,400 shares November 2, 2002,
  held in treasury, at cost                      12,191             12,201
                                              ----------         ----------

                                                 37,077             36,625
                                              ----------         ----------
                                              $ 244,299          $ 219,389
                                              ==========         ==========
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)

                                                            13 Weeks Ended
                                                   -----------------------------
                                                      February 1,    February 2,
                                                        2003           2002
                                                    -------------  -------------

Sales                                              $   257,091      $   252,027

Cost of goods sold                                     192,334          188,635
                                                   -----------      -----------

Gross profit                                            64,757           63,392

Selling, general and
 administrative expenses                                61,891           59,412
                                                   -----------      -----------

Earnings from operations                                 2,866            3,980
                                                   -----------      -----------

Other income (expense):
  Interest expense                                      (2,321)          (1,907)
  Interest income                                           37               40
                                                   -----------      -----------

                                                        (2,284)          (1,867)

Earnings before income tax provision                       582            2,113

Income tax provision                                      (233)            (846)
                                                   -----------      -----------

Net income                                         $       349      $     1,267
                                                   ===========      ===========

Per share information:
Net income per common share:
                 Basic                             $       .35      $      1.17
                                                   ===========      ===========
                 Diluted                           $       .34      $      1.12
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                                 986,550        1,079,675
                                                   ===========      ===========
                 Diluted                             1,016,482        1,133,528
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========



See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                       13 Weeks Ended
                                                 -------------------------------
                                                 February 1,      February 2,
                                                   2003                 2002
                                                 -------------------------------
Cash flows from operating activities:
  Net income                                     $     349          $ 1,267
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                     3,832            3,405
    Amortization, goodwill                               -               35
    Amortization, intangibles                           52               53
    Amortization, deferred financing costs             115               75
    Amortization, deferred rent escalation             (79)             (58)
    Provision to value inventory at LIFO               155              100
    Deferred income taxes                              133              200
    Amortization of deferred compensation               77               81
    (Increase) decrease in
      Merchandise inventories                       (2,588)          (2,899)
      Receivables and other current assets            (556)          (1,296)
      Prepaid and refundable income taxes             (518)            (113)
      Other assets                                      28             (443)
      Related party receivables-Wakefern             3,461            4,382
    Increase (decrease) in
      Accounts payable                               7,698            3,428
      Income taxes payable                             421             (704)
      Other liabilities                              1,307           (1,838)
                                                 ---------        ----------
                                                    13,887            5,675
                                                 ----------       ----------
Cash flows from investing activities:
  Construction advance due from landlords            1,845                -
  Cash paid for the purchase of property
   and equipment                                    (8,150)          (3,470)
  Cash paid for construction in progress            (2,009)            (261)
  Deposits on equipment                               (156)               -
  Increase in related party receivables-other            -               (1)
                                                  ---------          -------
                                                    (8,470)          (3,732)
                                                 -----------        --------
Cash flows from financing activities:
  Proceeds from issuance of debt                     5,595            4,000
Principal payments under long-term debt             (9,983)          (3,456)
  Principal payments under capital
   lease obligations                                  (415)            (298)
  Principal payments under long-term
   debt, related party                                (215)            (252)
  Deferred financing costs                             (18)               -
  Proceeds from exercise of stock options               10                -
  Repurchase of common stock                             -             (442)
                                                  --------       ------------
                                                    (5,026)            (448)
                                                 ----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                391            1,495
CASH AND CASH EQUIVALENTS, BEGINNING OF
   THE PERIOD                                        4,280            4,219
                                                 ----------          -------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD     $   4,671          $ 5,714
                                                 ==========        =========
See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation
-------------------------------
The unaudited Consolidated Condensed Financial Statements as of or for the period ending February 1, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 2002 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 2002.

At both February 1, 2003 and November 2, 2002, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. Effective November 3, 2002 the Company changed from the 80% LIFO method to the 100% LIFO method. The effect of this change on the first quarter ended February 1, 2003 was to decrease net income $54,000 ($.05 per diluted share). If the FIFO method had been used for the entire inventory, inventories would have been $2,175,000 and $2,020,000 higher than reported at February 1, 2003 and November 2, 2003, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------

Accounting for Goodwill and Other Intangible Assets
---------------------------------------------------
Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets." Goodwill and other intangibles that have indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit and as such, impairment is tested at the company level. During the first quarter of fiscal 2003, the Company completed goodwill transition and annual impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of November 3, 2002.

The gross carrying amount and accumulated amortization of the Company's other intangible assets as of February 1, 2003 and November 2, 2002 are as follows:

                                 February 1, 2003            November 2, 2002
                                 ----------------            ----------------
                                              (in thousands)
                            Gross                       Gross
Amortized Intangible       Carrying     Accumulated    Carrying     Accumulated
Assets                      Amount     Amortization     Amount     Amortization
                              ------     ------------     ------     ----------
    Bargain Leases           $ 3,918        $ 2,900     $ 3,918         $ 2,848

Unamortized Intangible
Assets
    Liquor Licenses              220              -         220               -
                            ----------------------------------------------------
Total                        $ 4,138         $ 2,900     $ 4,138         $ 2,848
                            ====================================================

Amortization expense recorded on the intangible assets for the thirteen weeks ended February 1, 2003 and February 2, 2002 was $52,000 and $53,000, respectively. As a result of the adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for each of the five succeeding fiscal years is as follows:

            Fiscal Year                (In thousands)
            -----------                --------------
                2003                       $192
                2004                        106
                2005                        106
                2006                        106
                2007                        106

The following table illustrates net income available to common stockholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:

                                             Thirteen weeks ended
                        --------------------------------------------------------
                            February 1, 2003                February 2, 2002
                            ----------------                ----------------
                                    (in thousands, except per share data)
                                 Basic      Diluted              Basic   Diluted
                                earnings   earnings            earnings earnings
                        Net      per        per         Net       per      per
                      Income    share      share      Income     share    share
                      ------    ------     ------     ------     ------   ------
Reported net income     $349     $.35       $.34     $ 1,267       $1.17   $1.12

Goodwill amortization      -        -          -          35         .03     .03

                      ----------------------------------------------------------
Adjusted net income     $349     $.35       $.34     $ 1,302       $1.20   $1.15
                      ==========================================================

Accounting for Asset Retirement Obligations
-------------------------------------------
Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no significant impact from the adoption of SFAS 143 in the quarter ended February 1, 2003.

Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. There was no significant impact from the adoption of SFAS 145 in the quarter ended February 1, 2003.

Accounting for Costs Associated with Exit or Disposal Activities
----------------------------------------------------------------
Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. There was no significant impact from the adoption of SFAS 146 in the quarter ended February 1, 2003.


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Critical Accounting Policies and Estimates
------------------------------------------
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a stockholder of Wakefern and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended November 2, 2002. As of February 1, 2003 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------
The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility

(the "Capex Facility") of up to $20,000,000. As of February 1, 2003 the Company owed $23,750,000 on the Term Loan and $1,595,274 under the Capex Facility.

On January 31, 2003 the Company financed the purchase of $4,000,000 of equipment for the new store location in Woodbridge, New Jersey. The note bears interest at 6.45% and is payable in monthly installments over its seven year term.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of February 1, 2003:

                                                      Actual
Financial                Credit                      (As defined in the
Covenant                 Agreement                    Credit Agreement)
---------                ---------                   ---------------------
Adjusted EBITDA (1)      Greater than $16,500,000      $ 19,931,000
Leverage Ratio (1)       Less than 3.6 to 1.00         2.02 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.10 to 1.00     1.87 to 1.00
Adjusted Capex (2)       Less than $5,740,000 (3)(5)   $  1,393,000 (4)
Store Project Capex      Less than $23,175,000 (3)(5)  $  8,766,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.
(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.
(3) Represents limitations on capital expenditures for fiscal 2003.
(4) Represents capital expenditures for the quarter ended February 1,2003.
(5) Does not include amounts not used in the prior fiscal year and available to be carried forward to fiscal 2003: $2,589,000 for Adjusted Capex and $8,191,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital
---------------
At February 1, 2003, the Company had a working capital deficiency of $11,677,000 compared to deficiencies of $590,000 at November 2, 2002 and $6,952,000 at February 2, 2002. Since the end of fiscal 2002 the working capital deficiency increased as the result of the collection of related party receivables from Wakefern related to the fiscal 2002 patronage dividend receivable and the increase in related party accounts payable to Wakefern resulting from increased sales, the inventory for the new Woodbridge and Ewing stores and the deferral of payment for Wakefern promotional programs. Funds used to pay these accounts payable will come from the revolving credit facility thereby increasing the Revolving Note which is classified as long-term borrowings. This will result in a corresponding increase in working capital. Receivables and other current assets include receivables due from the landlord for construction allowances for the Woodbridge, New Jersey location. These receivables are currently in dispute as a result of litigation with the landlord over the correct commencement date of the lease for the new Woodbridge location. The Company denies the landlord's allegations, and the amount and timing of collection of the construction allowances will depend upon the outcome of the litigation. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital.

During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey gross receipts or New Jersey gross profits, if the AMA exceeds the tax based on net income. The Company has reflected in its current tax provision the effect of the AMA. The AMA increased the Company's current tax liability by $317,000.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      February 1, 2003    .85 to 1.0
      November 2, 2002    .99 to 1.0
      February 2, 2002    .90 to 1.0




Cash flows (in millions) were as follows:

                              Thirteen Weeks Ended
                           -----------------------------
                           2/1/03                 2/2/02
                           ------                 ------
Operating activities...    $ 13.9                  $ 5.7
Investing activities...      (8.5)                  (3.7)
Financing activities...      (5.0)                   (.5)
                           -------                  -----

       Totals              $   .4                  $ 1.5
                           =======                 ======

The Company had $19,656,000 of available credit, at February 1, 2003, under its revolving credit facility. The Company has capital commitments (net of landlord contributions) of $9,461,000 for equipment and $3,143,000 for leasehold improvements related to two stores which are under construction and the two stores which opened in the quarter ended February 1, 2003. Two of these are replacement stores, one is a new store and one is an expansion and remodeling of an existing store. All of these projects are in central New Jersey, are or will be World Class stores and have opened or are expected to open in the third quarter of fiscal 2003. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2003.

For the 13 weeks ended February 1, 2003 depreciation was $3,832,000 while capital expenditures totaled $10,159,000, compared to $3,405,000 and $3,731,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the two new locations opened in Woodbridge and Ewing, New Jersey in December 2002 and January 2003, respectively, as well as two additional capitalized real estate leases. The increase in capital expenditures was due to the acquisition of equipment and leasehold improvements for the locations opened in the first quarter of fiscal 2003 and the two stores under construction as compared with only one new location opened in the first quarter of fiscal 2002.

Results of Operations     (13 weeks ended February 1, 2003 compared to 13
---------------------      weeks ended February 2, 2002)

Sales:
------
Sales for the current period totaled $257.1 million as compared to $252.0 million in the prior year period. Same store sales from the twenty stores in operation in both periods decreased 1.4%. This decrease was primarily due to a softening in the economy, the effect of competitive store openings and the impact of deflation in certain product categories.

Sales for the current quarter included the operations of the new locations opened in December 2002 and January 2003 in Woodbridge and Ewing, New Jersey, respectfully. The location in Woodbridge replaced an older, smaller store in the same shopping center.

Gross Profit:
-------------
Gross profit as a percent of sales was 25.2% for both fiscal 2003 and fiscal 2002. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.9 million in the current year period compared to $1.7 million in the prior year period.

Operating Expenses:
-------------------
Selling, general and administrative expenses as a percent of sales were 24.1% versus 23.6% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .23%, occupancy increased .13%, other store expenses, which included Wakefern support services and debit/credit card fees, increased .05%, depreciation, including depreciation on capitalized leases, increased .14%, and pre-opening costs increased .25%. These increases were partially offset by a decrease in selling expense of .16%, supplies of .07% and administration of .07%. The increase in labor and related fringe benefits was the result of contractual increases in fringe benefits. Pre-opening costs were for the new Woodbridge and Ewing stores opened in December 2002 and January 2003, respectfully.

Interest Expense:
-----------------
Interest expense increased to $2,321,000 from $1,907,000, while interest income was $37,000 compared to $40,000 for the prior year period. The increase in interest expense for the current year period was due to a net increase in average outstanding debt, including capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------
An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:
-----------
Net income was $349,000 in the current year period compared to $1,267,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $6,786,000 as compared to $7,490,000 in the prior year period. Net income per common share on a diluted basis was $.34 in the current period compared to $1.12 in the prior year period. Per share calculations are based on 1,016,482 shares outstanding in the current year period and 1,133,528 shares outstanding in the prior year period.



          Item 3. Quantitative and Qualitative Disclosures About Market Risk
          ------------------------------------------------------------------
Except for indebtedness under the Credit Agreement which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.



          Item 4.    Controls and Procedures
          ----------------------------------
As required by Rule 13a-15 under the Exchange Act, within ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor and Principal Accounting Officer also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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


                                            FOODARAMA SUPERMARKETS, INC.
                                            ----------------------------
                                                    (Registrant)


Date:  March 14, 2003                     /S/    MICHAEL SHAPIRO
                                          ------------------------------
                                                   (Signature)
                                         Michael Shapiro
                                         Senior Vice President
                                         Chief Financial Officer


Date:  March 14, 2003                     /S/    THOMAS H. FLYNN
                                         ------------------------------
                                                    (Signature)
                                         Thomas H. Flynn
                                         Director of Accounting
                                         Principal Accounting Officer

                                  CERTIFICATION
    I, Joseph J. Saker, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Foodarama Supermarkets, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003                       /S/ JOSEPH J. SAKER, SR.
                                           ------------------------
                                                 (Signature)
                                           Joseph J. Saker, Sr.
                                           Chief Executive Officer

                                  CERTIFICATION
   I, Michael Shapiro, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Foodarama Supermarkets, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003                       /S/ MICHAEL SHAPIRO
                                           -------------------
                                                 (Signature)
                                           Michael Shapiro
                                           Chief Financial Officer

Exhibit 99.1



                                  CERTIFICATION

          I, Joseph J. Saker, Sr., certify that:


1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended February 1, 2003 of Foodarama Supermarkets, Inc.;

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


Date: March 14, 2003


                                           /S/ JOSEPH J. SAKER, SR.
                                           ---------------------------
                                                  (Signature)
                                           Joseph J. Saker, Sr.
                                           Chairman and Chief Executive Officer

Exhibit 99.2




                                  CERTIFICATION

          I, Michael Shapiro, certify that:


1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended February 1, 2003 of Foodarama Supermarkets, Inc.;

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



Date: March 14, 2003


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