Form 10-Q
period 2003-05-03
FOODARAMA SUPERMARKETS INC
filed 2003-06-17
CIK 37914

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSIONN
                            Washington D.C.  20549

                                 FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended May 3, 2003

                      Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New Jersey                                21-0717108
        -------------------------------               --------------------
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

                                    Yes   X     No
                                        ------      ------

    Indicate by check mark whether the Registrant is an accelerated filer
   (as  defined in Rule 12b-2 of the Exchange Act).  Yes ____    No ___X__



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                      OUTSTANDING AT
         CLASS                                         June 6, 2003
    ---------------                                   --------------
    Common Stock                                      986,867 shares
    $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                      Item 1.    Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets May 3, 2003 and November 2, 2002

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended May 3, 2003 and May 4, 2002

                                 Unaudited Consolidated Condensed Statements of Operations for the twenty six weeks ended May 3, 2003 and May 4, 2002

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the twenty six weeks ended May 3, 2003 and May 4, 2002

                                 Notes to the Unaudited Consolidated Condensed Financial Statements

                     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                     Item 3. Quantitative and Qualitative Disclosures About Market Risk
                     Item 4.     Controls and Procedures

                 PART II.  OTHER INFORMATION
                     Item 1.     Legal Proceedings
                     Item 4.     Submission of Matters to a Vote of
                                 Securityholders
                     Item 6.     Exhibits and Reports on Form 8-K

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                                    May 3,    November 2,
                                                     2003        2002
                                                 (Unaudited)     (1)
                                                 -----------  -----------
ASSETS

Current assets:
 Cash and cash equivalents                         $  4,388   $  4,280
 Merchandise inventories                             47,644     43,707
 Receivables and other current assets                 9,938     11,214
 Prepaid and refundable income taxes                  1,268        257
 Related party receivables - Wakefern                 5,640      8,903
                                                    --------   --------

                                                     68,878     68,361
                                                   --------   --------

Property and equipment:
 Land                                                   308        308
 Buildings and improvements                           1,220      1,220
 Leasehold improvements                              51,874     41,311
 Equipment                                          125,762    114,077
 Property under capital leases                       96,565     69,867
 Construction in progress                            11,176     15,364
                                                   --------   --------
                                                    286,905    242,147
 Less accumulated depreciation and
 amortization                                       119,509    112,360
                                                   --------   --------

                                                    167,396    129,787
                                                   --------   --------

Other assets:
 Investments in related parties                      13,373     12,758
 Goodwill                                             1,715      1,715
 Intangibles, net                                     1,185      1,290
 Other                                                3,621      3,743
 Related party receivables - Wakefern                 1,816      1,735
                                                   --------   --------

                                                     21,710     21,241
                                                   --------   --------

                                                   $257,984   $219,389
                                                  =========  =========
                                                           (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                                 May 3,         November 2,
                                                 2003               2002
                                              (Unaudited)           (1)
                                              -----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   7,580          $   7,158
 Current portion of long-term debt,
  related party                                     630                629
 Current portion of obligations under
  capital leases                                  1,304              1,140
 Current income taxes payable                       944                 -
 Deferred income taxes                            1,433              1,433
 Accounts payable:
  Related party-Wakefern                         33,580             31,935
  Others                                          8,656             14,078
 Accrued expenses                                12,721             12,578
                                              ---------          ---------

                                                 66,848             68,951
                                              ---------          ---------

Long-term debt                                   49,474             35,745
Long-term debt, related party                       928                686
Obligations under capital leases                 89,369             63,606
Deferred income taxes                             1,332              1,142
Other long-term liabilities                      12,735             12,634
                                              ---------         ----------

                                                153,838            113,813
                                              ---------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 986,867 shares May 3, 2003;
   986,367 shares November 2, 2002                1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred compensation                           (1,138)            (1,324)
 Retained earnings                               47,733             47,256
 Accumulated other comprehensive income:
  Minimum pension liability                      (2,896)            (2,896)
                                              ----------        -----------

                                                 49,489             48,826
 Less 634,900 shares May 3, 2003;
  635,400 shares November 2, 2002,
  held in treasury, at cost                      12,191             12,201
                                              ----------       -----------
                                                 37,298             36,625
                                              ----------        ----------

                                              $ 257,984         $  219,389
                                              ==========        ==========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                     13 Weeks Ended
                                               -------------------------
                                                  May 3,        May 4,
                                                   2003          2002
                                               -----------     ---------

Sales                                          $  254,578      $ 235,236

Cost of goods sold                                187,995        176,353
                                               -----------    -----------

Gross profit                                       66,583         58,883

Selling, general and
 administrative expenses                           63,400         56,529
                                               -----------     ----------

Earnings from operations                            3,183          2,354
                                               -----------     ----------

Other income (expense) :
  Interest expense                                 (3,010)        (2,080)
  Interest income                                      40             31
                                               -----------     ----------

                                                   (2,970)        (2,049)

Earnings before income tax provision                  213            305

Income tax provision                                  (85)          (122)
                                               -----------     ----------


Net income                                     $      128      $     183
                                              ===========     ===========

Per share information:

Net income per common share:
                 Basic                          $      .13      $      .18
                                               ===========     ===========
                 Diluted                        $      .13      $      .17
                                               ===========     ===========

Weighted average shares outstanding:
                 Basic                             986,867       1,045,341
                                                ===========     ==========
                 Diluted                         1,011,948       1,101,999
                                                ===========     ==========





Dividends per common share                           -0-            -0-
                                              =============    ============

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                          26 Weeks Ended
                                                  ---------------------------
                                                     May 3,         May 4,
                                                      2003           2002
                                                  -----------    ------------

Sales                                              $ 511,669      $ 487,263

Cost of goods sold                                   380,329        364,988
                                                  -----------     ----------

Gross profit                                         131,340        122,275

Selling, general and
 administrative expenses                             125,291        115,941
                                                  -----------     ----------

Earnings from operations                               6,049          6,334
                                                  -----------     ----------

Other income (expense):
  Interest expense                                    (5,331)        (3,987)
  Interest income                                         77             71
                                                  -----------      ---------
                                                      (5,254)        (3,916)

Earnings before income tax provision                     795          2,418

Income tax provision                                    (318)          (968)
                                                  -----------      ---------

Net income                                          $    477       $  1,450
                                                    =========      =========

Per share information:

Net income per common share:
                 Basic                            $      .48      $    1.36
                                                  ===========     ==========
                 Diluted                          $      .47      $    1.30
                                                  ===========     ==========

Weighted average shares outstanding:
                 Basic                               986,710      1,062,509
                                                 ============     =========
                 Diluted                           1,014,500      1,118,497
                                                 ============     =========




Dividends per common share                               -0-            -0-
                                                =============    ============


See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                     26 Weeks Ended
                                               -----------------------
                                                   May 3,    May 4,
                                                   2003        2002
                                               ----------    --------
Cash flows from operating activities:
  Net income                                      $   477    $  1,450
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                    8,121       6,852
    Amortization, goodwill                              -          70
    Amortization, intangibles                         105         106
    Amortization, deferred financing and other costs  234         159
    Amortization, deferred rent escalation           (153)       (115)
    Provision to value inventory at LIFO              391         240
    Deferred income taxes                             190         210
    Amortization of deferred compensation             165         182
    (Increase) decrease in
      Merchandise inventories                      (4,328)       (487)
      Receivables and other current assets           (158)       (116)
      Prepaid and refundable income taxes          (1,011)       (108)
      Other assets                                    (26)       (528)
      Related party receivables-Wakefern            3,182       3,601
    Increase (decrease) in
      Accounts payable                             (3,777)     (5,826)
      Income taxes payable                            944        (704)
      Other liabilities                               418      (1,792)
                                                  -------    ---------

                                                    4,774       3,194
                                                  -------    ---------
Cash flows from investing activities:
  Construction advance due from landlords - net       605           -
  Cash paid for the purchase of property
   and equipment                                   (10,791)    (5,020)
  Cash paid for construction in progress            (7,414)      (855)
  Increase in related party receivables-other            -         (1)
                                                 ---------   ---------
                                                   (17,600)    (5,876)
Cash flows from financing activities:            ----------  ---------
  Proceeds from issuance of debt                   17,885      11,662
  Principal payments under long-term debt          (3,734)     (2,603)
  Principal payments under capital
   lease obligations                                 (771)       (538)
  Principal payments under long-term
   debt, related party                               (372)       (462)
  Deferred financing and other costs                  (84)          -
  Proceeds from exercise of stock options              10           5
  Repurchase of common stock                            -      (4,524)
                                                  -------    ---------
                                                   12,934       3,540
                                                  -------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS               108         858

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,280       4,219
                                                 ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  4,388    $  5,077
                                                 =========   =========
See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, May 3, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 2002 has been derived from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 2002.

At both May 3, 2003 and November 2, 2002, approximately 82% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. Effective November 3, 2002 the Company changed from the 80% LIFO method to the 100% LIFO method. The effect of this change on the six months ended May 3, 2003 was to decrease net income $54,000 ($.05 per diluted share). If the FIFO method had been used for the entire inventory, inventories would have been $2,411,000 and $2,020,000 higher than reported at May 3, 2003 and November 2, 2002, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
Accounting for Asset Retirement Obligations

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no significant impact from the adoption of SFAS 143 in the thirteen and twenty six weeks ended May 3, 2003.

Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. There was no significant impact from the adoption of SFAS 145 in the thirteen and twenty six weeks ended May 3, 2003.

Accounting for Costs Associated with Exit or Disposal Activities

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. There was no significant impact from the adoption of SFAS 146 in the thirteen and twenty six weeks ended May 3, 2003.

Accounting for Stock Based Compensation - Transition and Disclosure

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," which amends SFAS No. 123 ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS 148 is effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report (See Note 4). The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations.

Note 3   Goodwill and Other Intangible Assets

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

The gross carrying amount and accumulated amortization of the Company's other intangible assets as of May 3, 2003 and November 2, 2002 are as follows:
                                    May 3, 2003              November 2, 2002
                                    -----------              ----------------
                                              (in thousands)
                                   Gross Gross
                            Carrying     Accumulated    Carrying     Accumulated
                             Amount     Amortization     Amount     Amortization
                        --------------------------------------------------------
Amortized Intangible
Assets
    Bargain Leases            $3,918         $ 2,953      $3,918         $ 2,848
Unamortized Intangible
Assets
    Liquor Licenses              220               -         220               -

                        --------------------------------------------------------
Total                         $4,138         $ 2,953      $4,138         $ 2,848
                        ========================================================

Amortization expense recorded on the intangible assets for both the thirteen weeks ended May 3, 2003 and May 4, 2002 was $53,000, and was $105,000 and $106,000, respectively, for the twenty six weeks ended May 3, 2003 and May 4, 2002. As a result of the adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for each of the five succeeding fiscal years is as follows:

            Fiscal Year                (In thousands)
            -----------                --------------
                2003                       $192
                2004                        106
                2005                        106
                2006                        106
                2007                        106

The following tables illustrate net income available to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:

                                             Thirteen Weeks Ended
                        --------------------------------------------------------
                               May 3, 2003                    May 4, 2002
                               -----------                    -----------
                                    (in thousands, except per share data)

                                            Diluted                      Diluted
                                  Basic     earnings           Basic    earnings
                        Net     earnings   per share  Net     earnings    per
                      Income    per share    share   Income   per share  share
                      ------    ---------    -----   ------   ---------  -----
Reported net income    $128       $.13       $.13    $ 183     $ .18      $.17

Goodwill amortization     -          -          -       35       .03       .03

                 ---------------------------------------------------------------
Adjusted net income    $128       $.13       $.13    $ 218      $.21      $.20
                 ===============================================================



                                            Twenty Six Weeks Ended
                 ---------------------------------------------------------------

                               May 3, 2003                    May 4, 2002
                               -----------                    -----------
                                    (in thousands, except per share data)

                                            Diluted                      Diluted
                                 Basic     earnings             Basic   earnings
                        Net     earnings     per    Net        earnings    per
                      Income   per share    share  Income      per share  share
                 ---------------------------------------------------------------
Reported net income    $477       $.48       $.47  $ 1,450      $ 1.36     $1.30

Goodwill amortization     -          -          -       70         .06       .06


                 ---------------------------------------------------------------
Adjusted net income    $477       $.48       $.47  $ 1,520       $1.42     $1.36
                 ===============================================================


Note 4 - Stock-Based Compensation

The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                 Thirteen Weeks            Twenty Six Weeks
                                      Ended                      Ended
                             ------------------------   ------------------------
                                May 3,      May 4,         May 3,      May 4,
                                2003        2002           2002        2002
                             ------------------------   ------------------------
Net income - as reported     $  128,000  $  183,000     $  477,000  $1,450,000

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the intrinsic
value method for expense
determined under the fair value
based method, net of related tax
effects                          20,000      19,750         40,000      39,500

                            -----------------------   ------------------------

Pro forma net income           $108,000    $163,250       $437,000  $1,410,500
                            ========================   ========================

Earnings per share

Basic, as reported               $  .13      $  .18         $  .48      $ 1.36
                            ========================   ========================

Basic, pro forma                 $  .11      $  .16         $  .44      $ 1.33
                            ========================   ========================


Diluted, as reported             $  .13      $  .17         $  .47      $ 1.30
                            ========================   ========================

Diluted, pro forma               $  .11      $  .15         $  .43      $ 1.26
                            ========================   ========================

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a stockholder of Wakefern and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended November 2, 2002. As of May 3, 2003 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of May 3, 2003 the Company owed $22,500,000 on the Term Loan and $5,899,621 under the Capex Facility.

On January 31, 2003 the Company financed the purchase of $4,000,000 of equipment for the new store location in Woodbridge, New Jersey. The note bears interest at 6.45% and is payable in monthly installments over its seven year term.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of May 3, 2003:
                                                        Actual
Financial                   Credit                     (As defined in the
Covenant                   Agreement                    Credit Agreement)
---------                  ---------                   ------------------
Adjusted EBITDA (1)      Greater than $17,000,000         $ 21,129,000
Leverage Ratio  (1)      Less than 3.5 to 1.00            2.77 to 1.00
Debt Service Coverage
 Ratio                   Greater than 1.10 to 1.00        1.93 to 1.00
Adjusted Capex  (2)      Less than  $5,740,000 (3)(5)     $  5,628,000 (4)
Store Project Capex      Less than $23,175,000 (3)(5)     $ 13,406,000 (4)


(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3) Represents limitations on capital expenditures for fiscal 2003.

(4) Represents capital expenditures for the 26 weeks ended May 3, 2003.

(5) Does not include amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2003: $2,589,000 for Adjusted Capex and $8,191,000 for Store Project Capex.


No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At May 3, 2003, the Company had working capital of $2,030,000 compared to deficiencies of $590,000 at November 2, 2002 and $1,466,000 at May 4, 2002. The improvement in working capital from November 2, 2002 was primarily due to an increase in inventory, which was a result of new store openings in Woodbridge, Ewing and North Brunswick, New Jersey, and the reduction of accounts payable which increased the Revolving Note which is classified as long-term borrowings. This increase in the Revolving Note was partially offset by the collection of $3,263,000 of current related party receivables. Receivables and other current assets include receivables due from the landlord for construction allowances for the Woodbridge, New Jersey location. These receivables are currently in dispute resulting in litigation with the landlord over the correct commencement date of the lease for the new Woodbridge location. The Company denies the landlord's allegations, and the amount and timing of collection of the construction allowances will depend upon the outcome of the litigation. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital.

During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey gross receipts or New Jersey gross profits, if the AMA exceeds the tax based on net income. The Company has reflected in its current tax provision the effect of the AMA. The AMA increased the Company's current tax liability by $659,000.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

May 3, 2003           1.03 to 1.0
November 2, 2002       .99 to 1.0
May 4, 2002            .98 to 1.0


Cash flows (in millions) were as follows:

                               Twenty Six Weeks Ended
                          ---------------------------------
                          May 3, 2003           May 4, 2002
                          -----------           -----------
Operating activities...    $ 4.8                  $ 3.2
Investing activities...    (17.6)                 ( 5.9)
Financing activities...     12.9                    3.5
                           ----------           -----------
       Totals              $  .1                  $  .8
                           ==========           ===========

The Company had $4,950,000 of available credit, at May 3, 2003, under its revolving credit facility. The Company has capital commitments (net of landlord contributions) of $6,575,000 for equipment and $5,776,000 for leasehold improvements related to four stores which are under construction, one of which opened on May 7, 2003. Two of these are replacement stores, one is a new store and one is an expansion and remodeling of an existing store. All of these projects are in central New Jersey, are or will be World Class stores and have opened or are expected to open either in the fourth quarter of fiscal 2003 or late in fiscal 2004. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2003.

For the 26 weeks ended May 3, 2003, depreciation was $8,121,000 while capital expenditures, excluding capitalized leases, totaled $19,034,000, compared to $6,852,000 and $5,875,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the two new locations opened in Woodbridge and Ewing, New Jersey in December 2002 and January 2003, respectively, as well as three additional capitalized real estate leases. The increase in capital expenditures was due to the acquisition of equipment and leasehold improvements for the locations opened in the first quarter of fiscal 2003, the construction and equipment for our new bakery commissary and two of the stores under construction, as compared with only one new location opened in the first quarter of fiscal 2002.

Results of Operations    (13 weeks ended May 3, 2003 compared to 13
---------------------     weeks ended May 4, 2002)
Sales:

Same store sales from the twenty one stores in operation in both periods increased 1.7%. This increase in comparable store sales was partially offset by the effect of the soft economy, the impact of deflation in certain product categories and decreased sales in certain of the Company's stores affected by competitive store openings. Sales for the current period totaled $254.6 million as compared to $235.2 million in the prior year period. Sales for the current quarter included the operations of the new locations opened in December 2002 and January 2003 in Woodbridge and Ewing, New Jersey, respectfully. The location in Woodbridge replaced an older, smaller store in the same shopping center.

Gross Profit:

Gross profit as a percent of sales increased to 26.2% of sales compared to 25.0% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $1.8 million in the current period compared to $1.7 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the new Woodbridge and Ewing locations. This increase was offset in part by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Operating, general and administrative expenses as a percent of sales were 24.9% versus 24.0% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .23%, depreciation, including depreciation on capitalized leases, increased .21%, administrative expense increased .28%, selling expense increased .06%, supplies increased .05%, pre-opening costs increased .12% and miscellaneous income decreased .04%. These increases were partially offset by decreases in occupancy expense of .12%. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge and Ewing stores, increased sales in service intensive departments and contractual increases in fringe benefits. The increase in administrative expense was primarily the result of an increase in the reserve for closed store expense and increased medical and pension costs for administrative personnel. Pre-opening costs were for the new North Brunswick, New Jersey store opened on May 7, 2003.

Interest Expense:

Interest expense increased to $3,010,000 from $2,080,000, while interest income was $40,000 compared to $31,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $128,000 in the current year period compared to $183,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $7,570,000 as compared to $5,916,000 in the prior year period. Net income per common share on a diluted basis was $.13 in the current period compared to $.17 in the prior year period. Per share calculations are based on 1,011,948 shares outstanding in the current year period and 1,101,999 shares outstanding in the prior year period.

EBITDA is presented because management believes that EBITDA is a useful supplement to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. The following table reconciles reported net income to EBITDA:

                                 Thirteen Weeks Ended
                            -------------------------------
                            May 3, 2003         May 4, 2002
                            -----------         -----------
Net income                  $   128,000         $   183,000
Add:
 Interest expense, net        2,970,000           2,049,000
 Income tax provision            85,000             122,000
 Depreciation                 4,289,000           3,447,000
 Amortization                    98,000             115,000
                             ----------          ----------

EBITDA                      $ 7,570,000         $ 5,916,000
                            ===========         ===========

Results of Operations (26 weeks ended May 3, 2003 compared to 26 weeks ended May 4, 2002)

Sales:
Same store sales from the twenty stores in operation in both periods decreased ..1%. This decrease in comparable store sales was primarily due to a softening in the economy, the effect of competitive store openings and the impact of deflation in certain product categories, partially offset by increased sales in certain of the Company's stores. Sales for the current twenty six week period totaled $511.7 million as compared to $487.3 million in the prior year period.

Sales for the current twenty six week period included the operations of three new locations opened in Middletown, New Jersey in November 2001, Woodbridge, New Jersey in December 2002 and Ewing, New Jersey in January 2003. The locations in Middletown and Woodbridge replaced older, smaller stores in the same shopping centers.

Gross Profit:

Gross profit as a percent of sales increased to 25.7% of sales compared to 25.1% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $3.7 million in the current period compared to $3.4 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the new locations. This increase was offset in part by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 24.5% versus 23.8% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .24%, depreciation, including depreciation on capitalized leases, increased .18%, administrative expense increased .10% and pre-opening costs increased .18%. These increases were partially offset by decreases in selling expense of .06%. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge and Ewing stores, increased sales in service intensive departments and contractual increases in fringe benefits. The increase in administrative expense was the result of an increase in the reserve for closed store expense and increased medical and pension costs for administrative personnel. Pre-opening costs were for the new Woodbridge, Ewing and North Brunswick stores opened in December 2002, January 2003 and May 2003, respectively.

Interest Expense:

Interest expense increased to $5,331,000 from $3,987,000, while interest income was $77,000 compared to $71,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $477,000 in the current year period compared to $1,450,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $14,356,000 as compared to $13,406,000 in the prior year period. Net income per common share on a diluted basis was $.47 in the current period compared to $1.30 in the prior year period. Per share calculations are based on 1,014,500 shares outstanding in the current period and 1,118,497 shares outstanding in the prior year period.

EBITDA is presented because management believes that EBITDA is a useful supplement to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. The following table reconciles reported net income to EBITDA:


                                 Twenty Six Weeks Ended
                             ------------------------------
                             May 3, 2003        May 4, 2002
                             -----------        -----------

Net income                  $   477,000         $ 1,450,000
Add:
 Interest expense, net        5,254,000           3,916,000
 Income tax provision           318,000             968,000
 Depreciation                 8,121,000           6,852,000
 Amortization                   186,000             220,000
                             ----------          ----------

EBITDA                      $14,356,000         $13,406,000
                            ===========         ===========



Item 3. Quantitative and Qualitative Disclosures About Market Risk

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



                                 PART II


OTHER INFORMATION

Item 1.  Legal Proceedings

On May 29, 2003, the Company acknowledged and accepted service of a complaint filed by Levin Properties, L.P. (the "Plaintiff") in the Superior Court of New Jersey, Chancery Division, Mercer County. In its complaint, the Plaintiff alleges that it entered into a lease with the Company providing for the construction of a supermarket on property owned by the Plaintiff, and that the Company has failed to comply with its contractual obligations under the lease by refusing to negotiate open lease terms. In addition, the Plaintiff alleges that the Company has breached its implied covenant of good faith and fair dealing by refusing to provide construction specifications, failing to proceed with the construction of the building, and by contemplating the operation of a supermarket in competition with the Plaintiff.

As the action was only recently served upon the Company, the Company has not yet filed an answer to the complaint; however, the Company expects to file an answer denying the Plaintiff's allegations and asserting counterclaims. The Plaintiff is seeking specific performance of the alleged lease, compensatory damages, consequential damages, pre-judgment interest and costs. The Company expects to vigorously defend this lawsuit; however, it is impossible to predict the outcome of this matter at this time.

Item 4.  Submission of Matters to a Vote of Securityholders

The Company held its 2003 Annual Meeting of Shareholders (the "Meeting") on Wednesday, April 30, 2003. At the Meeting, shareholders were asked to vote upon
(i) the election of a Class I director; and (ii) a proposed amendment (the "Proposed Amendment") to the Company's Restated Certificate of Incorporation, as amended, to provide for the elimination of the classified board of directors of the Company, subject to the satisfaction of certain conditions more specifically described in the Company's proxy statement dated March 31, 2003 (the "Proxy Statement"), which was distributed in connection with the Meeting.

The results of the voting were as follows: (i) 948,046 shares were voted in favor of the election of Mr. Robert H. Hutchins as a Class I director of the Company and authority for such election was withheld with respect to 1,165 shares; and (ii) 948,070 shares were voted in favor of the Proposed Amendment, 745 shares were voted against the Proposed Amendment and 396 shares abstained from voting on the Proposed Amendment. Robert H. Hutchins, having received 99% of the votes cast in his favor, was duly elected as a Class I director of the Company to serve for a term of five years and until his successor has been elected and qualified, and, with 99% of the votes cast in favor of the Proposed Amendment, the Proposed Amendment was approved by the Company's shareholders.
If the conditions described in the Company's Proxy Statement are satisfied and the Proposed Amendment becomes effective, Mr. Hutchins will serve for a one-year term. In addition, if the Proposed Amendment becomes effective, all of the Company's directors will be elected at the 2004 annual meeting of shareholders to serve until the 2005 annual meeting. If the Proposed Amendment does not become effective, Mr. Hutchins will serve for a term of five years, and the directors representing Classes II through V will be elected in turn at the next four annual meetings of the shareholders of the Company.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit (99.1) - Certification of Chief Executive Officer

              Exhibit (99.2) - Certification of Chief Financial Officer



          (b)  Reports on Form 8-K.

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


                                                    FOODARAMA SUPERMARKETS, INC.
                                                           (Registrant)


Date:   June 17, 2003                               /S/    MICHAEL SHAPIRO
                                                    ----------------------------
                                                            (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President
                                                    Chief Financial Officer


Date:   June 17, 2003                               /S/    THOMAS H. FLYNN
                                                    ----------------------------
                                                           (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 17, 2003                               /S/ JOSEPH J. SAKER, SR.
                                                  ------------------------
                                                       (Signature)
                                                  Joseph J. Saker, Sr.
                                                  Chief Executive Officer

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

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 17, 2003                           /S/ MICHAEL SHAPIRO
                                              -------------------
                                                   (Signature)
                                              Michael Shapiro
                                              Chief Financial Officer

EXHIBIT 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended May 3, 2003 (the "Report"), I, Joseph J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d); and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  June 17, 2003




                                           /S/ JOSEPH J. SAKER, SR.
                                           ------------------------
                                               (Signature)
                                           Joseph J. Saker, Sr.
                                           Chief Executive Officer

EXHIBIT 99.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended May 3, 2003 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78m or 78o(d); and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: June 17, 2003


                                                       /S/  MICHAEL SHAPIRO
                                                     ------------------------
                                                            (Signature)
                                                     Michael Shapiro
                                                     Chief Financial Officer