Form 10-Q
period 2003-08-02
FOODARAMA SUPERMARKETS INC
filed 2003-09-16
CIK 37914

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSIONN
                            Washington D.C.  20549

                                 FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended August 2, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer
(as  defined in Rule 12b-2 of the Exchange Act).  Yes ____    No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                      OUTSTANDING AT
         CLASS                                         September 5, 2003

      Common Stock                                     986,867 shares
      $1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                      Item 1.    Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets August 2, 2003 and November 2, 2002

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended August 2, 2003 and August 3, 2002

                                 Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended August 2, 2003 and August 3, 2002

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended August 2, 2003 and August 3, 2002

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

PART I FINANCIAL INFORMATION
FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands)
                                              August 2,        November 2,
                                               2003               2002
                                            (Unaudited)            (1)
                                            -----------        -------------
ASSETS

Current assets:
 Cash and cash equivalents                    $  6,019              $  4,280
 Merchandise inventories                        47,371                43,707
 Receivables and other current assets           10,014                11,214
 Prepaid and refundable income taxes             1,485                   257
 Related party receivables - Wakefern            7,800                 8,903
                                              --------              --------

                                                72,689                68,361
                                              --------              --------

Property and equipment:
 Land                                              308                   308
 Buildings and improvements                      1,220                 1,220
 Leasehold improvements                         51,319                41,311
 Equipment                                     131,992               114,077
 Property under capital leases                 118,793                69,867
 Construction in progress                        8,392                15,364
                                              --------               --------
                                               312,024               242,147
 Less accumulated depreciation and
 amortization                                  122,702               112,360
                                              --------               -------

                                               189,322               129,787
                                              --------               -------

Other assets:
 Investments in related parties                 15,461                12,758
 Goodwill                                        1,715                 1,715
 Intangibles, net                                1,133                 1,290
 Other                                           3,358                 3,743
 Related party receivables - Wakefern            1,855                 1,735
                                              --------              --------

                                                23,522                21,241
                                              --------               -------

                                             $ 285,533             $ 219,389
                                             =========             ==========
                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(in thousands except share data)
                                              August 2,        November 2,
                                                 2003               2002
                                              (Unaudited)           (1)
                                              ----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt            $   7,616          $   7,158
 Current portion of long-term debt,
  related party                                     980                629
 Current portion of obligations under
  capital leases                                  1,317              1,140
 Current income taxes payable                     1,478                 -
 Deferred income taxes                            1,433              1,433
 Accounts payable:
  Related party-Wakefern                         38,268             31,935
  Others                                          9,184             14,078
 Accrued expenses                                13,165             12,578
                                              ---------          ---------

                                                 73,441             68,951
                                              ---------          ---------

Long-term debt                                   46,282             35,745
Long-term debt, related party                     2,507                686
Obligations under capital leases                111,121             63,606
Deferred income taxes                             1,402              1,142
Other long-term liabilities                      12,813             12,634
                                              ---------         ----------

                                                174,125            113,813
                                              ---------         ----------
Shareholders' equity:
 Common stock, $1.00 par; authorized
   2,500,000 shares; issued 1,621,767 shares;
   outstanding 986,867 shares August 2, 2003;
   986,367 shares November 2, 2002                1,622              1,622
 Capital in excess of par                         4,168              4,168
 Deferred compensation                           (1,045)            (1,324)
 Retained earnings                               48,309             47,256
 Accumulated other comprehensive income:
  Minimum pension liability                      (2,896)            (2,896)
                                              ----------        -----------

                                                 50,158             48,826
 Less 634,900 shares August 2, 2003;
  635,400 shares November 2, 2002,
  held in treasury, at cost                      12,191             12,201
                                              ----------        ----------

                                                 37,967             36,625
                                              ----------        ----------

                                              $ 285,533         $  219,389
                                              ==========        ==========
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 2, 2002.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                        13 Weeks Ended
                                                     August 2,    August 3,
                                                      2003          2002
                                                   -----------     ---------

Sales                                              $  271,333     $ 241,544

Cost of goods sold                                    201,311       179,255
                                                   ----------    -----------

Gross profit                                           70,022        62,289

Selling, general and
 administrative expenses                               65,686        58,256
                                                   ----------     ----------

Earnings from operations                                4,336         4,033
                                                   ----------     ----------

Other income (expense) :
  Interest expense                                     (3,415)       (2,051)
  Interest income                                          39            23
                                                   -----------    ----------

                                                       (3,376)       (2,028)
                                                   -----------    ----------
Earnings before income tax provision                      960         2,005

Income tax provision                                     (384)         (802)
                                                   -----------    ----------


Net income                                         $      576     $   1,203
                                                   ==========     =========

Per share information:
Net income per common share:
                 Basic                             $      .58    $     1.22
                                                  ===========   ===========
                 Diluted                           $      .57    $     1.15
                                                  ===========   ===========

Weighted average shares outstanding:
                 Basic                                986,867       985,728
                                                   ==========    ==========
                 Diluted                            1,010,586     1,042,571
                                                   ==========    ==========

Dividends per common share                                -0-           -0-
                                                   ==========   ===========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(in thousands - except share data)
                                                        39 Weeks Ended

                                                     August 2,      August 3,
                                                       2003           2002
                                                    -----------    ------------

Sales                                               $ 783,002      $ 728,807

Cost of goods sold                                    581,640        544,243
                                                    ---------       --------

Gross profit                                          201,362        184,564

Selling, general and
 administrative expenses                              190,977        174,197
                                                    ---------       --------

Earnings from operations                               10,385         10,367
                                                    ---------       --------

Other income (expense):
  Interest expense                                     (8,746)        (6,038)
  Interest income                                         116             94
                                                    ----------      ---------
                                                       (8,630)        (5,944)
                                                    ----------    -----------
Earnings before income tax provision                    1,755          4,423

Income tax provision                                     (702)        (1,770)
                                                    ----------    -----------

Net income                                          $   1,053     $    2,653
                                                    ==========    ===========

Per share information:

Net income per common share:
                 Basic                            $      1.07      $    2.56
                                                 ============     ==========
                 Diluted                          $      1.04      $    2.43
                                                 ============     ==========

Weighted average shares outstanding:
                 Basic                                986,762      1,036,917
                                                 ============      =========
                 Diluted                            1,013,751      1,092,395
                                                 ============      =========

Dividends per common share                                -0-            -0-
                                                 ============      ==========


See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(in thousands)
                                                       39 Weeks Ended

                                                   August 2,    August 3,
                                                     2003         2002
                                                 ----------     --------
Cash flows from operating activities:
  Net income                                     $    1,053     $  2,653
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation                                     12,613       10,496
    Amortization, goodwill                                -          105
    Amortization, intangibles                           157          158
    Amortization, deferred financing and other costs    371          243
    Amortization, deferred rent escalation             (223)        (173)
    Provision to value inventory at LIFO                556          340
    Deferred income taxes                               260          362
    Amortization of deferred compensation               269          235
    (Increase) decrease in
      Merchandise inventories                        (4,220)        (442)
      Receivables and other current assets             (662)      (2,596)
      Prepaid and refundable income taxes            (1,228)           -
      Other assets                                      204         (551)
      Related party receivables-Wakefern                983        2,292
    Increase (decrease) in
      Accounts payable                                1,439       (1,125)
      Income taxes payable                            1,478         (312)
      Other liabilities                                 999       (1,687)
                                                  ---------     ---------
                                                     14,049        9,998
                                                  ---------     ---------
Cash flows from investing activities:
  Construction advance due from landlords - net       1,033            -
  Cash paid for the purchase of property
   and equipment                                    (16,514)      (6,252)
  Cash paid for construction in progress             (5,881)      (2,359)
  Decrease in related party receivables-other             -            6
                                                  ---------     --------
                                                    (21,362)      (8,605)
                                                  ---------     --------
Cash flows from financing activities:
  Proceeds from issuance of debt                     16,610        9,597
  Principal payments under long-term debt            (5,615)      (4,108)
  Principal payments under capital
   lease obligations                                 (1,234)        (796)
  Principal payments under long-term
   debt, related party                                 (531)        (677)
  Deferred financing and other costs                   (188)         (25)
  Proceeds from exercise of stock options                10           10
  Repurchase of common stock                              -       (4,524)
                                                   --------    ----------
                                                      9,052         (523)
                                                   --------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               1,739          870

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        4,280        4,219
                                                   ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $  6,019     $  5,089
                                                   =========    =========
See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, August 2, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 2, 2002 has been derived from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 2002.

At August 2, 2003 and November 2, 2002, approximately 83% and 82%, respectively, of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. Effective November 3, 2002, the Company changed from the 80% LIFO method to the 100% LIFO method. The effect of this change on the thirty nine weeks ended August 2, 2003 was to decrease net income $54,000 ($.05 per diluted share). If the FIFO method had been used for the entire inventory, inventories would have been $2,576,000 and $2,020,000 higher than reported at August 2, 2003 and November 2, 2002, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
Accounting for Asset Retirement Obligations

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no significant impact from the adoption of SFAS 143 in the thirteen and thirty nine weeks ended August 2, 2003.

Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Recission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 145, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. There was no significant impact from the adoption of SFAS 145 in the thirteen and thirty nine weeks ended August 2, 2003.

Accounting for Costs Associated with Exit or Disposal Activities

Effective November 3, 2002 the Company adopted Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as required under EITF Issue No. 94-3. SFAS 146 will primarily impact the timing of the recognition of costs associated with any future exit or disposal activities. There was no significant impact from the adoption of SFAS 146 in the thirteen and thirty nine weeks ended August 2, 2003.

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

Note 3   Goodwill and Other Intangible Assets

Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets." Goodwill and other intangibles that have indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit and as such, impairment is tested at the company level. During the first quarter of fiscal 2003, the Company completed goodwill transition and annual impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

The gross carrying amount and accumulated amortization of the Company's other intangible assets as of August 2, 2003 and November 2, 2002 are as follows:
                                  August 2, 2003             November 2, 2002
                                  --------------             ----------------
                                              (in thousands)
                                   Gross Gross
                            Carrying     Accumulated    Carrying     Accumulated
                             Amount     Amortization     Amount     Amortization
                            --------    ------------    --------    ------------
Amortized Intangible
Assets
    Bargain Leases            $3,918         $ 3,005      $3,918         $ 2,848
Unamortized Intangible
Assets
    Liquor Licenses              220               -         220               -
                            ----------------------------------------------------
Total                         $4,138         $ 3,005      $4,138         $ 2,848
                            ====================================================

Amortization expense recorded on the intangible assets for the thirteen weeks ended August 2, 2003 and August 3, 2002 was $52,000 and $53,000, respectively, and was $157,000 and $158,000, respectively, for the thirty nine weeks ended August 2, 2003 and August 3, 2002. As a result of the adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for the current fiscal year and each of the four succeeding fiscal years is as follows:

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

The following tables illustrate net income available to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:

                                             Thirteen Weeks Ended
                         -------------------------------------------------------
                              August 2, 2003                 August 3, 2002
                              --------------                 --------------
                                     (in thousands, except per share data)

                                           Diluted                       Diluted
                               Basic      earnings              Basic   earnings
                      Net    earnings       per        Net    earnings     per
                     Income  per share      share    Income   per share    share
                     ------  ---------    --------   ------   --------- --------
Reported net income  $  576       $.58       $.57   $ 1,203     $ 1.22     $1.15

Goodwill amortization     -          -          -        35        .04       .03

                    ------------------------------------------------------------

Adjusted net income    $576       $.58     $  .57   $ 1,238    $  1.26   $  1.18
                    ============================================================


                                           Thirty Nine Weeks Ended
                    ------------------------------------------------------------
                             August 2, 2003                  August 3, 2002
                             --------------                  --------------
                                    (in thousands, except per share data)

                                            Diluted                      Diluted
                                 Basic     earnings             Basic   earnings
                      Net       earnings   per share  Net       earnings   per
                    Income     per share   share     Income     per share share
                    ------------------------------------------------------------
Reported net income $ 1,053      $1.07      $1.04  $ 2,653      $ 2.56     $2.43

Goodwill amortization     -          -          -      105         .10       .09

                    ------------------------------------------------------------
Adjusted net income
                    $ 1,053      $1.07   $ 1.04    $ 2,758       $2.66     $2.52
                    ============================================================

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

                                 Thirteen Weeks            Thirty Nine Weeks
                                      Ended                      Ended
                             ---------------------------------------------------
                              August 2,   August 3,      August 2,   August 3,
                                2003        2002           2003        2002
                             ------------------------   ------------------------
Net income - as reported     $  576,000  $1,203,000     $1,053,000  $2,653,000

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the intrinsic
value method for expense
determined under the fair value
based method, net of related tax
effects                          20,000      19,750         60,000      59,250

                             ------------------------   -----------------------

Pro forma net income           $556,000  $1,183,250       $993,000  $2,593,750
                             ========================   ========================

Earnings per share:

Basic, as reported               $  .58 $     1.22          $ 1.07      $ 2.56
                            ========================   ========================

Basic, pro forma                 $  .56     $ 1.20          $ 1.01      $ 2.50
                            ========================   ========================


Diluted, as reported             $  .57     $ 1.15          $ 1.04      $ 2.43
                            ========================   ========================

Diluted, pro forma               $  .55     $ 1.13          $  .98      $ 2.37
                            ========================   ========================

Note 5 - Related Party Transactions

As required by Wakefern's By-laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated, with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. During the thirty nine weeks ended August 2, 2003, the Company was required to make an additional investment in Wakefern for a new store. In addition, on June 19, 2003 Wakefern increased the amount that each shareholder is required to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. Previously, the maximum was $550,000 per store. The above changes in the amounts of required investment increased our investment in Wakefern by $2,703,000, which will be paid weekly, without interest, over a four year period starting September 16, 2003.

Note 6 - Commitments and Contingencies
The Company has engaged in settlement discussions with one of its landlords, Levin Properties, L.P., with respect to certain previously reported litigation wherein the correct commencement date for the payment of occupancy expense under the lease for the Company's new Woodbridge, New Jersey location is disputed. The proposed settlement contemplates an amendment to the lease which increases the minimum rent payments approximately $550,000 over the term of the lease. The effective date for the commencement of the amended lease payments is expected to be October 1, 2003. The Company believes that the proposed settlement will be consummated; however, there can be no assurance in this regard inasmuch as definitive settlement agreements have not yet been executed and delivered.

In addition, the Company previously reported that the Superior Court of New Jersey approved the settlement of a pending shareholder derivative action. The plaintiffs' application for an award of legal fees of $975,000 in connection with settlement of the derivative action was not acted upon by the Court. The Company believes that the amount of the award of attorneys fees sought by the plaintiffs' is unreasonable based upon the outcome of the litigation, and the Company will vigorously contest the plaintiffs' fee application. The Company's directors and officers liability insurance carrier has reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the plaintiffs' attorneys' fees and costs of the defense, and has preliminarily advised the Company that certain of the claims made in the derivative action and related legal expenses are not, in the insurance carrier's view, covered by the policy. It is not possible, at this juncture, to predict the amount of fees that may be awarded to plaintiffs or whether or to what extent any such fees and the Company's legal expenses for defending the derivative action will be covered by its directors and officers liability insurance policy. Accordingly, the Company has not accrued for legal fees and expenses which may be incurred in connection with this matter in the statements of operations for the thirteen and thirty-nine weeks ended August 2, 2003, nor is it possible to predict, at this juncture, when such fees and expenses, if any, will be payable by the Company.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a shareholder of Wakefern and workers' compensation insurance are described in the Company's Annual

Report on Form 10-K for the year ended November 2, 2002. As of August 2, 2003 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Credit Agreement expires December 31, 2007. As of August 2, 2003 the Company owed $21,250,000 on the Term Loan and $8,000,000 under the Capex Facility.

On July 16, 2003 the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $3,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This provision expires December 31, 2003. Additionally, the number of LIBOR contracts allowed to be outstanding at any one time was increased from three to five.

During the thirty nine weeks ended August 2, 2003, the Company was required to make an additional investment in Wakefern for a new store. In addition, on June 19, 2003 Wakefern increased the amount that each shareholder is required to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. Previously, the maximum was $550,000 per store. The above changes in the amounts of required investment increased our investment in Wakefern by $2,703,000, which will be paid weekly, without interest, over a four year period starting September 16, 2003.

On January 31, 2003, the Company financed the purchase of $4,000,000 of equipment for the new store location in Woodbridge, New Jersey. The note bears interest at 6.45% and is payable in monthly installments over its seven year term.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of August 2, 2003:
                                                        Actual
Financial                   Credit                     (As defined in the
Covenant                  Agreement                     Credit Agreement)
--------                  ---------                    ------------------
Adjusted EBITDA (1)     Greater than $18,500,000          $ 21,111,000
Leverage Ratio (1)      Less than 3.2 to 1.00             2.72 to 1.00
Debt Service Coverage
 Ratio                  Greater than 1.10 to 1.00         1.89 to 1.00
Adjusted Capex  (2)     Less than  $8,329,000 (3)(5)      $  6,753,000 (4)
Store Project Capex     Less than $31,366,000 (3)(5)      $ 16,471,000 (4)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(3) Represents limitations on capital expenditures for fiscal 2003.

(4) Represents capital expenditures for the 39 weeks ended August 2, 2003.

(5) Includes amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2003: $2,589,000 for Adjusted Capex and $8,191,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital

At August 2, 2003, the Company had a working capital deficiency of $752,000 compared to deficiencies of $590,000 at November 2, 2002 and $3,060,000 at August 3, 2002. Receivables and other current assets include receivables due from the landlord for construction allowances for the Woodbridge, New Jersey location. These receivables are currently in dispute resulting in litigation with the landlord over the correct commencement date of the lease for the new Woodbridge location. The Company denies the landlord's allegations, and the amount and timing of collection of the construction allowances will depend upon the outcome of the litigation. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital. See Part II - Other Information - Item 1. Legal Proceedings.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey gross receipts or New Jersey gross profits, if the AMA exceeds the tax based on net income. The Company has reflected in its current tax provision the effect of the AMA. The AMA increased the Company's Federal and State current tax liability by $955,000. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The current Federal tax benefit for accelerated depreciation resulting from the Tax Acts will be approximately $2,175,000 for fiscal 2003 and is reflected in the Company's prepaid and refundable income taxes.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents. Working capital ratios were as follows:

August 2, 2003           .99 to 1.0
November 2, 2002         .99 to 1.0
August 3, 2002           .95 to 1.0

Cash flows (in millions) were as follows:

                               Thirty Nine Weeks Ended
                          -----------------------------------
                          August 2, 2003       August 3, 2002
                          --------------       --------------
Operating activities...      $ 14.0                  $ 10.0
Investing activities...       (21.4)                  ( 8.6)
Financing activities...         9.1                     (.5)
                              -----                   ------
       Totals                $  1.7                  $   .9
                             =======                 =======




The Company had $8,300,000 of available credit, at August 2, 2003, under its revolving credit facility. The Company has capital commitments (net of landlord contributions) of $14,225,000 for equipment and $5,050,000 for leasehold improvements related to four stores which are under construction. One of these is a replacement store, two are new stores and one is an expansion and remodeling of an existing store. All of these projects are in central New Jersey, will be World Class stores and are expected to open in fiscal 2004. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2003.

For the 39 weeks ended August 2, 2003, depreciation was $12,613,000 while capital expenditures, excluding capitalized leases, totaled $23,224,000, compared to $10,496,000 and $8,611,000, respectively, in the prior year period. The increase in depreciation was the result of the purchase of equipment and leasehold improvements for the three new locations opened in Woodbridge, Ewing and North Brunswick, New Jersey in December 2002, January 2003 and May 2003, respectively, as well as five additional capitalized real estate leases. The increase in capital expenditures was due to the acquisition of equipment and leasehold improvements for the locations opened in the first and third quarters of fiscal 2003, the construction of and equipment for our new bakery commissary and three of the stores under construction, as compared with only one new location opened in the first quarter of fiscal 2002.

Results of Operations    (13 weeks ended August 2, 2003 compared to 13
---------------------          weeks ended August 3, 2002)

Sales:

Same store sales from the twenty stores in operation in both periods increased 3.1%. This increase in comparable store sales was partially offset by the effect of the soft economy, and decreased sales in certain of the Company's stores affected by competitive store openings. Sales for the current period totaled $271.3 million as compared to $241.5 million in the prior year period.
Sales for the current quarter included the operations of the new locations opened in December 2002, January 2003 and May 2003 in Woodbridge, Ewing and North Brunswick, New Jersey, respectfully. The location in Woodbridge replaced an older, smaller store in the same shopping center and the location in North Brunswick replaced an older, smaller store in Franklin Township.

Gross Profit:

Gross profit as a percent of sales was 25.8% of sales for both the current and prior year periods. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.0 million in the current period compared to $1.7 million in the prior year period. Gross profit as a percentage of sales remained unchanged. Gross profit improvement resulting from improved product mix and the contribution of the new Woodbridge, Ewing and North Brunswick locations was offset by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 24.2% versus 24.1% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .43%, depreciation, including depreciation on capitalized leases, increased .21%, pre-opening costs increased ..06% and miscellaneous expense increased .05%. These increases were partially offset by decreases in occupancy expense of .34% and administration of .28%. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge, Ewing and North Brunswick stores, increased sales in service intensive departments and contractual increases in fringe benefits. Pre-opening costs were for the new North Brunswick, New Jersey store opened on May 7, 2003. The decrease in occupancy was primarily the result of several leases which were accounted for as operating leases being replaced by capitalized leases and the decrease in certain fixed costs as a percentage of sales. Fixed and semi-variable administrative expenses also declined as a percentage of sales.

Interest Expense:

Interest expense increased to $3,415,000 from $2,051,000, while interest income was $39,000 compared to $23,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:
-----------

Net income was $576,000 in the current year period compared to $1,203,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $8,947,000 as compared to $7,790,000 in the prior year period. Net income per common share on a diluted basis was $.57 in the current period compared to $1.15 in the prior year period. Per share calculations are based on 1,010,586 shares outstanding in the current year period and 1,042,571 shares outstanding in the prior year period.

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



                                 Thirteen Weeks Ended
                             August  2, 2003   August 3,  2002
                             ---------------   ---------------

Net income                  $   576,000       $   1,203,000
Add:
 Interest expense, net        3,376,000           2,028,000
 Income tax provision           384,000             802,000
 Depreciation                 4,492,000           3,644,000
 Amortization                   119,000             113,000
                            -----------          ----------

EBITDA                      $ 8,947,000         $ 7,790,000
                            ===========         ===========




Results of Operations    (39 weeks ended August 2, 2003 compared to 39 weeks
                              ended August 3, 2002)

Sales:

Same store sales from the nineteen stores in operation in both periods increased ..9%. This increase in comparable store sales was partially offset by a softening in the economy, the effect of competitive store openings and the impact of deflation in certain product categories. Sales for the current thirty nine week period totaled $783.0 million as compared to $728.8 million in the prior year period.

Sales for the current thirty nine week period included the operations of four new locations opened in Middletown, New Jersey in November 2001, Woodbridge, New Jersey in December 2002, Ewing, New Jersey in January 2003 and North Brunswick, New Jersey in May 2003. The locations in Middletown and Woodbridge replaced older, smaller stores in the same shopping centers and the location in North Brunswick replaced an older, smaller store in Franklin Township, New Jersey.

Gross Profit:

Gross profit as a percent of sales increased to 25.7% of sales compared to 25.3% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $5.6 million in the current period compared to $5.0 million in the prior year period. Gross profit as a percentage of sales increased primarily as a result of improved product mix and the contribution of the new locations. This increase was offset in part by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:

Selling, general and administrative expenses as a percent of sales were 24.4% versus 23.9% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .31%, depreciation, including depreciation on capitalized leases, increased .17%, and pre-opening costs increased .14%. These increases were partially offset by decreases in occupancy expense of .11%. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge, Ewing and North Brunswick stores, increased sales in service intensive departments and contractual increases in fringe benefits. Pre-opening costs were for the new Woodbridge, Ewing and North Brunswick stores opened in December 2002, January 2003 and May 2003, respectively. The decrease in occupancy was primarily the result of several leases which were accounted for as operating leases being replaced by capitalized leases and the decrease in certain fixed costs as a percentage of sales.

Interest Expense:

Interest expense increased to $8,746,000 from $6,038,000, while interest income was $116,000 compared to $94,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 40% has been used in both the current and prior year periods based on the expected effective tax rates.

Net Income:

Net income was $1,053,000 in the current year period compared to $2,653,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $23,303,000 as compared to $21,196,000 in the prior year period. Net income per common share on a diluted basis was $1.04 in the current period compared to $2.43 in the prior year period. Per share calculations are based on 1,013,751 shares outstanding in the current period and 1,092,395 shares outstanding in the prior year period.

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

                                 Thirty Nine Weeks Ended
                                 -----------------------
                           August 2, 2003      August 3, 2002
                           --------------      --------------

Net income                 $   1,053,000         $ 2,653,000
Add:
 Interest expense, net         8,630,000           5,944,000
 Income tax provision            702,000           1,770,000
 Depreciation                 12,613,000          10,496,000
 Amortization                    305,000             333,000
                              ----------          ----------

EBITDA                       $23,303,000         $21,196,000
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

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Vice President-Internal Audit and Principal Accounting Officer also participated in this evaluation. During the Company's last fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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





                                 PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company previously reported that Levin Properties, L.P. (the "Plaintiff") initiated litigation against the Company in the Superior Court of New Jersey. In its complaint, the Plaintiff alleges that it entered into a lease with the Company providing for the construction of a supermarket on property owned by the Plaintiff located in Hamilton, New Jersey, and that the Company failed to comply with its contractual obligations under the lease by refusing to negotiate open lease terms. In addition, the Plaintiff alleges that the Company breached its implied covenant of good faith and fair dealing by refusing to provide construction specifications, failing to proceed with the construction of the building and by contemplating the operation of a supermarket in competition with the Plaintiff. The Company has filed an answer denying the Plaintiff's allegations and asserted counterclaims.

The Company has engaged in settlement discussions with the Plaintiff regarding the litigation described above and a separate litigation with the Plaintiff wherein the correct commencement date for the payment of occupancy expense under the Company's lease with the Plaintiff for the Company's new Woodbridge, New Jersey location is disputed. The proposed settlement contemplates, among other things, (a) an amendment to the lease for the Company's Woodbridge store which increases the future minimum rent payments by approximately $550,000 over the term of the lease, with the effective date for the commencement of the amended lease payments expected to be October 1, 2003;(b) the payment by the Plaintiff to the Company of construction allowances for the Woodbridge, New Jersey location of approximately $1,755,000; and (c) the execution and delivery of a lease between the Plaintiff and the Company for a new store location on property owned by the Plaintiff in Hamilton, New Jersey. The Company believes that the proposed settlement will be consummated; however, there can be no assurance in this regard inasmuch as definitive settlement agreements have not yet been executed and delivered.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               Exhibit 10.1 - Amendment No.3 to the Amended and Restated
                Revolving Credit and Term Loan Agreement

               Exhibit 10.2 - Amendment Nos.2 and 1 to the Foodarama
                Supermarkets Inc. 2001 Stock Incentive Plan

               Exhibit 31.1 - Section 302 Certification of Chief Executive
                Officer

               Exhibit 31.2 - Section 302 Certification of Chief Financial
                Officer

               Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350





        (b) Reports on Form 8-K.

              June 16, 2003 - A report dated June 16, 2003, which included, under Items 7 and 9, the Company's press release dated June 16, 2003 announcing its consolidated financial results for its second quarter ended May 3, 2003.

              July 23, 2003 - Pursuant to Item 5 of Form 8-K the Company reported that the Superior Court of New Jersey, Middlesex County approved the settlement of a pending shareholder derivative action. Additionally, the Company reported that the plaintiffs application for an award of legal fees of $975,000 was being vigorously contested and that the Company's directors and officers liability insurance carrier had reserved its rights with respect to claims made for the plaintiffs' attorneys' fees and costs of defense.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOODARAMA SUPERMARKETS, INC.
                                                           (Registrant)


Date:   September 16, 2003                          /S/    MICHAEL SHAPIRO
                                                    ---------------------------
                                                            (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President
                                                    Chief Financial Officer


Date:   September 16, 2003                          /S/    THOMAS H. FLYNN
                                                    ---------------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer

                                                                    EXHIBIT 10.1

                                 AMENDMENT NO. 3

                                       TO

            THIRD AMENDED AND RESTATED CREDIT AND TERM LOAN AGREEMENT

      THIS AMENDMENT NO. 3 (this "Amendment") is entered into as of July 16, 2003 by and among NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation ("Parent" and, together with New Linden, each a "Borrower" and collectively, the "Borrowers"), the Guarantors signatory hereto, the lenders set forth on the signature pages hereto (such lenders with their respective permitted successors and assigns, each a "Lender" and collectively, the "Lenders") and GMAC COMMERCIAL FINANCE LLC (successor by merger to GMAC Business Credit, LLC) as agent for Lenders (in such capacity together with any successor thereto in such capacity, the "Agent").

                                   BACKGROUND

      Borrowers, Guarantors, Agent and Lenders are parties to a Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 26, 2002 (as amended, restated, supplemented or otherwise modified from time to time, the "Loan Agreement") pursuant to which Agent and Lenders provide Borrowers with certain financial accommodations.

      Borrowers have requested that Agent and Lenders make certain amendments to the Loan Agreement, and Agent and Lenders are willing to do so on the terms and conditions hereinafter set forth.

      NOW, THEREFORE, in consideration of any loan or advance or grant of credit heretofore or hereafter made to or for the account of Borrowers by Agent and Lenders, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

      1. Definitions. All capitalized terms not otherwise defined herein shall have the meanings given to them in the Loan Agreement.

      2. Amendment to Loan Agreement. Subject to satisfaction of the conditions precedent set forth in Section 3 below, the Loan Agreement is hereby amended as follows:

            (a) Section I is amended by adding the following defined terms in their appropriate alphabetical order to provide as follows:

                "Amendment No. 3" shall mean Amendment No. 3 to this Agreement dated as of July 16, 2003 by and among the Borrowers, guarantors, Agent and Lenders. Amendment No. 3 Effective Date" shall mean July 16, 2003.

                "Amendment No. 3 Fee" shall mean a $100,000 fee payable in immediately available funds by Borrowers to Agent, for the ratable benefit of Lenders, as consideration for entering into Amendment No. 3, which shall be deemed earned in full by Agent and Lenders on the Amendment No. 3 Effective Date.

                "In-Transit Cash Borrowing Base Inclusion" shall mean an amount equal to (a) on each Tuesday and Wednesday during the period beginning on July 1, 2003 and ending on December 31, 2003, the lesser of (i) $3,000,000 and (ii) Cash on Hand of Borrowers and (b) at all other times, $0.

            (b) Section 2.01(a) of the Loan Agreement is amended in its entirety to provide as follows:

                "(a)Revolving Commitment. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Loans to the Borrowers, at any time and from time to time from the date hereof to the Termination Date in an aggregate principal amount at any time outstanding not to exceed the amount of such Lender's Revolving Commitment set forth opposite its name in Schedule 2.01(a) annexed hereto, as such Revolving Commitment may be reduced from time to time in accordance with the provisions of this Agreement. Notwithstanding the foregoing, the aggregate principal amount of Revolving Loans outstanding at any time to the Borrowers shall not exceed (1) the lesser of (A) the Total Revolving Commitment (as such amount may be reduced pursuant to Section 2.07 hereof) and (B) an amount equal to sixty-five percent (65%) of the Net Amount of Eligible Inventory plus the In-Transit Cash Borrowing Base Inclusion (this clause (1)(B) referred to herein as the "Borrowing Base"), minus (2) the Letter of Credit Usage at such time (which Letter of Credit Usage shall not exceed $4,500,000 at any time), and minus (3) reserves established pursuant to Section 2.01(a)(iii) below at such time. The Borrowing Base will be computed weekly and a compliance certificate from a Responsible Officer of the Borrowers presenting its computation will be delivered to the Agent in accordance with
            Section 6.05 hereof. If the Borrowers fail to deliver such certificate, the Borrowing Base shall be deemed to be $0 or shall be fixed by the Agent in its sole discretion."

            (c) Section 2.02(c) of the Loan Agreement is amended in its entirety to provide as follows:

                  "(c)Each Loan shall be either a Base Rate Loan or a Eurodollar
            Loan as the Borrowers may request pursuant to Section 2.03 hereof. Each Lender may fulfill its obligations under this Agreement by causing its Applicable Lending Office to make such Loan; provided, however, that the exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the term of the Notes. Not more than five (5) Eurodollar Loans may be outstanding at any one time."

            (d) Schedule 4.06(a) to the Loan Agreement is amended in its entirety and replaced with Schedule 4.06(a) hereto.

      3. Conditions of Effectiveness. This Amendment shall become effective upon the receipt by Agent and Lenders of (a) five (5) originals of this Amendment, duly executed by each Borrower and consented to by each Guarantor, (b) the Amendment No. 3 Fee, which may be charged to Borrowers' account and (c) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Agent or its counsel, each of which shall be in form and substance satisfactory to Agent and its counsel.

      4. Representations and Warranties. Each Borrower and Guarantor hereby represents and warrants as follows:

            (a) This Amendment and the Loan Agreement, as amended hereby, constitute the legal, valid and binding obligations of Borrowers and Guarantors and are enforceable against Borrowers and Guarantors in accordance with their respective terms.

            (b) Upon the effectiveness of this Amendment, each Borrower and Guarantor hereby reaffirms all covenants, representations and warranties made in the Loan Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

            (c) After giving effect to this Amendment, no Event of Default or Default has occurred (other than the Designated Defaults, as defined in Consent, Waiver and Amendment No. 2 to Loan Agreement dated January 21, 2003 among Agent, Lenders, Borrowers and Guarantors) and is continuing or would exist.

            (d) No Borrower or Guarantor has any defense, counterclaim or offset with respect to the Loan Agreement.



      5. Effect on the Loan Agreement.

            (a) Upon the effectiveness of Section 2 hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

            (b) Except as specifically amended herein, the Loan Agreement, and all other documents, instruments and agreements executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

            (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of Agent or Lenders, nor constitute a waiver of any provision of the Loan Agreement, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.



      6. Governing Law. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of New York.

      7. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

      8. Counterparts; Facsimile. This Amendment may be executed by the parties hereto in one or more counterparts, each of which shall be deemed an original and all of which when taken together shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.



                        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first written above.



                          NEW LINDEN PRICE RITE, INC.,
                          as Borrower and as Guarantor

                          By:
                          Name:
                          Title:


                          FOODARAMA SUPERMARKETS, INC.,
                          as Borrower and as Guarantor

                          By:
                          Name:
                          Title:


                          GMAC COMMERCIAL FINANCE LLC
                          (successor by merger to GMAC Business Credit, LLC), as Agent

                          By:
                          Name:
                          Title:

                          GMAC COMMERCIAL FINANCE LLC
                          (successor by merger to GMAC Business Credit, LLC), as Lender

                          By:
                          Name:
                          Title:


                  [SIGNATURES CONTINUED ON THE FOLLOWING PAGE]

                    [CONTINUED SIGNATURES TO AMENDMENT NO. 3]


                              THE BANK OF NEW YORK,
                                    as Lender

                              By:
                              Name:
                              Title:


                              CITIZENS BUSINESS CREDIT COMPANY,
                              as Lender

                              By:
                              Name:
                              Title:


                              NATIONAL CONSUMER COOPERATIVE BANK (d/b/a National Cooperative Bank), as Lender

                              By:
                              Name:
                              Title:




                              CONSENTED AND AGREED TO:


                              SHOP RITE OF READING, INC.,
                              as Guarantor

                              By:
                              Name:
                              Title:


                              SHOP RITE OF MALVERNE, INC.,
                              as Guarantor

                              By:
                              Name:
                              Title:

                                Schedule 4.06(a)

                                   Litigation



Schedule omitted and will be furnished to the Securities and Exchange Commission upon request.

                                                                    EXHIBIT 10.2

                               Second Amendment to
                          Foodarama Supermarkets, Inc.
                              2001 STOCK INCENTIVE PLAN

            This Second Amendment ("Amendment") to the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (as amended, the "Plan"), is made as of the 29th day of August, 2003, pursuant to Section 8(a) of the Plan. Capitalized terms used and not defined herein shall have the meanings ascribed to such terms by the Plan.

            WHEREAS, Section 8(a) of the Plan provides that the Board may amend the Plan, provided that no amendment shall be made without the approval of the Company's shareholders to the extent such approval is required by law, Agreement or the rules of any stock exchange or market on which the Stock is listed; and

       WHEREAS, on April 30, 2003, the Board of Directors approved the terms of a settlement of certain litigation involving the Company, its directors and executive officers, which terms provided, among other things, that the Plan be amended so that the maximum number of shares that can be awarded to any individual thereunder shall be 50,000, and that the exercise price of any options or other stock-based compensation granted thereunder shall be equal to the closing market price of the Company's Stock on the date of grant; and

            WHEREAS, no further approval of the Company's shareholders for the proposed amendments is required by law, Agreement or the rules of any stock exchange or market on which the Stock is listed;

            NOW, THEREFORE, the Plan is hereby amended as follows:

1. Subparagraph (c) of the third paragraph of Section 2, "ADMINISTRATION; ELIGIBILITY," is hereby deleted in its entirety, and replaced with the following:

      (c) to determine the number of shares of Stock to be covered by each Award granted hereunder, not inconsistent with the terms of this Plan;

2. Subparagraph (e) of the third paragraph of Section 2, "ADMINISTRATION; ELIGIBILITY," is hereby deleted in its entirety, and replaced with the following:

      (e) to determine the terms and conditions, not inconsistent with the terms of this Plan, of any Award granted hereunder (including, but not limited to, the option price, any vesting restriction or limitation, any vesting acceleration or forfeiture waiver and any right of repurchase, right of first refusal or other transfer restriction regarding any Award and the shares of Stock relating thereto, based on such factors or criteria as the Administrator shall determine); provided, however, that

       (i) for Awards subject to payment of an exercise price, the exercise price for any Award granted shall not be less than the Fair Market Value on the grant date, and (ii) for Awards granted in consideration of cash, cash equivalents, or past or future services, the value of the consideration, as determined by the Board, shall not be less than the Fair Market Value on the grant date;

3. Subparagraph (h) of the third paragraph of Section 2, "ADMINISTRATION; ELIGIBILITY," is hereby deleted in its entirety, and replaced with the following:

      (h) to determine the Fair Market Value, not inconsistent with the terms of this Plan;

4. The third paragraph of Section 3, "STOCK SUBJECT TO PLAN," is hereby deleted in its entirety, and replaced with the following:

      Subject to adjustment as provided in this Section 3, the maximum number of shares of Stock that may be covered by Stock Options, Stock Appreciation Rights, Stock Awards, Phantom Stock and Performance Awards in the aggregate, granted to any one Participant for the life of the Plan shall be fifty thousand (50,000) shares.

5. Subsection (a) of the fifth paragraph of Section 4, "STOCK OPTIONS," is hereby deleted in its entirety, and replaced with the following:

      (a) Exercise Price. The exercise price per share of Stock purchasable under a Stock Option shall be determined by the Administrator, not inconsistent with the terms of this Plan. The Stock Option exercise price per share shall not be less than the Fair Market Value per share on the date the Stock Option is granted, or if the Stock Option is intended to qualify as an Incentive Stock Option granted to an individual who is a Ten Percent Holder, not less than 110% of such Fair Market Value per share.

6. The third paragraph of Section 6, "STOCK AWARDS OTHER THAN OPTIONS," is hereby deleted in its entirety, and replaced with the following:

      A Stock Award may be issued in exchange for any consideration which the Administrator may deem appropriate in each individual instance, including, without limitation, any one or combination of the following:

            (i)   cash or cash equivalents;

            (ii) past services rendered to the Company or any Subsidiary or Affiliate; or

            (iii) future services to be rendered to the Company or any
                  Subsidiary or Affiliate (provided that, in such case, the par value of the stock subject to such Stock Award shall be paid in cash or cash equivalents, unless the Administrator provides otherwise);

      provided further, that the value of such consideration, as determined by the Administrator, shall not be less than the Fair Market Value of the Award on the grant date.

7. Subsection (d) of Section 8, "MISCELLANEOUS," is hereby deleted in its entirety, and replaced with the following:

      (d) Declining Market Price. In the event the Fair Market Value of the Stock declines below the exercise price set forth in any Option, the Committee may at any time, subject to the approval of the Board and not inconsistent with the terms of this Plan, adjust, reduce, cancel and re-grant any unexercised Option or take any similar action it deems to be for the benefit of the Participant in light of the declining fair market value of the Stock,.

8. Subparagraph (o) of Section 10, "DEFINITIONS," is hereby deleted in its entirety, and replaced with the following:

      (o) "Fair Market Value" means, as of any given date, the closing sales price per share of the Stock on the American Stock Exchange (or the principal stock exchange or market on which the Stock is then traded) on the date as of which such value is being determined or the last previous day on which a sale was reported; provided, however, that if the Stock is not traded on a stock exchange or market, then the Fair Market Value shall mean, as of any given date, the price per share of the Stock determined by the Administrator pursuant to procedures established by the Administrator.

9. Except as amended hereby, all of the terms of the Plan shall remain in full force and effect.

            IN WITNESS WHEREOF, this Second Amendment to Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan is executed as of the date first written above.



                                          FOODARAMA SUPERMARKETS, INC.



                                            /s/ Joseph J. Saker
                                          ---------------------------------
                                          By Joseph J. Saker, Chairman of the
                                          Board of Directors

                               First Amendment to
                          Foodarama Supermarkets, Inc.
                            2001 STOCK INCENTIVE PLAN

            This First Amendment ("Amendment") to the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (as amended, the "Plan"), is made as of the 8th day of May, 2002, pursuant to Section 8(a) of the Plan. Capitalized terms used and not defined herein shall have the meanings ascribed to such terms by the Plan.

            WHEREAS, Section 8(a) of the Plan provides that the Board may amend the Plan, provided that no amendment shall be made without the approval of the Company's shareholders to the extent such approval is required by law, Agreement or the rules of any stock exchange or market on which the Stock is listed; and

       WHEREAS, on January 29, 2002, the Board of Directors voted that the Plan be amended to increase the number of shares of Common Stock reserved for issuance thereunder from 150,000 shares to 215,000 shares, an increase of 65,000 shares, subject to the approval of such amendment by the Company's shareholders; and

            WHEREAS, on May 8, 2002, the amendment proposed by the Board of Directors was approved by a majority of the shares voting in person or by proxy at the Company's Annual Meeting of Shareholders;

            NOW, THEREFORE, the Plan is hereby amended as follows:

1. The first paragraph of Section 3, "STOCK SUBJECT TO PLAN," is hereby deleted in its entirety, and replaced with the following:

      Subject to adjustment as provided in this Section 3, the aggregate number of shares of Stock which may be delivered under this Plan shall not exceed two hundred fifteen thousand (215,000) shares of Stock. Stock issuable pursuant to the Plan may be authorized and unissued shares of Stock or shares of Stock held in treasury by the Company.

2. The third paragraph of Section 3, "STOCK SUBJECT TO PLAN," is hereby deleted in its entirety, and replaced with the following:

      Subject to adjustment as provided in this Section 3, the maximum number of shares of Stock that may be covered by Stock Options, Stock Appreciation Rights, Stock Awards, Phantom Stock and Performance Awards in the aggregate, granted to any one Participant for the life of the Plan shall be equal to one-third (1/3) of the shares reserved for delivery under the Plan (71,667 shares as of the date of the adoption of the First Amendment to the plan), or as otherwise determined by the Board.

3. Except as amended hereby, all of the terms of the Plan shall remain in full force and effect.

            IN WITNESS WHEREOF, this First Amendment to Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan is executed as of the date first written above.



                                          FOODARAMA SUPERMARKETS, INC.



                                             /s/ Joseph J. Saker
                                          ---------------------------------
                                          By Joseph J. Saker, Chairman of the
                                          Board of Directors

                                  CERTIFICATION                   EXHIBIT 31.1
I, Joseph J. Saker, certify that:

1. I have reviewed this report on Form 10-Q of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  September 16, 2003                  /S/    JOSEPH J. SAKER
                                           -----------------------------
                                                  (Signature)
                                          Joseph J. Saker
                                          Chief Executive Officer

                                  CERTIFICATION                     EXHIBIT 31.2
I, Michael Shapiro, certify that:

1. I have reviewed this report on Form 10-Q of Foodarama Supermarkets, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  September 16, 2003                  /S/    MICHAEL SHAPIRO
                                           -----------------------------
                                                  (Signature)
                                           Michael Shapiro
                                           Chief Financial Officer

                                                                   EXHIBIT 32.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended August 2, 2003 (the "Report"), I, Joseph J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  September 16, 2003                /S/    JOSEPH J. SAKER
                                         ------------------------------
                                                (Signature)
                                         Joseph J. Saker
                                         Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended August 2, 2003 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:


(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated:  September 16, 2003         /S/    MICHAEL SHAPIRO
                                   -----------------------------
                                          (Signature)
                                  Michael Shapiro
                                  Chief Financial Officer