Form 10-K
period 2003-11-01
FOODARAMA SUPERMARKETS INC
filed 2004-01-29
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
November 1, 2003                                                  1-5745
-------------------------                                 ----------------------
                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

New Jersey                                                      21-0717108
----------                                                      ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (732) 462-4700
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
     Title of each class                                      which registered
     -------------------                                ------------------------

Common Stock, par value $1.00 per share                  American Stock Exchange
---------------------------------------                  -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                 --------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                        --
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes       No _X_

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,235,488. Computation is based on the closing sales price of $24.00 per share of such stock on the American Stock Exchange on May 2, 2003, the last business day of the Registrant's most recently completed second quarter.

      As of January 16, 2004, the number of shares outstanding of Registrant's Common Stock was 986,867.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Information contained in the 2004 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

                                     PART I

Disclosure Concerning Forward-Looking Statements
------------------------------------------------
All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators, warehouse club stores and discount general merchandise stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

Item 1.  Business
-----------------
General
-------
Foodarama Supermarkets, Inc., a New Jersey corporation formed in 1958, operates a chain of twenty-four supermarkets located in Central New Jersey, as well as two liquor stores and two garden centers, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern, the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name. The Company operates in one industry segment, the retail sale of food and non-food products, primarily in the Central New Jersey region.

We have incorporated the concept of "World Class" supermarkets into our operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. We have also introduced many of these features into our conventionally sized supermarkets through extensive renovations; these stores are considered "Mini-World Class" supermarkets. Currently, twenty-one of our stores are "World Class", one is "Mini-World Class" and two are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:

                                                  Fiscal Year Ended
                                 Nov. 1,  Nov. 2,   Nov. 3,   Oct. 28,  Oct. 30,
                                  2003     2002      2001**    2000       1999
                                 ------   -------   -------   -------   --------
Average annual sales per store
(in millions)*                   $45.5    $43.8     $43.0      $40.5      $37.1
Same store sales increase
from prior year                  1.47%    1.56%     3.77%      4.24%      6.28%
Total store area in square
feet
(in thousands)                   1,558    1,340     1,301      1,294      1,195
Total store selling area in
square feet
(in thousands)                   1,181    1,001       973        966        895
Average total square feet per
store (in thousands)                65       61        59         59         57
Average square feet of
selling area per store (in
thousands)                          49       46        44         44         43
Annual sales per square foot
of selling area*                  $967     $962      $973       $923       $870
Number of stores:
Stores remodeled (over
$500,000).....................       1        0         2          2          1
New stores opened.............       2        0         0          1          0
Stores replaced/expanded......       3        1         1          1          0
Stores closed/divested........       2        1         0          1          0
Number of stores by size
(total store area):
30,000 to 39,999 sq.ft........       2        2         3          3          4
40,000 to 49,999 sq.ft........       1        3         3          3          3
Greater than 50,000 sq.ft.....      21       17        16         16         14
Total stores open at period
end                                 24       22        22         22         21


* Sales for stores open less than 52 weeks have been annualized except for the Hamilton, New Jersey store which opened October 29, 2003 and was excluded from the calculation.

**Calculated on a 53 week basis. A like 52 week comparison would be $42.1 million in average annual sales per store and $953 in annual sales per square foot of selling area.

Store Expansion and Remodeling
------------------------------
We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

In fiscal year 2003, new locations were opened in Ewing and Hamilton, New Jersey and replacement stores were opened in Woodbridge and North Brunswick, New Jersey. Additionally, one existing location was expanded and a new state of the art bakery commissary was built. The expansion of a second location was completed in December 2003. The two locations which were expanded are presently being remodeled. Over the next three years the Company plans to open two replacement and four new stores and expand one existing location. Construction has started on one replacement store and a new store. All of these stores are in Central New Jersey and will be "World Class" operations.

Technology
----------
Automation and computerization are important to our operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. The hardware for the point of sale ("POS") systems was replaced in our stores in fiscal 1999 and 2000. This POS upgrade brought all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. During fiscal 2003 automated checkout systems were installed in four locations. These systems, which allow the customer to checkout without interaction with Company personnel, are now operating in six stores with one additional system installed in the expanded and remodeled East Brunswick, New Jersey store in the first quarter of fiscal 2004. Automated checkout systems provide improved customer service, especially during peak volume periods, and labor scheduling benefits to the Company. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999.

A frame relay communications network is being used for high speed transmission and collection of data. This system replaced slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. During fiscal 2002, the infrastructure for improved wireless communications was installed in all of our stores and ISDN circuits were installed which serve as a back up system for the frame relay. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus (R), ShopRite's preferred customer program, and the ShopRite co-branded credit card. By presenting the scannable Price Plus(R) card or the ShopRite co-branded card, customers can be given electronic discounts, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card.

We are also using other in-store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. A browser based labor scheduling system will be installed in all stores in fiscal 2004. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout and produce department personnel. A module for training bakery personnel will be installed in all of our stores in fiscal 2004 and training modules for other departments are currently being developed.

In addition, all field merchandisers and operations supervisors are equipped with laptop personal computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions. Lotus Notes (R) is used to enhance communication among the Company's stores, our executive offices and Wakefern.

Industry Segment and Principal Products
---------------------------------------
The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                               Fiscal Year Ended
                                            ----------------------
Product Categories                      11/01/03      11/02/02      11/03/01
------------------                      --------      --------      --------

Groceries                                 37.6%         38.1%         39.1%
Dairy & Frozen                            16.3          16.4          16.5
Meats, Seafood & Poultry                  10.3          10.1          10.2
Non-Foods                                 10.1          10.1          10.3
Produce                                    9.4           9.3           8.8
Appetizers & Prepared Foods                7.0           6.7           6.4
Pharmacy                                   5.4           5.4           4.9
Bakery                                     2.2           2.1           2.0
Liquor, Floral & Garden Centers            1.7           1.8           1.8
                                           ---           ---           ---
                                         100.0%        100.0%        100.0%

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation
-------------------------
The Company owns a 15.6% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker, Richard J. Saker, Joseph
J. Saker, Jr. and Thomas A. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its 38 shareholder members operate approximately 207 supermarkets of which Wakefern owns and operates 54 locations. Products bearing the ShopRite label accounted for approximately 16% of the Company's total sales for the fiscal year ended November 1, 2003. Wakefern maintains warehouses in Elizabeth,

South Brunswick and Woodbridge, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. The Company's participation percentage was 12.3% for fiscal 2003. See Note 4 of Notes to Consolidated Financial Statements.

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

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern. On June 19, 2003 the amount of the investment was increased to its current level from the previous amount of $550,000.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $15,093,000 as of November 1, 2003 and $11,805,000 as of November 2, 2002. We
also have an investment in another company affiliated with Wakefern which was $1,080,000 as of November 1, 2003 and $953,000 as of November 2, 2002. See Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week period ended November 1, 2003. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores. In any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

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

Competition
-----------
The supermarket business is highly competitive. The Company competes directly with a number of national and regional chains, including A&P, Pathmark, Wegmans, Acme, Stop & Shop and Foodtown, as well as various local chains, other ShopRite members and numerous single-unit stores. We also compete with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores.

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

Regulatory and Environmental Matters
------------------------------------
Our stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and local regulations. These regulations govern various matters including, but not limited to, the discharge of materials into the environment and other aspects of environmental protection, and occupational safety and health standards.
Additionally, these regulations govern the licensing of the Company's pharmacies and our two liquor stores. In addition, as a company with publicly traded securities, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 signed into law on July 30, 2002. We believe our operations are in compliance with such existing laws and regulations and are of the opinion that compliance with these laws and regulations has not had and will not have any material adverse effect on our capital expenditures, earnings or competitive position.

Employees
---------
As of December 31, 2003, we employed approximately 7,000 persons, of whom approximately 6,500 are covered by collective bargaining agreements. 77% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. The Company is a party to seven collective bargaining agreements expiring on various dates from May 2004 to August 2007. The bargaining agreement with the United Food and Commercial Workers Local 464 expired in April 2003 and has been renegotiated. The new contract expires in August 2007.

By virtue of the nature of the Company's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties
-------------------
The Company's twenty-four supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 22 of the Company's 24 existing supermarkets expire on various dates from 2005 through 2028. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern and one lease expiring in 2005, all leases contain renewal options ranging from 5 to 25 years. Seven leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in three of the seven locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Four additional leases have been signed for supermarket locations, one of which will be a replacement for an existing store and three for new locations. Additionally, two new leases have been signed for existing locations which will be expanded and remodeled. One of these expansions was completed in December 2003. The terms of these new supermarket leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to leases covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey and a 37,500 square foot facility for our new bakery commissary in Freehold, New Jersey. The Company also leases 57,000 square feet of space used for equipment repair facilities and storage in Howell, New Jersey. The Company owns meat and prepared foods processing facilities in Linden, New Jersey, which is the only real property owned by us. In addition, we are a party to an additional two leases for locations where we no longer conduct supermarket operations; one of these locations has been sublet to a non-affiliated person at terms substantially equivalent to the Company's obligations under its prime lease. See Notes 10 and 14 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
--------------------------
On March 27, 2002, Melvin Jules Bukiet, on behalf of himself and acting as trustee for the benefit of minors Madeline Bukiet, Miles Bukiet and Louisa Bukiet (together, the "Plaintiffs"), commenced a shareholders derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J. Saker, Charles T. Parton, Albert
A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. This lawsuit, which was filed in the Superior Court of New Jersey, Middlesex County, Chancery Division (the "Court"), alleged that the Defendants breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002.

The parties to the litigation agreed on a settlement proposal, which was approved by the Superior Court of New Jersey in July 2003. Pursuant to the terms of the settlement, 1) the Company's five-year classified board was eliminated and we agreed not to submit any proposal to the shareholders of the Company in connection with the implementation of a classified board for five years from the date of final approval of the settlement; 2) the 2001 Plan was amended so that the maximum number of shares that can be awarded to any individual thereunder shall be 50,000; and 3) the 2001 Plan was amended to require that the exercise price of any options or other stock based compensation granted thereunder shall be equal to the closing market price of the Company's stock on the date of grant. In addition, Joseph J. Saker, Chairman of the Company, returned to the Company 10,000 stock options previously awarded to him under the 2001 Plan.

The plaintiffs' have applied for an award of legal fees of $975,000 in connection with settlement of the derivative action. We believe that the amount of the award of attorneys fees sought by the plaintiff is unreasonable based upon the outcome of the litigation, and will vigorously contest the plaintiffs' fee application. The Company's directors and officers liability insurance carrier has reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the plaintiffs' attorneys' fees and costs of the defense, and has preliminarily advised us that certain of the claims made in the derivative action and related legal expenses are not, in the insurance carrier's view, covered by the policy. It is not possible, at this juncture, to predict the amount of fees that may be awarded to plaintiffs or whether or to what extent any such fees and the Company's legal expenses for defending the derivative action will be covered by its directors and officers liability insurance policy. Accordingly, we have not accrued for legal fees and expenses which may be incurred in connection with this matter in the statements of operations for the fifty two weeks ended November 1, 2003.

Additionally, in the ordinary course of our business, we are party to various legal actions not covered by insurance. Although a possible range of loss cannot be estimated, it is the opinion of management, that settlement or resolution of these proceedings will not, in the aggregate, have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

Not applicable.

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------
(a)   High and Low Common Stock Market Prices

      The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended November 2, 2002 and November 1, 2003.

    Fiscal Quarter Ended                    High               Low
    --------------------                    ----               ----
    February 2, 2002                        $43.00            $ 35.75
    May 4, 2002                              47.50              34.50
    August 3, 2002                           47.25              36.90
    November 2, 2002                         35.75              22.55

    February 1, 2003                        $29.20            $ 26.00
    May 3, 2003                              28.55              23.98
    August 2, 2003                           27.50              24.33
    November 1, 2003                         28.70              22.50


(b)   Holders of Record

      The approximate number of record holders of the Company's Common Stock was 312 as of January 16, 2004. In addition, the Company believes that as of that date there were approximately 295 beneficial owners.

(c)   Dividends

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

(d)   Stock Repurchase Program

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

Item 6.  Selected Financial Data
--------------------------------
The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                                Year Ended
                                                ----------

                           Nov. 1,     Nov. 2,    Nov. 3,    Oct. 28,   Oct. 30,
                           2003(1)     2002(2)    2001(3)    2000(4)     1999
                           -----------------------------------------------------
                             (Dollars in thousands, except per share amounts)
Income statement data:

Sales                    $1,049,653   $963,611   $945,301   $866,363   $778,726

Net income               $    2,283   $  3,240   $  3,938   $  2,382   $  1,945

Net income per common share:
Basic                    $     2.31   $   3.16   $   3.54   $   2.13   $   1.74
Diluted                  $     2.26   $   3.01   $   3.50   $   2.13   $   1.74
Cash dividends per
common share                      -          -          -          -          -

Balance sheet data (at
year end):
Working capital
(deficit)                 $   3,959    $  (590)  $ (6,907)  $ (1,215)  $  2,507

Total assets              $ 315,246    $219,389  $194,526   $191,185   $156,186

Long-term debt
(excluding current
portion)                  $ 180,549    $100,037  $ 75,553   $ 82,241   $ 59,604

Common shareholders'
equity (5)                $  39,022    $ 36,625  $ 38,493   $ 37,422   $ 35,040

Book value per common
share                     $   39.54    $  37.13  $  35.37   $  33.49   $  31.36

Tangible book value
per common share          $   36.69    $  34.09  $  32.29   $  30.18   $  27.73

(1) The Company opened replacement stores in December 2002 and May 2003 and new locations in January and October 2003. See Management's Discussion and Analysis - Results of Operations - Sales.

(2) The Company opened one replacement location in November 2001. See Management's Discussion and Analysis - Results of Operations - Sales.

(3)   53 week period.

(4) The Company opened one new and one replacement location in February and April 2000, respectively.

(5) The Company repurchased shares of its Common Stock in fiscal 2001 and 2002. See Item 5. - Market for Registrant's Common Stock and Related Security Holder Matters.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
------   -----------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results. The application of those critical accounting policies requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Patronage Dividends

As a stockholder of Wakefern, the Company earns a share of Wakefern's earnings, which is distributed as a "patronage dividend". This dividend is based on a distribution of Wakefern's operating profits for its fiscal year, which ends the Saturday closest to September 30, in proportion to the dollar volume of business transacted by each member of Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of goods sold. The Company accrues estimated patronage dividends due from Wakefern quarterly based on an estimate of the annual Wakefern patronage dividend and an estimate of the Company's share of this annual dividend based on the Company's estimated proportional share of the dollar volume of business transacted with Wakefern that year. These estimates are based on both historical patronage dividend percentages and current volume merchandise purchased from Wakefern.

Pension Plans

We sponsor two defined benefit pension plans covering administrative personnel and members of a union. The plans' assets consist primarily of publicly traded stocks and fixed income securities. The determination of the Company's obligation and expense for pension benefits is dependent, in part, on the Company's selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Note 15 of Notes to Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. In accordance with generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect pension obligations and future expense.

Based on the Company's review of market interest rates, the Company lowered the discount rate to a range from 6.25% to 7.00% for fiscal 2003 compared to a range of 7.00% to 7.25% for fiscal 2002. The Company evaluated the expected long-term rate of return on plan assets of 8.00% and concluded no change in this assumption was necessary in estimating pension plan obligations and expense.

Workers' Compensation Insurance

From June 1, 1991 to May 31, 1997 we maintained workers' compensation insurance with various carriers on a retrospective basis. We have established reserve amounts based upon our evaluation of the status of claims still open as of November 1, 2003 and loss development factors used by the insurance industry. As of November 1, 2003, the worker's compensation reserve totaled approximately $713,000. Such reserve amount is only an estimate and there can be no assurance that our eventual workers' compensation obligations will not exceed the amount of the reserve. However, we believe that any difference between the amount recorded for our estimated liability and the costs of settling the actual claims would not be material to the results of operations.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Credit Agreement expires December 31, 2007. As of November 1, 2003 the Company owed $20,000,000 on the Term Loan and $10,741,000 under the Capex Facility.

On July 16, 2003 the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $3,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This provision expired December 31, 2003. We will evaluate whether we will need to request an excess availability provision in fiscal 2004. Additionally, the number of LIBOR contracts allowed to be outstanding at any one time was increased from three to five. For the year ended November 1, 2003, the value of the accrued benefits under the Company's pension plans exceeded the aggregate fair value of the assets of the plans by $3,126,000, $126,000 more than the amount permitted under the Credit Agreement. This event of default was waived by our lenders.

The Credit Agreement contains a number of covenants with which the Company must comply. Non-compliance with any of such covenants could affect the availability of funds under the Credit Agreement and have a material adverse effect on the Company's financial condition and liquidity. The Company is in compliance with the major financial covenants under the Credit Agreement as of November 1, 2003, as follows:

                                                                  Actual
                                                            (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
------------------          ----------------------------    -----------------
Adjusted EBITDA (1)         Greater than $19,500,000           $ 23,460,000
Leverage Ratio  (1)(2)      Less than 3.20 to 1.00             2.87 to 1.00
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          2.19 to 1.00
Adjusted Capex (4)          Less than $8,329,000 (5) (7)       $  7,834,000 (6)
Store Project Capex         Less than $31,366,000 (5)(7)       $ 26,598,000 (6)


(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($1,077,000 in fiscal 2003) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5)   Represents limitations on capital expenditures for fiscal 2003.

(6)   Represents capital expenditures for fiscal 2003.

(7) Includes amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2003: $2,589,000 for Adjusted Capex and $8,191,000 for Store Project Capex.

On January 31, 2003 we financed the purchase of $4,000,000 of equipment for the new store location in Woodbridge, New Jersey. The note bears interest at 6.45% and is payable in monthly installments over its seven year term.

On October 15, 2003 we financed the purchase of $1,900,000 of equipment for the expanded store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

During the fifty two weeks ended November 1, 2003, the Company was required to make an additional investment in Wakefern for two new stores. In addition, on June 19, 2003 Wakefern increased the amount that each shareholder is required to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. Previously, the maximum was $550,000 per store. The above changes in the amounts of required investment increased our investment in Wakefern by $3,288,000, which will be paid weekly, without interest, over a four year period starting September 16, 2003.

No cash dividends have been paid on the Common Stock since 1979, and we have no present intentions or ability to pay any dividends in the near future on our Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Company's Common Stock.

Working Capital:

At November 1, 2003 the Company had working capital of $ 3,959,000 as compared to working capital deficiencies of $590,000 and $6,907,000, on November 2, 2002 and November 3, 2001, respectively. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents. Working Capital improved in fiscal 2003 primarily as the result of the increase in receivables from Wakefern. This increase relates primarily to receivables for patronage dividends and other current amounts due us. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital. The balance of accounts receivables consist primarily of returned checks due the Company, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted.

Working capital improved in fiscal 2002 primarily as the result of the increase in receivables due from landlords for construction allowances for the Woodbridge and Ewing, New Jersey locations. When these receivables were collected, the proceeds were used to reduce the Revolving Note which is classified as long-term borrowings. This resulted in a corresponding decrease in working capital.

Working capital decreased in fiscal 2001 primarily as the result of the net increase in accounts payable and accrued expenses of $5,050,000 over the increase in inventory. This increase relates primarily to cost of merchandise and capital expenditures for the new Middletown, New Jersey store, opened November 14, 2001, as well as accrued occupancy costs related to the 53rd week of fiscal 2001.

Working capital ratios were as follows:

    November 1, 2003    1.05 to 1.00
    November 2, 2002     .99 to 1.00
    November 3, 2001     .90 to 1.00

Cash flows (in millions) were as follows:

                                              2003         2002         2001
                                              -----        -----        -----
From operations                               $17.9       $ 15.5       $ 24.2
Investing activities                          (34.8)       (26.0)       (16.9)
Financing activities                           17.9         10.6        ( 7.1)
                                              -----        -----       -------
Totals                                       $  1.0       $   .1       $   .2
                                             ======       ======       ======


Fiscal 2003 capital expenditures totaled $34,432,000 with depreciation of $17,096,000 compared to $21,019,000 and $14,175,000, respectively for fiscal 2002 and $17,047,000 and $12,840,000, respectively for fiscal 2001. The increase in depreciation in fiscal 2003 was the result of the purchase of equipment and leasehold improvements for the four new locations opened in Woodbridge, Ewing, North Brunswick and Hamilton, New Jersey in December 2002, January 2003, May 2003 and October 2003, respectively, and the new bakery facility, as well as six additional capitalized real estate leases. The increase in depreciation in fiscal 2002 was the result of the purchase of equipment and leasehold improvements, as well as the capitalized real estate lease for the Middletown store opened in November 2001 and a full year of depreciation for the three locations remodeled in fiscal 2001. The increase in depreciation in fiscal 2001 was the result of the purchase of equipment and leasehold improvements for the three locations remodeled during fiscal 2001 and a full year of depreciation for the locations opened in fiscal 2000.

Capital expenditures increased in fiscal 2003, fiscal 2002 and fiscal 2001 as the result of the purchase of equipment and leasehold improvements for the four new locations opened in fiscal 2003, the construction of and equipment for our new bakery commissary, projects currently in process for two new stores, the expansion and remodeling of an existing location, the new store opened in fiscal 2001 and the locations remodeled in fiscal 2001.

In fiscal 2003 long-term debt increased $82,043,000 due to the capitalization of six real estate leases, an increase in borrowings under the Credit Agreement, financing outside of the Credit Agreement for the purchase of equipment for two locations and notes for the additional investments required by Wakefern for two of the new locations and the increase in the required Wakefern investment for each location. Cash generated by operations was used to pay down a portion of existing debt.

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

No shares of Common Stock were purchased in fiscal 2003.

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

At November 1, 2003, the Company had $3,382,000 of available credit, under its revolving credit facility. The Company has capital commitments (net of landlord contributions $11,018,000) of $13,171,000 for equipment and $5,981,000 for leasehold improvements related to the three stores under construction as of November 1, 2003. The Credit Agreement and permitted borrowings outside of the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2004.

During the fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (Fiscal 2003). Corporate taxpayers are subject to an "Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our State current tax liability, net of Federal tax benefit, by $1,303,000. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The current Federal tax benefit for accelerated depreciation resulting from the Tax Acts is approximately $3,266,000 for fiscal 2003 and is reflected in our prepaid and refundable income taxes.

The table below summarizes our contractual obligations at November 1, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                           Payments Due By Period
                             ---------------------------------------------------
                                       Less Than     2-3         4-5     After 5
Contractual Obligations      Total       1 Year      Years      Years      Years
-----------------------      -----       ------      -----      -----      -----
                                           (Dollars In Thousands)

Long-term debt             $  63,251   $ 7,916    $14,775    $ 39,708   $    852
Related party debt             3,975       920      1,628         969        458
Capital lease obligations    301,049    13,698     27,660      26,962    232,729
Operating leases              68,742     9,968     17,804      13,066     27,904
Purchase obligations -
  leaseholds and equipment    19,152    19,152          -           -          -
Lease commitments -stores
  under construction (1)      62,150     1,243      4,972       4,972     50,963
                              ------     -----      -----       -----     ------

Total                      $ 518,319   $52,897    $66,839    $ 85,677   $312,906
                           =========   =======    =======    ========   ========

(1) Represents contractual obligations which we expect to perform in the periods presented based upon the anticipated openings of stores in fiscal 2004. It is not possible to determine precise dates for anticipated store openings, and actual opening dates may vary from the anticipated dates.

RESULTS OF OPERATIONS
---------------------
Sales:

The Company's sales were $1,049.7 million, $963.6 million and $945.3 million, respectively in fiscal 2003, 2002 and 2001. This represents an increase of 8.9% in 2003 and an increase of 1.9% in 2002. These changes in sales levels were the result of the opening of two new and two replacement stores in fiscal 2003 and the opening of a replacement store in November 2001. The locations opened in May 2003, December 2002 and November 2001 replaced smaller, older stores.

Comparable store sales increased 1.5% in fiscal 2003 and 1.6% in fiscal 2002. Comparable store sales increases in fiscal 2003 and fiscal 2002 were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact of several of our replacement locations. Additionally, the increases in comparable store sales for 2003 and 2002 were partially offset by a softening in the economy and the impact of deflation in certain product categories.

Gross Profit:

Gross profit totaled $273.0 million in fiscal 2003 compared to $245.1 million in fiscal 2002 and $234.2 million in fiscal 2001. Gross profit as a percent of sales was 26.0% in fiscal 2003, 25.4% in fiscal 2002 and 24.8% in fiscal 2001.

Gross profit as a percentage of sales increased in fiscal 2003 primarily as a result of improved product mix, the contribution of the two new and two replacement stores opened in fiscal 2003, including Wakefern incentive programs for new locations, reduced Wakefern assessment as a percentage of sales, an increase in the Wakefern patronage dividend and a reduction in product loss through improved shrink control. These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings and by promotional programs for the new locations opened in the current year period.

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

Patronage dividends applied as a reduction of the cost of merchandise sold were $9,119,000, $7,124,000 and $6,515,000 for the last three fiscal years. This translates to .87%, .74% and .69% of sales for the respective periods.


                                                 Fiscal Years Ended
                                      ------------------------------------------
                                       11/01/03       11/02/02        11/03/01
                                       --------       --------        --------
                                                    (in millions)
Sales                                  $ 1,049.7      $  963.6        $ 945.3
Gross profit                               273.0         245.1          234.2
Gross profit percentage                     26.0%         25.4%          24.8%


Selling, General and Administrative Expenses:

Fiscal 2003 selling, general and administrative expenses totaled $256.9 million compared to $231.7 million in fiscal 2002 and $220.3 million in fiscal 2001.

                                                 Fiscal Years Ended
                                       -----------------------------------------
                                        11/01/03       11/02/02        11/03/01
                                        --------       --------        --------
                                                    (in millions)
Sales                                  $ 1,049.7       $  963.6       $ 945.3
Selling, General and                       256.9          231.7         220.3
Administrative Expenses
Percent of Sales                            24.5%          24.0%        23.3%


Selling, general and administrative expenses increased as a percent of sales when comparing fiscal 2003 to fiscal 2002. Increases in labor and related fringe benefits, depreciation and pre-opening costs were partially offset by decreases in occupancy and administration. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge, Ewing, North Brunswick and Hamilton stores, increased sales in service intensive departments and contractual increases in fringe benefits. Depreciation increased as the result of the purchase of equipment and leasehold improvements for the four new locations and the new bakery facility, as well as six additional capitalized real estate leases. Pre-opening costs were for the new Woodbridge, Ewing, North Brunswick and Hamilton stores opened in December 2002, January 2003, May 2003 and October 2003, respectively. The decrease in occupancy was primarily the result of several leases which were accounted for as operating leases being replaced by capitalized leases and the decrease in certain fixed costs as a percentage of sales. Administration decreased as several components increased at a slower rate than the increase in sales. As a percentage of sales, labor and related fringe benefits increased .32%, depreciation increased .16% and pre-opening costs increased .14%. These increases were partially offset by decreases in occupancy of .13% and administrative expense of .09%. Pre-opening costs were $1,796,000 in fiscal 2003.

Selling, general and administrative expenses increased as a percent of sales when comparing fiscal 2002 to fiscal 2001. Increases in labor and related fringe benefits, depreciation, other store expenses, which include Wakefern support services and debit/credit card and bank service fees, administration expense and pre-opening costs were partially offset by decreases in occupancy and selling expense. The increase in labor and related fringe benefits was the result of additional personnel for the new Middletown store, increased sales in service intensive departments and contractual increases in fringe benefit costs. Depreciation expense increased as the result of the purchase of equipment and leasehold improvements, as well as the capitalized real estate lease, for the Middletown store opened in November 2001 and a full year of depreciation for the three locations remodeled in fiscal 2001. Other store expenses increased as the result of increases in debit/credit card fees and the increased utilization of the cards by our customers. Administration expense increased primarily due to increases in fringe benefit costs. Pre-opening costs are related to the new Middletown store opened in November 2001. Occupancy decreased due to the accounting for the new Middletown store's lease as a capitalized lease. Under this method the costs of the lease are expensed as depreciation and interest. Formerly, the old Middletown store's lease was an operating lease and the costs of the lease were expensed as rent. Selling expense declined as the result of changes in certain promotional programs. As a percentage of sales, labor and related fringe benefits increased .67%, depreciation increased .09%, other store expenses increased .05%, administration increased .09% and pre-opening costs increased .02%. These increases were partially offset by decreases in occupancy of .09% and selling expense of .04%. Pre-opening costs were $246,000 in fiscal 2002.

Amortization expense increased in fiscal 2003 to $475,000 compared to $463,000 in fiscal 2002 and $576,000 in fiscal 2001. The increase in fiscal 2003, as compared to fiscal 2002, was the result of increased amortization of deferred financing costs partially offset by decreased amortization of deferred escalation rents and the discontinuance of the amortization of goodwill as required by SFAS No. 142. The decrease in fiscal 2002, as compared to fiscal 2001, was the result of decreased amortization of deferred escalation rents partially offset by increased amortization of deferred financing costs. See Note 1 of Notes to Consolidated Financial Statements.

Interest Expense:

Interest expense totaled $12.4 million in fiscal 2003 compared to $8.2 million in fiscal 2002 and $7.6 million in fiscal 2001. The increase in interest expense for fiscal 2003 was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt. The increase in fiscal 2002, as compared to fiscal 2001, was due to an increase in average outstanding debt, including capitalized lease obligations partially offset by a decrease in the average interest rate paid on debt.

Income Taxes:

The Company recorded a tax provision of $1.5 million in fiscal 2003, $2.2 million in fiscal 2002 and $2.6 million in fiscal 2001. See Note 13 of Notes to Consolidated Financial Statements.

Net Income:

The Company had net income of $2,283,000 or $2.26 per diluted share in fiscal 2003 compared to net income of $3,240,000 or $3.01 per diluted share in fiscal 2002. EBITDA for fiscal 2003 were $33,636,000 as compared to $28,076,000 in fiscal 2002. The Company has not accrued for legal fees and expenses which may be incurred in connection with the legal proceeding described in Note 14 of Notes to Consolidated Financial Statements. Net income and EBITDA in fiscal 2004 may be adversely affected to the extent that the Company's defense costs and any legal fees that may be awarded are not covered by directors and officers liability insurance. See Item 3 and Note 14 of Notes to Consolidated Financial Statements.

Fiscal 2001 resulted in net income of $3,938,000 or $3.50 per diluted share. EBITDA for fiscal 2001 were $27,342,000.

Weighted average diluted shares outstanding were 1,011,350 for fiscal 2003, 1,076,030 for fiscal 2002 and 1,124,192 for fiscal 2001.

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



                                            Fiscal Years Ended
                              --------------------------------------------------
                               11/01/03          11/02/02           11/03/01
                               ---------         ----------         ---------
Net income                    $2,283,000        $ 3,240,000       $ 3,938,000
Add:
Interest expense, net         12,260,000          8,036,000         7,362,000
Income tax provision           1,522,000          2,162,000         2,626,000
Depreciation                  17,096,000         14,175,000        12,840,000
Amortization                     475,000            463,000           576,000
                              ----------        -----------       -----------
EBITDA                       $33,636,000        $28,076,000       $27,342,000
                             ===========        ===========       ===========


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In November 2002, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Consideration Received from a Vendor." EITF No. 02-16 provides guidance for accounting for cash consideration given to a reseller from a vendor. The Company already accounted for such consideration in accordance with this EITF, and therefore adoption had no impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. There was no impact from the adoption of this statement.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," which amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS 148 had no impact on our financial position or results of operations.

In November 2002, the FASB issued financial interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires initial recognition and measurement of guarantees and is effective on a prospective basis for guarantees issued or modified after December 31, 2002. Disclosures required by FIN 45 are included within this report. This statement did not have a material effect on the Company's financial statement in fiscal 2003.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. There was no impact from the adoption of this statement.

On April 30, 2003, the FASB issued SFAS 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities." SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not expect that the adoption of SFAS 149 will have an impact on its financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact from the adoption of this statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Except for indebtedness under the Credit Agreement which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
See Consolidated Financial Statements and Schedules included in Part IV, Item
15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

Item 9A. Controls and Procedures
--------------------------------
As required by Rule 13a-15 under the Exchange Act within ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Vice President-Internal Audit and Principal Accounting Officer also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Nominees as Director of the Company" and "Executive Officers of the Company" and such information is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------
The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation" and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters
---------------------------
The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under introductory paragraphs and under the captions "Principal Shareholders" and "Securities Owned by Management" and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Executive Compensation" and "Certain Transactions" and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Audit Fees," "Audit Related Fees," "Tax Fees" and "All Other Fees."

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a. The following documents are filed as part of this Annual Report:

a.1.      Audited financial statements and                        Page No.
          supplementary data

          Independent Auditors' Report                             F-1

          Foodarama Supermarkets, Inc. and
              Subsidiaries Consolidated Financial
              Statements:

          Balance Sheets as of November 1, 2003
              and November 2, 2002                                 F-2 to F-3

          Statements of Operations for each of the
              fiscal years ended November 1, 2003,
              November 2, 2002 and November 3, 2001.               F-4

          Statements of Shareholders' Equity
              for each of the fiscal years ended
              November 1, 2003, November 2, 2002
              and November 3, 2001.                                F-5

          Statements of Cash Flows for each of the
              fiscal years ended November 1, 2003,
              November 2, 2002 and November 3, 2001.               F-6

          Notes to Consolidated Financial Statements               F-7 to F-33

a.2.      Financial Statement Schedules
              Schedule II                                          S-1
              Schedules other than Schedule II have been omitted because they are not applicable.

a.3.          Exhibits                                             E-1 to E-25
                Reference is made to the Index of Exhibits beginning on page E-1 herein.

b.         Reports on Form 8-K
              September 16, 2003 - A report dated September 16, 2003, which included, under Items 7 and 9, the Company's press release dated September 16, 2003 announcing its consolidated financial results for its third quarter ended August 2, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FOODARAMA SUPERMARKETS, INC.

                                    (Registrant)



                                    /s/ Michael Shapiro
                                    --------------------
                                    Michael Shapiro
                                    Senior Vice President,
                                    Chief Financial Officer


                                    /s/ Thomas H. Flynn
                                    -------------------
                                    Thomas H. Flynn
                                    Principal Accounting Officer

Date: January 27, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                         Title                     Date
/s/  Joseph J. Saker
--------------------
Joseph J. Saker               Chairman of the Board of          January 26, 2004
                              Directors
/s/  Richard J. Saker
---------------------
Richard J. Saker              Chief Executive Officer,          January 26, 2004
                              President, Secretary and
                              Director
/s/  Charles T. Parton
----------------------
Charles T. Parton             Director                          January 26, 2004

/s/  Albert A. Zager
--------------------
Albert A. Zager               Director                          January 26, 2004

/s/  Robert H. Hutchins
-----------------------
Robert H. Hutchins            Director                          January 26, 2004

                         Independent Auditors' Report

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of November 1, 2003 and November 2, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended November 1, 2003, November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of November 1, 2003 and November 2, 2002, and the results of their operations and their cash flows for the fiscal years ended November 1, 2003, November 2, 2002 and November 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended November 1, 2003 the Company changed its method of accounting for goodwill in accordance with the adoption of SFAS 142 "Goodwill and Other Intangible Assets."

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



                                    /s/AMPER, POLITZINER & MATTIA, P.C.


January 13, 2004
Edison, New Jersey

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                      November 1, 2003 and November 2, 2002
                                 (In thousands)


                                                           2003           2002
                                                           ----           ----

                                     Assets

Current assets
   Cash and cash equivalents                           $   5,252      $   4,280
   Merchandise inventories                                49,224         43,707
   Receivables and other current assets                   12,043         11,214
   Prepaid and refundable income taxes                     3,404            257
   Related party receivables - Wakefern                   13,684          8,903
                                                          ------         ------
                                                          83,607         68,361
                                                          ------         ------
Property and equipment
   Land                                                      308            308
   Buildings and improvements                              1,220          1,220
   Leasehold improvements                                 49,039         41,311
   Equipment                                             142,021        114,077
   Property under capital leases                         130,420         69,867
   Construction in progress                                6,846         15,364
                                                         -------        -------
                                                         329,854        242,147
   Less accumulated depreciation and amortization        122,339        112,360
                                                         -------        -------
                                                         207,515        129,787
Other assets                                             -------        -------
   Investments in related parties                         16,173         12,758
   Goodwill                                                1,715          1,715
   Intangibles assets, net                                 1,098          1,290
   Other                                                   3,264          3,743
   Related party receivables - Wakefern                    1,874          1,735
                                                         -------        -------
                                                          24,124         21,241
                                                       ---------      ---------
                                                       $ 315,246      $ 219,389
                                                       =========      =========

                    See notes to consolidated financial statements.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (continued)
                      November 1, 2003 and November 2, 2002
                                 (In thousands)


                                                             2003           2002
                                                          -------        -------
                      Liabilities and Shareholders' Equity

Current liabilities
   Current portion of long-term debt                   $   7,916      $   7,158
   Current portion of long-term debt, related party          920            629
   Current portion of obligations under capital leases     1,622          1,140
   Current income taxes payable                            1,415              -
   Deferred income taxes                                   2,162          1,433
   Accounts payable
     Related party - Wakefern                             37,506         31,935
     Others                                               14,622         14,078
   Accrued expenses                                       13,485         12,578
                                                         -------        -------
                                                          79,648         68,951
                                                         -------        -------
Long-term debt                                            55,335         35,745
Long-term debt, related party                              3,055            686
Obligations under capital leases                         122,159         63,606
Deferred income taxes                                      2,749          1,142
Other long-term liabilities                               13,278         12,634
                                                         -------        -------
                                                         196,576        113,813
                                                         -------        -------
Commitments and Contingencies (Note 14)

Shareholders' equity
   Common stock, $1.00 par; authorized 2,500,000 shares;
    issued 1,621,767 shares; outstanding 986,867 shares
    November 1, 2003; 986,367 shares November 2, 2002      1,622          1,622
   Capital in excess of par                                4,168          4,168
   Deferred compensation                                    (952)        (1,324)
   Retained earnings                                      49,539         47,256
   Accumulated other comprehensive income
     Minimum pension liability                            (3,164)        (2,896)
                                                         --------       --------
                                                          51,213         48,826
   Less 634,900 shares November 1, 2003; 635,400 shares
    November 2, 2002, held in treasury, at cost           12,191         12,201
                                                         -------        -------
                                                          39,022         36,625
                                                         -------       --------
                                                       $ 315,246      $ 219,389
                                                       =========      =========

                    See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
   Fiscal Years Ended November 1, 2003, November 2, 2002 and November 3, 2001
                  (In thousands, except per share data)

                                           2003           2002           2001
                                       ---------      ---------      -----------

Sales                                $ 1,049,653      $ 963,611      $ 945,301

Cost of goods sold                       776,656        718,520        711,092
                                         -------      ---------      -----------

Gross profit                             272,997        245,091        234,209

Selling, general and administrative
 expenses                                256,932        231,653        220,283
                                         -------      ---------       ---------

Earnings from operations                  16,065         13,438         13,926
                                         -------      ---------       ---------

Other income (expense)
   Interest expense                      (12,399)        (8,184)        (7,627)
   Interest income                           139            148            265
                                         --------      ----------      ---------
                                          (12,260)        (8,036)        (7,362)
                                         ---------     ----------      ---------
Earnings before income tax provision        3,805          5,402          6,564

Income tax provision                       (1,522)        (2,162)        (2,626)
                                         ---------      ---------      ---------

Net income                             $   2,283      $   3,240      $   3,938
                                       ===========    ==========     ==========

Per share information:

Net income per common share
   Basic                               $    2.31      $    3.16      $    3.54
                                       ==========     =========      ==========
   Diluted                             $    2.26      $    3.01      $    3.50
                                       ==========     =========      ==========

Weighted average shares outstanding
   Basic                                 986,789      1,024,235      1,111,727
                                       ==========     =========      ==========
   Diluted                             1,011,350      1,076,030      1,124,192
                                       ==========     =========      ==========


                       See notes to consolidated financial statements.

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Shareholders' Equity
    Fiscal Years Ended November 1, 2003, November 2, 2002 and November 3, 2001
                         (In thousands, except per share data)

                                  Common Stock
                       -----------------------------------------
                                                                   Accumulated
                                           Capital                    Other                                Treasury Stock
                        Shares             in Excess   Deferred    Comprehensive Comprehensive Retained    ---------------   Total
                        Issued   Amount     of Par   Compensation    Income         Income     Earnings    Shares   Amount  Equity
                        ------   ------    -------   ------------    -----------    ------     --------    ------   ------  ------
Balance-
October 28,2000       1,621,767 $ 1,622    $  2,351  $        -    $      -                  $   40,078  (504,477) $(6,629) $ 37,422
Grant of stock options        -       -       1,817     (1,817)           -                           -         -        -         -
Amortization of
deferred compensation         -       -           -        121            -                           -         -                121
Repurchase of common stock    -       -           -          -            -                           -   (29,070)  (1,068)  (1,068)
Comprehensive income
  Net income 2001             -       -           -          -            -          3,938        3,938         -        -    3,938
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax          -       -           -          -       (1,920)        (1,920)           -         -        -   (1,920)
                      ---------  ------    --------   --------     ---------       --------   ---------   --------  -------  -------
Comprehensive income                                                              $  2,018
                                                                                  ========
Balance-
November 3, 2001      1,621,767   1,622       4,168    (1,696)       (1,920)                     44,016   (533,547) (7,697)  38,493
Amortization of
deferred compensation         -       -           -       372             -              -                       -       -      372
Issuance of common stock      -       -           -         -             -              -            -      1,000      20       20
Repurchase of common stock    -       -           -         -             -              -                (102,853) (4,524)  (4,524)
Comprehensive income
  Net income 2002             -       -           -         -             -          3,240        3,240          -       -    3,240
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax          -       -           -         -          (976)          (976)           -          -       -     (976)
                      ---------   -----       -----    ------        -------       --------      ------   --------  ------   ------
Comprehensive income                                                                $2,264
                                                                                   ========
Balance-
November 2, 2002      1,621,767   1,622       4,168    (1,324)       (2,896)                     47,256  (635,400) (12,201)  36,625
Amortization of
deferred compensation         -       -           -       372             -              -            -         -        -      372
Issuance of common stock      -       -           -         -             -              -            -       500       10       10
Comprehensive income
  Net income 2003             -       -           -         -             -          2,283        2,283         -        -    2,283
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax          -       -           -         -          (268)          (268)         -           -        -     (268)
                      ---------   -----       -----     ------        ------       --------       -----  --------  -------    ------
Comprehensive income                                                                $2,015
                                                                                   ========
Balance-
November 1, 2003      1,621,767 $ 1,622      $4,168     $(952)      $(3,164)                   $ 49,539 (634,900) $(12,191) $ 39,022
                      ========= =======      ======     ======      ========                   ======== ========  ========= ========

        See notes to consolidated financial statements.
                          FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
    Fiscal Years Ended November 1, 2003, November 2, 2002 and November 3, 2001
                                    (In thousands)
                                                    2003          2002      2001
                                                    ------   ---------  --------
Cash flows from operating activities
   Net income                                     $  2,283   $   3,240  $  3,938
   Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                    17,096      14,175   12,840
    Amortization, goodwill                               -         140      140
    Amortization, intangibles                          192         211      211
    Amortization, deferred financing costs             577         342      285
    Amortization, deferred rent escalation            (294)       (230)     (60)
    Provision to value inventory at LIFO               715         397      900
    Deferred income taxes                            2,515         946     (139)
    Amortization of deferred compensation              357         270      256
    (Increase) decrease in
      Merchandise inventories                       (6,232)     (1,277)    (962)
      Receivables and other current assets            (505)       (781)    (507)
      Prepaid and refundable income taxes           (3,147)       (257)     398
    Other assets                                       227        (453)     963
    Related party receivables - Wakefern            (4,920)        (75)    (224)
    Increase (decrease) in
      Accounts payable                               6,115       1,245    2,936
      Income taxes payable                           1,415        (704)     704
      Other liabilities                              1,463      (1,713)   2,534
                                                    ------     -------   ------
                                                    17,857       15,476  24,213
                                                    -------    --------  -------
Cash flows from investing activities
   Cash paid for the purchase of property and
    equipment                                      (29,267)      (7,858)(11,718)
   Cash paid for construction in progress           (4,336)     (13,161) (5,329)
   Decrease in Construction advance due from
     landlords                                       4,975        1,932       -
   Increase in Construction advance due from
    landlords                                       (6,128)      (6,070)      -
   Deposits on equipment                                 -         (829)      -
   Decrease in related party receivables - other         -           18     169
                                                    -------      -------  ------
                                                   (34,756)     (25,968)(16,878)
                                                    -------      ------- -------
Cash flows from financing activities
   Proceeds from issuance of debt                   27,853       22,961     929
   Principal payments under long-term debt          (7,505)      (4,742) (5,344)
   Principal payments under capital lease
    obligations                                     (1,518)      (1,060)   (664)
   Principal payments under long-term debt,
    related party                                     (755)        (897)   (880)
   Deferred financing and other costs                 (214)      (1,205)    (66)
   Proceeds from exercise of stock options              10           20       -
   Repurchase of common stock                            -       (4,524) (1,068)
                                                    -------     -------- -------
                                                    17,871       10,553  (7,093)
                                                    -------     -------- -------
Net change in cash and cash equivalents                972           61     242
Cash and cash equivalents, beginning of year         4,280        4,219   3,977
                                                 ----------     -------- -------
Cash and cash equivalents, end of year           $   5,252      $ 4,280  $4,219
                                                 =========      =======  =======
Supplemental disclosures of cash paid
   Interest                                      $  12,374      $ 8,125  $8,046
   Income taxes                                        751        2,188   1,674
                 See notes to consolidated financial statements.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------
         Nature of Operations
         --------------------
         Foodarama Supermarkets, Inc. and Subsidiaries (the "Company"), operate 24 ShopRite supermarkets, primarily in Central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

         Fiscal Year
         -----------
         The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 2003 consists of the 52 weeks ended November 1, 2003, fiscal 2002 consists of the 52 weeks ended November 2, 2002 and fiscal 2001 consists of the 53 weeks ended November 3, 2001.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition
         -------------------
         Revenue from the sales of products are recognized at the point of sale to the customer. Discounts provided to customers through ShopRite coupons at the point of sale are recognized as a reduction of sales as the products are sold.

         Industry Segment
         ----------------
         The Company operates in one industry segment, the retail sale of food and nonfood products, primarily in the Central New Jersey region.

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         Cash and cash equivalents, receivables and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock. Determination of the fair value of related party receivables and long-term debt - related party is not practicable due to their related party nature.

         Cash Equivalents
         ----------------
         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Merchandise Inventories
         -----------------------
         Merchandise inventories are stated at the lower of cost or market. At November 1, 2003 and November 2, 2002 approximately 81% and 82%, respectively, of merchandise inventories, consisting primarily of grocery and nonfood items, are valued by the LIFO (last-in, first-out) method of inventory valuation while the remaining inventory items are valued by the FIFO (first-in, first-out) method with cost being determined under the retail method.

         Effective November 3, 2002, the Company changed from the 80% LIFO method to the 100% LIFO method. The effect of this change for the fiscal year ended November 1, 2003 was to decrease net income $54,000 ($.05 per diluted share). If the FIFO method had been used for the entire inventory, inventory at November 1, 2003 and November 2, 2002 would have been $2,735,000 and $2,020,000 higher, respectively.

         Vendor Allowances and Rebates
         -----------------------------
         The Company receives vendor allowances and rebates, including amounts received as a pass through from Wakefern, related to the Company's buying and merchandising activities. Vendor allowances and rebates are recognized as a reduction in cost of sales when the related merchandise is sold or when the contractual requirements have been satisfied.

         Property and Equipment
         ----------------------
         Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives ranging between three and ten years for equipment, the shorter of the useful life or lease term for leasehold improvements, and twenty years for buildings. Repairs and maintenance are expensed as incurred.

         Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or its useful life.

         Investments
         -----------
         The Company's investments in its principal supplier, Wakefern, and in Insure-Rite, are stated at cost (see Note 4).

         Goodwill
         --------
         Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS 142, the Company ceased amortization of goodwill and tests at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit, and as such, impairment is tested at the company level. During fiscal 2003, the Company completed goodwill transition and impairment tests prescribed by SFAS 142 and concluded that no impairment of Goodwill existed.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note  1 -Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Goodwill - (continued)
         ----------------------
         Prior to the adoption of SFAS 142, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.

         Intangible Assets
         -----------------
         Other intangible assets consist of favorable operating lease costs and liquor licenses. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases, which range from 12 to 24 years. The liquor licenses are not amortized since they have been determined to have an indefinite useful life. The Company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

         Long-Lived Assets
         -----------------
         The Company reviews the carrying values of its long-lived assets for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of the undiscounted estimated future cash flow expected to result from the use of the asset is less than the carrying value.

         Deferred Financing Costs
         ------------------------
         Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

         Postretirement Benefits other than Pensions
         -------------------------------------------
         The Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan.

         Postemployment Benefits
         -----------------------
         The Company accrues for the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         Advertising
         -----------
         Advertising costs are expensed as incurred. Advertising expense was $9.0, $8.6 and $8.8 million for the fiscal years 2003, 2002 and 2001, respectively.

         Store Closing Costs
         -------------------
         The costs, net of amounts expected to be recovered, are expensed upon the closing of a store. It is reasonably possible that these estimates may change from time to time. Operating results continue to be reported until a store is closed.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Stock Option Plan
         -----------------
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

         In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                                     Fiscal Year Ending
                                             November 1, November 2, November 3,
                                                2003        2002         2001
                                             ----------  ----------  ----------
         Net income - as reported               $ 2,283     $ 3,240     $ 3,938
         Add:
         Stock-based employee compensation
         expense included in reported net
         income, net of related tax effects         223         223          73
         Deduct:
         Adjustment to total stock-based
         employee compensation expense
         determined under the intrinsic
         value method for expense determined
         under the fair value based method,
         net of related tax effects                (303)      (302)         (96)
                                              ----------      -------    -------

         Pro forma net income                    $ 2,203       $3,161    $3,915
                                              ==========      =======    =======

         Earnings per share:
         Basic, as reported                       $ 2.31       $ 3.16     $ 3.54
                                              ==========      =======    =======

         Basic, pro forma                         $ 2.23       $ 3.09     $ 3.52
                                              ==========      =======    =======

         Diluted, as reported                     $ 2.26       $ 3.01     $ 3.50
                                              ==========      =======    =======

         Diluted, pro forma                       $ 2.18       $ 2.94     $ 3.48
                                              ==========      =======    =======

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $22.93 on the date of grant using the Black-Scholes option-pricing model.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Stock Option Plan - (continued)
         -------------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following weighted-average assumptions were used for the year ended November 3, 2001:

                  Risk-free interest rate          5.0%
                  Expected volatility             40.2%
                  Dividend yield                     0%
                  Expected life                 5 years

         Earnings Per Share
         ------------------
         Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all diluted stock options, subject to antidilution limitations.

         Recent Accounting Pronouncements
         --------------------------------
         In November 2002, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Consideration Received from a Vendor." EITF No. 02-16 provides guidance for accounting for cash consideration given to a reseller from a vendor. The Company already accounted for such consideration in accordance with this EITF, and therefore adoption had no impact on the Company's consolidated financial statements.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires recognition of a liability for the costs associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. There was no impact from the adoption of this statement.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Recent Accounting Pronouncements - (continued)
         ----------------------------------
         In December 2002, the FASB issued SFAS 148, "Accounting for Stock
         Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," which amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The adoption of SFAS 148 had no impact on our financial position or results of operations.

         In November 2002, the FASB issued financial interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires initial recognition and measurement of guarantees and is effective on a prospective basis for guarantees issued or modified after December 31, 2002. Disclosures required by FIN 45 are included within this report. This statement did not have a material effect on the Company's financial statement in fiscal 2003.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance relating to the identification of, and financial reporting for, variable-interest entities, as defined in the Interpretation. There was no impact from the adoption of this statement.

         On April 30, 2003, the FASB issued SFAS 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities." SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Management does not expect that the adoption of SFAS 149 will have an impact on its financial position, results of operations or cash flows.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on classification and measurement of certain financial instruments with characteristics of both liabilities and equity. There was no impact from the adoption of this statement.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Reclassifications
         -----------------
         Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

Note 2 - Concentration of Cash Balance
         -----------------------------
         As of November 1, 2003 and November 2, 2002, cash balances of approximately $2,547,000 and $1,241,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation (FDIC). These balances exceed the insured amount of $100,000.

Note 3 - Receivables and Other Current Assets
         ------------------------------------
                                                       November 1,  November 2,
                                                          2003         2002
                                                      ---------     ----------
            Accounts receivable                       $   4,198     $  4,247
            Construction advance due from Landlords       5,291        4,138
            Prepaids                                      2,720        2,304
            Deposits on equipment                             -          829
            Rents receivable                                817          380
            Less allowance for uncollectible accounts      (983)        (684)
                                                      ----------    ----------
                                                      $  12,043     $ 11,214
                                                      ==========    ==========
Note 4 - Related Party Transactions
         --------------------------
         Wakefern Food Corporation
         --------------------------
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $650,000 at November 1, 2003 and $550,000 at November 2, 2002 and November 3, 2001. During fiscal 2003, the required investment in Wakefern increased, resulting in a total increase in the investment by $2,088,000 and a related increase in the obligations due Wakefern for the same amount. This increase in the obligation is non-interest bearing and is payable over three years. The remaining increase in the investment in fiscal 2003, and obligation due Wakefern for the same amount, was due to the opening of two new stores. The obligations related to the two new stores are non-interest bearing and are payable over seven years. The current obligations due to Wakefern also include the last payment year relating to the last increase in the required investment in Wakefern from fiscal 2000. The Company has an investment in Wakefern of $15,093,000 at November 1, 2003 and $11,805,000 at November 2, 2002, representing a 15.6% interest in Wakefern. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, any obligations to Wakefern are personally guaranteed by certain of the Company's shareholders who also serve as officers.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions - (continued)
         --------------------------
         Wakefern Food Corporation - (continued)
         --------------------------
         The Company also has an investment of approximately 8.4% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $1,080,000 at November 1, 2003 and $953,000 at November 2, 2002. During
         fiscal 2003, the Company's obligation to invest in Insure-Rite, Ltd. increased $127,000, as a result of the opening of two new stores. This obligation is payable over three years and is non-interest bearing. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to private insurers. Insurance premiums paid to Wakefern, including amounts due to Insure-Rite, Ltd., were $4,599,000, $4,364,000 and $3,819,000 for fiscal years 2003, 2002 and 2001, respectively.

         As of November 1, 2003 and November 2, 2002, the Company was obligated to Wakefern for $3,975,000 and $1,315,000, respectively, for increases in its required investments (see Note 8).

         As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of goods sold in the consolidated statements of operations. In addition, the Company also receives from Wakefern other product incentives and rebates. For fiscal 2003, 2002 and 2001, total patronage dividends and other product incentives and rebates were $12,404,000, $10,706,000 and $9,909,000, respectively.

         At November 1, 2003 and November 2, 2002, the Company has current receivables due from Wakefern of approximately $13,684,000 and $8,903,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $1,874,000 and $1,735,000, respectively.

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

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 - Related Party Transactions - (continued)
         --------------------------
         Wakefern Food Corporation - (continued)
         --------------------------
         The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $715, $641 and $647 million for the fiscal years 2003, 2002 and 2001, respectively.

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

Note 5 - Goodwill and Other Intangible Assets
         ------------------------------------
         As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective November 3, 2002. During fiscal 2003, the Company completed goodwill transition and annual impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

         The gross carrying amount and accumulated amortization of the Company's other intangible assets as of November 1, 2003 and November 2, 2002 are as follows:

                                      November 1, 2003      November 2, 2002
                                      ----------------      ----------------
                                     Gross                 Gross
                                    Carrying  Accumulated Carrying  Accumulated
                                     Amount   Amortization Amount   Amortization
                                     ------   ------------ ------   ------------
         Amortized Intangible Assets
             Bargain Leases            $3,918     $ 3,040   $3,918     $ 2,848
         Unamortized Intangible Assets
             Liquor Licenses              220           -      220           -
                                    ---------   ---------   ------     --------
         Total                         $4,138     $ 3,040   $4,138     $ 2,848
                                    =========   =========   ======     ========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 5 - Goodwill and Other Intangible Assets - (continued)
         ------------------------------------
         Amortization expense recorded on the intangible assets for the years ended November 1, 2003, November 2, 2002 and November 3, 2001 was $192,000, $211,000 and $211,000, respectively. As a result of the adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for the five succeeding fiscal years is as follows:
                            Fiscal Year                (In thousands)
                            -----------                --------------
                              2004                       $106
                              2005                        106
                              2006                        106
                              2007                        106
                              2008                        106
                              Thereafter                  348

         The following tables illustrate net income available to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:
                                               For the years ended
                                    November 1,      November 2,     November 3,
                                       2003             2002             2001
                                    ---------        ---------       --------
         Reported net income        $   2,283        $   3,240       $  3,938
         Add: Goodwill amortization         -              211            211
                                    ---------        ---------       --------
         Adjusted net income        $   2,283        $   3,451       $  4,149
                                    =========        =========       ========
         Basic earnings per share:
         Reported net income        $    2.31        $    3.16       $   3.54
         Add: Goodwill amortization         -              .21            .19
                                    ---------        ---------       --------
         Adjusted net income        $    2.31        $    3.37       $   3.73
                                    =========        =========       ========
         Diluted earnings per share:
         Reported net income        $    2.26        $    3.01       $   3.50
         Add: Goodwill amortization         -              .20            .19
                                    ---------        ---------       --------
         Adjusted net income        $    2.26        $    3.21       $   3.69
                                    =========        =========       ========
Note 6 - Accrued Expenses
         ----------------
                                                       November 1,  November 2,
                                                          2003         2002
                                                   -----------    ----------
            Payroll and payroll related expenses   $    7,462     $    6,848
            Insurance                                     713            663
            Sales, use and other taxes                  1,371          1,243
            Interest                                      147            122
            Employee benefits                           1,445          1,168
            Occupancy costs                             1,205          1,445
            Real estate taxes                             618            544
            Other                                         524            545
                                                   ----------     ----------
                                                   $   13,485     $   12,578
                                                   ==========     ==========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt
         --------------
         Long-term debt consists of the following:
                                                   November 1,    November 2,
                                                        2003         2002
                                                     --------     ----------
            Revolving note                         $   24,592     $   13,380
            Term loan                                  20,000         25,000
            Capital expenditure facility               10,741              -
            Other notes payable                         7,918          4,523
                                                   ----------     ----------
                                                       63,251         42,903
            Less current portion                        7,916          7,158
                                                   ----------     ----------
                                                   $   55,335     $   35,745
                                                   ==========     ==========

         The Company has a revolving credit and term loan agreement, which was amended and assigned to three financial institutions on January 7, 2000. On September 26, 2002 the Credit Agreement was further amended and restated (as amended, the "Credit Agreement") and was last amended July 16, 2003. The Credit Agreement is collateralized by substantially all of the Company's assets, provides for a total commitment of $80,000,000 and matures December 31, 2007. The Credit Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Credit Agreement, which have interest rates indexed to LIBOR. The Credit Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility.

         The Revolving Note has an overall availability of $35,000,000, not to exceed 65% of eligible inventory, and provides for availability of up to $4,500,000 for letters of credit. On July 21, 2003 this provision of the Credit Agreement was amended to allow the Company the ability to borrow $3,000,000 in excess of the borrowing base limitation, subject to available in transit cash, as defined. This provision expires December 31, 2003. The Revolving Note bears interest at prime plus 1.50% or LIBOR plus 3.25%. At November 1, 2003, $14,000,000 of the
         Revolving Note was under a one-month Eurodollar rate of 4.37% maturing November 2003, which was renewed through January 2004.

         The Company had letters of credit outstanding of $726,004 and $497,004 at November 1, 2003 and November 2, 2002, respectively. Subsequently, on November 24, 2003 the Company entered into another letter of credit for $667,000. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $3,382,000 and $10,000,000 at November 1, 2003 and November 2, 2002. As
         of November 1, 2003 and November 2, 2002, $9,435,000 and $7,264,000 of
         cash receipts on hand or in transit were restricted for application against the Revolving Note balance.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         --------------
         The Term Loan is $25,000,000 and is payable in quarterly principal installments of $1,250,000 commencing January 1, 2003 through October 1, 2007. Interest is payable monthly at prime plus 2.00% or LIBOR plus 3.75%. At November 1, 2003, $17,500,000 was under a six month Eurodollar rate of 4.91% maturing April 2004 and $2,500,000 was under a one month Eurodollar rate of 4.87% maturing November 2003, which was renewed through December 2003 at 4.87%. At November 2, 2002, $22,500,000 of the Term Loan balance was under a six month Eurodollar rate of 5.41% and $2,500,000 was under a one month Eurodollar rate of 5.55%.

         The $20,000,000 Capital Expenditure Facility provides for a non-restoring commitment to fund equipment purchases for five new stores through December 31, 2004, with a maximum of $4,000,000 per store. Interest only is due monthly at prime plus 2.00% or LIBOR plus 3.75% for any amount utilized through December 31, 2004. Amounts borrowed through December 31, 2004 will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing April 1, 2005, calculated on a seven-year amortization schedule. A balloon payment is due at December 31, 2007 for amounts outstanding on the term loans. A commitment fee of .75% is charged on the unused portion of the Capital Expenditure Facility. At November 1, 2003, the Company had $10,741,000 outstanding and no amount was outstanding at November 2, 2002. At November 1, 2003, $9,000,000 was under a three month Eurodollar rate of 4.90% maturing January 2004 and $1,741,000 was at prime plus 2%. Subsequent to November 1, 2003, the entire Capital Expenditure Facility was converted to a six-month Eurodollar rate of 4.98% maturing July 2004. At November 1, 2003 and November 2, 2002 the Company had $9,259,000 and $20,000,000
         available, respectively, under this facility.

         Subsequently, on December 23, 2003 the Company drew down an additional $1,259,000 on the Capital Expenditure Facility.

         The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios, as well as limitations on capital expenditures and new debt. For the years ended November 1, 2003 and November 2, 2002, the Company exceeded the limit by which pension plan liabilities may exceed plan assets of its defined benefit plans (see Note 15), which was waived by the financial institutions.

         The prime rate at November 1, 2003 and November 2, 2002 was 4.00% and 4.75%, respectively.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 - Long-term Debt - (continued)
         ---------------
         Other Notes Payable
         -------------------
         Included in other notes payable are the following:
                                                       November 1,  November 2,
                                                          2003         2002
                                                       ----------   -----------
         Note payable to a financing institution,
         maturing October 2004, payable at $56,000
         per month plus interest at 7.26%,
         collateralized by related equipment.          $   663      $ 1,330

         Note payable to a financing institution,
         maturing April 2005, payable at $46,000
         per month including interest at 7.44%,
         collateralized by related equipment.              742        1,204

         Note payable to a financing institution,
         maturing January 2010 payable at $59,000
         per month including interest at 6.45%,
         collateralized by related equipment.            3,652            -

         Note payable to a financing institution,
         maturing October 2008 payable at $37,000
         per month including interest at 6.20%,
         collateralized by related equipment.            1,900            -

         Various equipment loans maturing through
         November 2004, payable at an aggregate
         monthly payment of $152,000 including
         interest at rates ranging from 5.79% to
         9.02%, collateralized by various equipment.       961        1,989
                                                        -------     --------

         Total other notes payable                     $ 7,918      $ 4,523
                                                       ========     ========

         Aggregate maturities of long-term debt are as follows:

           Fiscal Year
              2004                                                   $ 7,916
              2005                                                     7,304
              2006                                                     7,471
              2007                                                     7,532
              2008                                                    32,176
              Thereafter                                                 852

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 8 - Long-term Debt, Related Party
         -----------------------------
         As of November 1, 2003 and November 2, 2002, the Company was indebted for investments in Wakefern in the amount of $3,975,000 and $1,315,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

          Fiscal Year
              2004                                                   $   920
              2005                                                       783
              2006                                                       845
              2007                                                       686
              2008                                                       283
              Thereafter                                                 458

Note 9 -  Other Long-term Liabilities
          ---------------------------
                                                       November 1,  November 2,
                                                          2003         2002
                                                       ----------   -----------
            Deferred escalation rent                   $  4,128      $ 4,422
            Minimum pension liability (Note 15)           5,516        5,119
            Postretirement benefit cost                   2,929        2,393
            Other                                           705          700
                                                      ---------    ---------
                                                      $  13,278    $  12,634
                                                      =========    =========

Note 10 -   Long-term Leases
            ----------------
            Capital Leases
            --------------
                                                       November 1, November 2,
                                                          2003        2002
                                                      ------------ -----------
            Real estate                               $  130,420     $69,867
            Less accumulated amortization                 20,594      16,029
                                                      ----------    --------
                                                      $  109,826    $ 53,838
                                                      ==========    ========
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of November 1, 2003:

          Fiscal Year
            2004                                                    $ 13,698
            2005                                                      13,803
            2006                                                      13,857
            2007                                                      13,453
            2008                                                      13,509
            Thereafter                                               232,729
                                                                     -------
            Total minimum lease payments                             301,049
            Less amount representing interest                        177,268
                                                                     -------
            Present value of net minimum lease payments              123,781
            Less current maturities                                    1,622
                                                                    --------
            Long-term maturities                                    $122,159
                                                                    ========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -Long-term Leases - (continued)
         ----------------
         Capital Leases - (continued)
         ----------------
         The Company is also committed to leases for two new stores currently under construction. The minimum annual rental commitment for these two leases is approximately $2,486,000 for twenty-five years. These leases are anticipated to commence in fiscal 2004 and be recorded as capital leases.

         Operating Leases
         ----------------
         The Company is obligated under operating leases for rent payments expiring at various dates through 2028. Certain leases provide for the payment of additional rentals based on certain escalation clauses and seven leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $95,000, $156,000 and $268,000 for the fiscal years 2003, 2002 and 2001, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

         Total rental expense for all operating leases consists of:

                                         Fiscal 2003   Fiscal 2002  Fiscal 2001
                                         -----------   -----------  -----------
            Land and buildings           $  10,183     $  10,690     $ 11,020
            Less subleases                  (3,586)       (3,147)      (3,089)
                                         ----------    ----------    ----------
                                         $   6,597     $   7,543     $  7,931
                                         ==========   ===========    ==========

         The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at November 1, 2003, are as follows:

                                                       Income from
                                          Land and    Noncancellable Net Rental
             Fiscal Year                  Buildings     Subleases    Commitment
             -----------                  ---------     ---------    ----------
                2004                     $  9,968     $   2,405     $  7,563
                2005                        9,839         2,056        7,783
                2006                        7,965         1,719        6,246
                2007                        6,897         1,317        5,580
                2008                        6,169           916        5,253
                Thereafter                 27,904           826       27,078
                                           ------     ---------     --------
                                         $ 68,742     $   9,239     $ 59,503
                                         ========     =========     ========


         The Company is presently leasing one of its supermarkets, a garden center and liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $753,000, $744,000 and $736,000 for the fiscal years 2003, 2002 and
         2001, respectively.

Note 11- Stock Option Plan
         -----------------
         On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11- Stock Option Plan - (continued)
         ------------------------------
         The 2001 Plan originally provided for the issuance of up to 150,000 shares of Foodarama Supermarkets, Inc. Common Stock (subject to anti-dilution adjustment). On May 8, 2002 the Company's shareholders approved an amendment increasing the number of shares reserved for issuance under the 2001 Plan to 215,000 shares. No more than 50,000 shares of stock may be awarded to any one participant under the 2001 plan (see Note 14).

         The types of awards that the Administrator may grant under the 2001 Plan are stock options, stock appreciation rights, restricted and non-restricted stock awards, phantom stock, performance awards, other stock grants or any combination of these awards.

         On August 8, 2001 (the "2001 Grant Date"), the Company granted 107,500 shares as stock options and 11,000 shares in the form of Stock Performance Units (the "Units"). On September 12, 2002 (the "2002 Grant Date"), the Company granted an additional 3,800 shares in the form of Stock Performance Units. The Units represent deferred compensation based upon the increase or decrease in the market value of the Company's common stock during the grantee's employment.

         The stock options consist of 50,000 shares granted to each of the Chairman of the Board and the President of the Company and vest quarterly from the grant date over a five-year period. The remaining 7,500 shares were granted to certain officers and elected board members of the Company and vest, per individual, 250 shares at the Grant Date and 250 shares each year thereafter for the next two to three years. During fiscal 2003, the Company's Chairman of the Board returned 10,000 stock options to the Company as part of a settlement of a derivative shareholder lawsuit (see Note 14).

         The Units are payable in cash only. The Units granted on the 2001 Grant Date were granted to certain officers and senior management of the Company and vest, per individual, 250 units at the Grant Date and 250 units thereafter, for the next one to three years. Units granted at the 2002 Grant Date were granted to certain management and vest, per individual, between 200 and 250 units at the 2002 Grant Date with the remaining units vesting over the next year.

         The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively, for the options and Units granted on August 8, 2001. The exercise price and market price for the Units granted September 12, 2002 was $25.00. At the 2001 Grant Date, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For the years ended November 1, 2003, November 2, 2002 and November 3, 2001, the Company realized compensation expense relating to the stock option plan of $372,000, $372,000 and $121,000, respectively. For the years ended November 1, 2003, November 2, 2002 and November 3, 2001, the Company realized compensation income of $15,000 and compensation expense of $72,000 and $135,000, respectively, related to the Units granted, based on the market price of the Company's common stock of $25.25 at November 1, 2003, $27.00 at November 2, 2002 and $40.75 at November 3, 2001, respectively.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11- Stock Option Plan - (continued)
         ------------------
         The following table summarizes Stock Option and Units activity:

                                          Options Outstanding
                       ---------------------------------------------------------
                             Stock Options        Stock Performance Units
                             -------------        -----------------------
                                                                          Stock
                               Exercise  Weighted      Exercise Weighted Options
                                 Price   Average        Price  Average and Units
                                  Per    Exercise        Per  Exercise Available
                        Shares  Share    Price   Units  Share    Price for Grant
                        ------  -----    -----   -----  ----- -------- ---------
   Balance October 28, 2000  -       -       -       -       -        -       -
   Reserved                                                             150,000
   Granted             107,500 $ 19.60  $19.60  11,000 $ 19.60  $ 19.60(118,500)
   Exercised                 -       -       -       -       -        -
                       -----------------------  --------------------------------
   Outstanding
   November 3, 2001    107,500   19.60   19.60  11,000   19.60    19.60  31,500
                       -----------------------  --------------------------------

     Additional
     shares reserved                                                     65,000
   Granted                   -       -       -   3,800   25.00    25.00  (3,800)
   Exercised            (1,000)  19.60   19.60  (8,000)  19.60    19.60
                       -----------------------  --------------------------------
   Outstanding                                          $19.60 to
   November 2, 2002     106,500 $19.60  $19.60   6,800  $25.00   $22.62  92,700
                       -----------------------  --------------------------------

     Reserved                                                                 -
     Granted                 -       -       -       -       -        -       -
     Returned          (10,000)      -       -       -       -        -  10,000
     Exercised            (500)  19.60   19.60       -       -        -       -
                       -----------------------  --------------------------------
   Outstanding                                          $19.60 to
   November 1, 2003     96,000  $19.60  $19.60   6,800  $25.00   $22.62 102,700
                       =======================  ================================

   Options exercisable at:
   November 3, 2001     2,000  $ 19.60 $19.60    4,750            $19.60  19.60
   November 2, 2002    23,000  $ 19.60 $19.60    2,900  $19.60 to $25.00  22.62
   November 1, 2003    44,500  $ 19.60 $19.60    6,550  $19.60 to $25.00  22.62

         Following is a summary of the status of stock options outstanding at November 1, 2003:

                                    Outstanding Options      Exercisable Options
                                    -------------------      -------------------
                                         Weighted
                                          Average   Weighted            Weighted
                                        Remaining    Average            Average
                      Exercise          Contractual  Exercise           Exercise
                        Price   Number     Life       Price     Number    Price
                        -----   ------     ----       -----     ------    -----
                      $ 19.60  96,000   7.75 years   $ 19.60    44,500  $  19.60

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 12- Shareholders' Equity
         --------------------
         On May 11, 2001, the Board of Directors authorized the Company to repurchase, in either open market or private transactions, up to $3,000,000 of its common stock. During the fiscal year ended November 2, 2002 the Board of Directors increased the authorized amount of common stock the Company could repurchase to $5,600,000. There were no shares repurchased during the fiscal year ended November 1, 2003. During the fiscal year ended November 2, 2002 the Company repurchased 102,853 shares of its common stock at an aggregate cost of $4,523,670. During the fiscal years ended November 1, 2003 and November 2, 2002 the Company issued 500 and 1,000 shares, respectively, of common stock due to the exercise of stock options, in accordance with the provisions of its 2001 Stock Incentive Plan (see Note 11).

Note 13- Income Taxes
         ------------
         The income tax provisions consist of the following:

                                     Fiscal 2003    Fiscal 2002    Fiscal 2001
                                     -----------    -----------    -----------
            Federal
               Current               $  (3,000)     $   1,035      $    2,247
               Deferred                  3,562            688            (212)
            State and local
               Current                   2,007            181             518
               Deferred                 (1,047)           258              73
                                      ---------     ---------      -----------
                                      $ 1,522       $  2,162       $    2,626
                                      =========     =========      ===========

         The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                            Fiscal 2003  Fiscal 2002 Fiscal 2001
                                            ------------ ----------- -----------
          Tax provision at the statutory rate    34.0%       34.0%     34.0%
          State and local income tax provision,
           net of federal income tax              5.9%        5.9%      5.9%
          Goodwill amortization not deductible
           for tax purposes                         -          .9%      1.0%
          Tax credits                            (1.7)%      (.3)%     (.2)%
          Other                                   1.8 %      (.5)%     (.7)%
                                                 ------      -----     -----
          Actual tax provision                   40.0 %      40.0%     40.0%
                                                 ======      =====     =====

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 - Income Taxes - (continued)
          ------------
          Net deferred tax assets and liabilities consist of the following:

                                                     November 1,   November 2,
                                                        2003          2002
                                                     ----------    ----------

            Current deferred tax assets
               Deferred revenue and gains on
                sale/leaseback                              $94     $    144
               Allowances for uncollectible receivables     409          293
               Inventory capitalization                     134           11
               Closed store reserves                        255          279
               Vacation accrual                             606          669
               Accrued post-employment                      184          162
               Accrued post-retirement                    1,186          969
               Other                                         37           37
                                                          -----        -----
                                                          2,905        2,564
                                                          -----        -----
            Current deferred tax liabilities
               Prepaids                                    (417)       (326)
               Patronage dividend receivable             (3,476)     (2,603)
               Accelerated real estate taxes               (206)       (217)
               Prepaid pension                             (968)       (851)
                                                          ------     -------
                                                         (5,067)     (3,997)
                                                         -------     -------
            Current deferred tax liability             $ (2,162)   $ (1,433)
                                                       =========   =========

            Noncurrent deferred tax assets
               Lease obligations                     $    5,581    $   4,348
               State tax credits                          1,368            -
               Minimum pension liability                  2,110        1,931
               Stock options and deferred compensation      350          207
               State loss carryforwards                     115           85
                                                          -----       ------
                                                          9,524        6,571
               Valuation allowance                          (85)         (85)
                                                          ------      -------
                                                          9,439        6,486
                                                          ------      -------
            Noncurrent deferred tax liabilities
               Depreciation                             (10,845)      (6,529)
               Pension obligations                         (994)        (750)
               Other                                       (349)        (349)
                                                        --------      -------
                                                        (12,188)      (7,628)
                                                        --------      -------
            Noncurrent deferred tax liability         $  (2,749)   $  (1,142)
                                                        =========   ==========

         At November 1, 2003 and November 2, 2002, minimum pension liability of $2,110,000 and $1,931,000, respectively, was charged against accumulated other comprehensive income (see Note 15).

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13- Income Taxes - (continued)
         ------------
         At November 1, 2003, the Company had State net operating loss carryforwards of approximately $1,326,000 expiring through October 2012, of which $466,000 may not be utilized until fiscal 2005. A valuation allowance has been provided for net operating losses that are not expected to be utilized.

         Effective beginning in fiscal year 2003, the Company is subject to the New Jersey Alternative Minimum Assessment ("AMA") that was part of the Business Tax Reform Act passed in the State of New Jersey. Taxpayers are required to pay the AMA, which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on taxable net income. An election must be made in the first year to use either the Gross Profits or Gross Receipts method and must be kept in place for five years, at which time the election may be changed.

         At November 1, 2003, the Company had a New Jersey AMA tax credit carryforward of $1,976,000. The utilization of this credit may commence in fiscal 2007 and at that time the amount of credit may be limited based on taxable net income. In addition, the Company has other state tax credit carryforwards of $98,000.

Note 14- Commitments and Contingencies
         -----------------------------
         Legal Proceedings
         -----------------
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Shareholder Lawsuit
         -------------------
         On March 27, 2002, certain shareholders (the "Plaintiffs") filed a derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The lawsuit alleges that the Defendants breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002 (see Note 11).

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 14- Commitments and Contingencies - (continued)
         -----------------------------
         Shareholder Lawsuit - (continued)
         ---------------------
         On July 23, 2003, the Superior Court of New Jersey, Middlesex County (the "Court"), approved the settlement of the shareholder derivative action filed by the Plaintiffs. Pursuant to the terms of the settlement, 1) the Company's five-year classified board has been eliminated and the Defendants have agreed not to submit any proposal to the shareholders of the Company in connection with the implementation of a classified board for a five year period ending on July 22, 2008;
         2) the 2001 Plan was amended so that the maximum number of shares of the Company's common stock that can be awarded to any individual thereunder shall be 50,000; and 3) the 2001 Plan was amended to require that the exercise price of any options or other stock based compensation granted thereunder shall be equal to the closing market price of the Company's common stock on the date of grant. In addition, the company's Chairman of the Board returned to the Company 10,000 stock options previously awarded to him under the 2001 Plan.

         The Plaintiffs have applied to the Court for an award of attorneys' fees in the amount of $975,000. The Company believes that the amount of the award of attorneys' fees sought by the Plaintiffs is unreasonable based upon the outcome of the litigation, and the Company will vigorously contest the Plaintiffs' fee application. The Company's directors and officers liability insurance carrier has reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the Plaintiffs' attorneys' fees and costs of defense, and has preliminarily advised the Company that certain of the claims made in the derivative action and related legal expenses are not, in the insurance carrier's view, covered by the policy. It is not possible, at this juncture, to predict the amount of fees that may be awarded to Plaintiffs or whether or to what extent any such fees and the Company's legal expenses for defending the derivative action will be covered by its directors and officers liability insurance policy. Accordingly, the Company has not accrued for legal fees and expenses which may be incurred in connection with this matter in the statements of operations for the fiscal year ended November 1, 2003.

         Commitments
         -----------
         Purchase Commitments
         --------------------
         At November 1, 2003 the Company had capital commitments (net of landlord contributions of $11,018,000) of $5,981,000 for leasehold improvements and $13,171,000 for equipment.

         Employment Agreement
         --------------------
         On November 2, 2003 the Company entered into a two-year employment agreement (the "Agreement") with its Chairman of the Board. The Agreement provides for an annual salary of $325,000 in fiscal 2004 and $275,000 in fiscal 2005. The Agreement also provides for participation in the Company's incentive compensation plan and 401(k) plan through the term of the Agreement. In addition, health and life insurance and postretirement benefits will be provided during the lifetime of both the Chairman of the Board or his spouse.

         Guarantees
         ----------
         The Company remains contingently liable under leases assumed by third parties. As of November 1, 2003, the minimum annual rental under these leases amounted to approximately $1,633,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15- Retirement and Benefit Plans
         ----------------------------
         Defined Benefit Plans
         ---------------------
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities. As of November 1, 2003, and November 2, 2002, the plans' assets included common stock of the Company with a fair value of $939,000 and $1,004,000, respectively.

         A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of November 1, 2003 and November 2, 2002 follows:

                                                       November 1,  November 2,
                                                          2003         2002
                                                       -----------  -----------
            Change in benefit obligation
               Benefit obligation - beginning of year $ (7,807)    $   (7,178)
               Service cost                               (117)           (94)
               Interest cost                              (529)          (511)
               Actuarial gain (loss)                    (1,070)          (625)
               Benefits paid                               637            601
                                                        -------    -----------
               Benefit obligation - end of year          (8,886)       (7,807)
                                                        --------   -----------

            Change in plan assets
               Fair value of plan assets - beginning
                of year                                   4,788          5,913
               Actual return (loss) on plan assets          303           (995)
               Employer contributions                     1,307            675
               Benefits paid                               (637)          (601)
               Administrative expense                         -           (204)
                                                          ------   ------------
               Fair value of plan assets - end of year     5,761         4,788
                                                          ------   ------------

            Funded status                                 (3,125)       (3,019)

            Unrecognized prior service cost                  242           292

            Unrecognized net loss from past
             experience different from that assumed        5,274         4,827

            Unrecognized transition asset                      -             -

            Adjustment required to recognize
             minimum liability                            (5,516)      (5,119)
                                                     ------------  -----------

            Accrued pension cost                     $    (3,125)  $   (3,019)
                                                     ============  ===========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -Retirement and Benefit Plans - (continued)
         ----------------------------
         Defined Benefit Plans - (continued)
         -----------------------
         Pension expense consists of the following:

                                             Fiscal 2003 Fiscal 2002 Fiscal 2001
                                             ----------- ----------- -----------
          Service cost - benefits earned
           during the period                     $    117     $    94    $   63
          Interest expense on benefit obligation      529         511       454
          Expected return on plan assets             (388)       (475)     (488)
          Settlement (gain) loss recognized           318         350         -
          Amortization of prior service costs          49          37        37
          Amortization of unrecognized net loss (gain)391         197        67
          Amortization of unrecognized transition
            obligation (asset)                          -          (5)       (5)
                                                 --------     --------    ------
          Total pension expense                  $  1,016     $   709     $  128
                                                 ========     ========    ======

         The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 6.25% to 7.00% at November 1, 2003, and 7.00% to 7.25% at November 2, 2002. The expected long-term rate of return on plan assets was 8.00% at November 1, 2003 and November 2, 2002.

         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

         At November 1, 2003 and November 3, 2002, the accumulated benefit obligation exceeded the fair value of the plans' assets in both defined benefit plans. The provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at November 1, 2003 and November 2, 2002, a liability of $5,516,000 and $5,119,000, respectively, was included in other long-term liabilities, an intangible asset equal to the prior service cost of $242,000 and $292,000, respectively, is included in other assets, and a charge of $3,164,000 and $2,896,000, net of deferred taxes of $2,110,000 and $1,931,000, respectively, is reflected as a minimum pension liability in shareholders' equity in the Consolidated Balance Sheet.

         Multi-Employer Plans
         --------------------
         Health, welfare, and retirement expense was approximately $17,230,000 in fiscal 2003, $13,240,000 in fiscal 2002 and $10,440,000 in fiscal
         2001, under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15- Retirement and Benefit Plans - (continued)
         ----------------------------
         401(k)/Profit Sharing Plan
         --------------------------
         The Company maintains an employee 401(k) Savings Plan (the "Plan") for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 30% of eligible compensation, to a maximum of $12,000. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2.00% for fiscal years 2003, 2002 and 2001. 401(k) expense for the fiscal years 2003, 2002 and 2001 was approximately $715,000, $630,000 and
         $607,000, respectively.

Note 16- Other Postretirement and Postemployment Benefits
         ------------------------------------------------
         Postretirement Benefits
         -----------------------
         The Company will provide certain current officers and provides former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at November 1, 2003 and November 2, 2002, respectively.

         A summary of the plan's funded status and the amounts recognized in the balance sheets as of November 1, 2003 and November 2, 2002, follows:

                                                        November 1, November 2,
                                                           2003        2002
                                                        ----------- -----------
            Change in benefit obligation
               Benefit obligation - beginning of year    $(4,656)    $ (3,380)
               Service cost                                (125)         (106)
               Interest cost                               (271)         (238)
               Actuarial gain (loss)                          13         (979)
               Benefits paid                                  20           47
                                                         --------    ---------
               Benefit obligation - end of year           (5,019)       4,656)
                                                         --------    ---------
            Change in plan assets
               Fair value of plan assets - beginning of year   -            -
               Actual return on plan assets                    -            -
               Employer contributions                         20           47
               Benefits paid                                 (20)         (47)
                                                          -------    ---------
               Fair value of plan assets - end of year          -           -
                                                          -------    ---------

            Funded status                                  (5,019)     (4,656)

            Unrecognized prior service cost                   200         113

            Unrecognized net loss from past experience
             different from that assumed                    1,890       2,150
                                                         --------   ----------
            Accrued postretirement benefit cost          $ (2,929)  $  (2,393)
                                                         =========  ==========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16- Other Postretirement and Postemployment Benefits - (continued)
         ------------------------------------------------
         Postretirement Benefits - (continued)
         -------------------------
         Net postretirement benefit expense consists of the following:

                                            Fiscal 2003 Fiscal 2002 Fiscal 2001
                                            ----------- ----------- -----------
            Service cost - benefits earned
             during the period               $      125 $       106  $     103
            Interest expense on benefit obligation  271         238        214
            Expected return on plan assets            -           -          -
            Amortization of prior service costs      23          23         23
            Amortization of unrecognized net
             loss (gain)                            137         108         92
            Amortization of unrecognized
             transition obligation (asset)            -           -          -
                                             ----------  ----------  ---------
            Postretirement benefit expense   $      556  $      475  $     432
                                             ==========  ==========  =========
         The assumed discount rate used in determining the postretirement benefit obligation was 7.00% and 7.25% as of November 1, 2003 and November 2, 2002, respectively. The weighted average rate of compensation increase was 4.00% at November 1, 2003 and 5.50% at November 2, 2002.

         Postemployment Benefits
         -----------------------
         Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of November 1, 2003 and November 2, 2002 was $454,000 and $399,000, respectively.

Note 17- Earnings Per Share
         ------------------
                                            Fiscal 2003 Fiscal 2002 Fiscal 2001
                                            ----------- ----------- -----------
         Basic EPS
         ---------
            Net income available to common
            shareholders                     $ 2,283     $ 3,240     $ 3,938
                                             =======   =========   ===========
            Weighted average shares
             outstanding                     986,789   1,024,235   1,111,727
                                             -------   ---------   ---------
            Per share amount                 $  2.31     $  3.16     $  3.54
                                             =======   =========   =========
         Effect of Dilutive Securities
         -----------------------------
            Stock Options - Incremental
             Shares                           24,561      51,795      12,465
                                             =======   =========   =========
         Dilutive EPS
         ------------
            Weighted average shares
             outstanding including
             incremental shares            1,011,350   1,076,030   1,124,192
                                           ---------   ---------   ---------
            Per share amount                 $  2.26     $  3.01     $  3.50
                                           =========   =========   =========

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 18- Noncash Investing and Financing Activities
         ------------------------------------------
         During fiscal 2003, 2002 and 2001, the Company retired property and equipment with an original cost of $7,280,000, $37,000 and $2,173,000 and accumulated depreciation of $7,117,000, $33,000 and $2,109,000, respectively.

         During fiscal 2003 and 2002, the Company reclassed $12,854,000 and $4,584,000, respectively, of construction in progress to leasehold improvements and equipment. In addition, during Fiscal 2003, the Company reclassed $829,000 of deposits on equipment to equipment.

         At November 1, 2003, the Company had an additional minimum pension liability of $5,516,000, a related intangible asset of $242,000 and a direct charge to equity of $3,164,000, net of deferred taxes of $2,110,000. At November 2, 2002, the Company had an additional minimum pension liability of $5,119,000, a related intangible asset of $292,000 and a direct charge to equity of $2,896,000, net of deferred taxes of $1,931,000. At November 3, 2001, the Company had an additional minimum pension liability of $3,399,000, a related intangible asset of $199,000 and a direct charge to equity of $1,920,000, net of deferred taxes of $1,280,000.

         During fiscal 2003, capital lease obligations of $60,553,000 were incurred when the Company entered into leases for four new stores and two existing stores. During fiscal 2002, capital lease obligations of $9,958,000 were incurred when the Company entered into a lease for one new store.

         During fiscal 2003, the required investment in Wakefern increased from a maximum per store of $550,000 to $650,000. This resulted in an increase of $2,088,000 in the investment and obligations due Wakefern.

         During fiscal 2003, the Company was required to make additional investments in Wakefern of $1,200,000 and Insure-Rite, Ltd. of $127,000, respectively, for two new stores, which opened during fiscal 2003. In conjunction with these investments, liabilities were assumed for the same amount.

         During fiscal 2002, $10,653,000 of outstanding Capital Expenditure loans were combined into the Company's Term loan.

         During fiscal 2001, the Company recorded an increase in capital in excess of par and deferred compensation expense of $1,817,000 in accordance with its stock option plan.

                  FOOARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 19- Unaudited Summarized Consolidated Quarterly Information
         -------------------------------------------------------
         Summarized quarterly information for the years ended November 1, 2003 and November 2, 2002 was as follows:

                                                   Thirteen Weeks Ended
                                    -------------------------------------------
                                    February 1, May 3,    August 2, November 1,
                                       2003      2003       2003       2003
                                       ----      ----       ----       ----

            Sales                   $257,091 $ 254,578 $ 271,333 $  266,651
            Gross profit              64,757    66,583    70,022     71,635
            Net income                   349       128       576      1,230
            Earnings available per share:
               Basic                     .35       .13       .58       1.25
               Diluted                   .34       .13       .57       1.22


                                                   Thirteen Weeks Ended
                                    ------------------------------------------
                                    February 2, May 4,    August 3, November 2,
                                       2002      2002       2002       2002
                                       ----      ----       ----       ----

            Sales                  $252,027   $235,236  $ 241,544   $ 234,804
            Gross profit             63,392     58,883    62,289       60,527
            Net income                1,267        183     1,203          587
            Earnings available
             per share:
               Basic                   1.17        .18      1.22         .59
               Diluted                 1.12        .17      1.15         .57

                                                                 Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
    Fiscal Years Ended November 1, 2003, November 2, 2002 and November 3, 2001
                                (In thousands)



                                                  Additions
                                                  ---------
                                Balance  Charge to  Charge to            Balance
                             at beginning costs and other                at end
   Description                  of year   expenses  accounts Deductions  of year
   -----------                  -------   --------  -------- ----------  -------

   Fiscal year ended November 1, 2003
    Allowance for doubtful
    accounts (deducted
    from receivables and other
    current assets)               $  684   $ 359   $   -    $   60  (1) $   983
                                  ======   =====   =====    ======      =======

   Fiscal year ended November 2, 2002
    Allowance for doubtful
    accounts (deducted
    from receivables and other
    current assets)               $  873   $ 266   $   -    $  455  (1) $   684
                                  ======   =====   =====    ======      ========

   Fiscal year ended November 3, 2001
    Allowance for doubtful
    accounts (deducted
    from receivables and other
    current assets)               $  543   $ 400   $   -    $   70  (1) $   873
                                  ======   =====   =====    ======      ========


 (1) Accounts deemed to be uncollectible.

                                INDEX TO EXHIBITS

3. Articles of Incorporation and By-Laws


       *3.1. Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of New Jersey on May 15, 1970.

       *3.2. Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

       *3.3. Certificate of Merger filed with the Secretary of State of the State of New Jersey on March 14, 1977.

       *3.4. Certificate of Merger filed with the Secretary of State of the State of New Jersey on June 23, 1978.

       *3.5. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on May 12, 1987.

      **3.6. Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of New Jersey on February 16, 1993.

    ****3.7. Amendment to the Certificate of Incorporation of the Registrant dated April 4, 1996.

       *3.8.       By-Laws of Registrant.

       *3.9.       Amendments to By-Laws of Registrant adopted September 14,
                   1983.

       3.10. Amendment to By-Laws of Registrant adopted March 15, 1991 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18, 1992.

       3.11. Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of the Treasury of the State of New Jersey on May 14, 2002 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 2002 filed with the Securities and Exchange Commission on January 30, 2003.

10. Material Contracts.

       10.1. The Agreement dated September 18, 1987 entered into by Wakefern Food Corporation and the Registrant is incorporated herein by reference to Exhibit A to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 19, 1987.

    ***10.2. Certificate of Incorporation of Wakefern Food Corporation together with amendments thereto and certificates of merger.

    ***10.3.       By-Laws of Wakefern Food Corporation.

    ***10.4. Form of Deferred Compensation Agreement, between the Registrant and certain of its key employees.

       10.5. Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

       10.6. Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 30, 1993, filed with the Securities and Exchange Commission on February 24, 1994.

       10.7. Revolving Credit and Term Loan Agreement, dated as of February 15, 1995 between the Registrant and NatWest Bank as agent for a group of banks is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 10, 1995.

       10.8. Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the Registrant and Wakefern Food Corporation is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.

       10.9. Amendment of Revolving Credit and Term Loan Agreement, dated as of January 25, 1996, between the Registrant and each of the banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 27, 1996, filed with the Securities and Exchange Commission on March 12, 1996.

  ****10.10.       Agreement, dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

  ****10.11.       Amendment of Revolving Credit and Term Loan Agreement, dated as of May 10, 1996, between the Registrant and each of the Banks which are signatory thereto.

      10.12. Waiver and Amendment of Revolving Credit and Term Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on September 10, 1996.

      10.13. Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 2, 1997, between the Registrant and the Financial Institution which is signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 3, 1997, filed with the Securities and Exchange Commission on June 16, 1997.

 *****10.14.       First Amendment to Amended and Restated Revolving Credit and
                   Term Loan Agreement, dated October 28, 1997, between the
                   Registrant and the Financial Institution which is signatory thereto.

 *****10.15.       Consent and Second Amendment to Amended and Restated
                   Revolving Credit and Term Loan Agreement and other loan documents, dated November 14, 1997, between the Registrant and the Financial Institution which is signatory thereto.

 *****10.16.       Third Amendment to Amended and Restated Revolving Credit and
                   Term Loan Agreement, dated January 15, 1998, between the
                   Registrant and the Financial Institution which is signatory thereto.

      10.17. Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated March 11, 1999, between the Registrant and the Financial Institution which is signatory thereto, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 1, 1999, filed with the Securities and Exchange Commission on June 11, 1999.

      10.18. Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2000 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 10-K for the year ended October 30, 1999 filed with the Securities and Exchange Commission on January 27, 2000.

      10.19. Restatement of Supplemental Executive Retirement Plan, dated as of January 1, 1998, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 29, 2000, filed with the Securities and Exchange Commission on March 9, 2000.

      10.20. Registrant's 2001 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on February 26, 2001.

      10.21. Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 11, 2001, between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 28, 2001, filed with the Securities and Exchange Commission on June 8, 2001.

      10.22. Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 7, 2001 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 28, 2001, filed with the Securities and Exchange Commission on September 10, 2001.

******10.23.       Letter Amendment to Second Amended and Restated Revolving
                   Credit and Term Loan Agreement, dated as of January 30, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

******10.24.       Letter Amendment to Second Amended and Restated Revolving
                   Credit and Term Loan Agreement, dated as of January 30, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

      10.25. Letter Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 29, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 5, 2002.

      10.26. Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 26, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 30, 2002.

      10.27. Amendment No. 1 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 17, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission on January 30, 2003.

      10.28. Consent, Waiver and Amendment No. 2 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 21, 2003 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 2, 2002,filed with the Securities and Exchange Commission on January 30, 2003.

      10.29. Amendment No. 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 16, 2003 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended August 2, 2003, filed with the Securities and Exchange Commission on September 16, 2003.

       10.30 Amendments No. 2 and 1 to the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan are incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended August 2, 2003, filed with the Securities and Exchange Commission on September 16, 2003.

      10.31 Executive Employment Agreement, dated November 2, 2003, by and between the Company and Joseph J. Saker.

      14.          Code of Conduct. 21. List of Subsidiaries.

        23.1       Consent of Independent Accountant.

        31.1       Section 302 Certification of Chief Executive Officer.

        31.2       Section 302 Certification of Chief Financial Officer.

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

                                                                  Exhibit 10.31

                         EXECUTIVE EMPLOYMENT AGREEMENT
                         ------------------------------
      This EXECUTIVE EMPLOYMENT AGREEMENT (the "Agreement"), is entered into as of this 2nd day of November, 2003 by and between Foodarama Supermarkets, Inc., a New Jersey Corporation ("Foodarama" or the "Company"), and Joseph J. Saker, an individual ("Executive"). The Company and Executive are collectively referred to herein as the "Parties" and individually as a "Party."

      WHEREAS, the Executive is a founder of the Company and has served as its Chairman of the Board since 1971 and as its President from 1958 through 2000; and

      WHEREAS, the Executive is an experienced supermarket executive who has made substantial contributions to the growth and development of the Company since its formation; and

      WHEREAS, the Company desires to employ the Executive and to enter into an agreement embodying the terms of such employment (this "Agreement") and the Executive desires to enter into this Agreement and to accept such employment, subject to the terms and conditions herein;

      NOW THEREFORE, in consideration of the promises and mutual covenants contained herein and for other good and valuable consideration, the receipt of which is mutually acknowledged, the Parties agree as follows:

      1. Term of Employment.

            (a) The Company hereby employs the Executive, and Executive hereby accepts such employment, for a period of two (2) years commencing on November 2, 2003 and ending October 29, 2005, subject to earlier termination, as provided in section 7, below ("Term of Employment").

            (b) Anything herein to the contrary notwithstanding, the Company shall have the right to terminate Executive's employment hereunder with or without cause at any time.

      2. Position, Duties and Responsibilities. During the Term of Employment, and subject to his election by the shareholders of the Company as a member of its Board of Directors (the "Board"), the Executive shall be employed as executive Chairman of the Board of Directors of the Company, with such powers, duties and responsibilities consistent with the position of executive Chairman of the Board of Directors as provided for in the Company's By-laws and as otherwise determined by the Board. In the event that the Executive is not elected to the Board, he will be employed as a senior executive officer of the Company during the Term of Employment, with such powers, duties and responsibilities as shall be designated to him by the Board. The Executive shall diligently perform all duties and fulfill all responsibilities incident to his employment in a businesslike and efficient manner.

      3. Base Salary. The Executive shall be paid an annual base salary in accordance with the following schedule:

            (a) For the time period commencing on November 2, 2003 and ending on October 30, 2004, the base salary shall be three hundred and twenty-five thousand dollars ($325,000); and

            (b) For the time period commencing on October 31, 2004 and ending on October 29, 2005, the base salary shall be two hundred and seventy-five thousand dollars ($275,000).

      The base salary shall be payable in accordance with the regular payroll practices of the Company.

      4. Annual Incentive Compensation. The Executive shall be eligible to receive bonus compensation pursuant to the Executive's participation in the Company incentive compensation plan and shall be eligible to participate in any incentive compensation plan or arrangement otherwise provided by the Company to other executives pursuant to the Company adopted incentive compensation plan for the fiscal years ending during the Term of Employment. Notwithstanding any provision contained in any incentive compensation plan to the contrary, incentive compensation awarded to the Executive during the second year of the Term of Employment shall be payable to the Executive regardless of whether or not he is an employee of the Company on the date that the incentive compensation is actually paid to employees awarded such compensation under the terms of the plan.

      5. Stock Options. Pursuant to the Agreement between the Company and Joseph Saker dated August 8, 2001, as amended on September 4, 2003 (the "Option Agreement"), the Executive has been granted stock options with respect to 40,000 shares of the Company's common stock. Such options remain outstanding and exercisable pursuant to the terms set forth in the Option Agreement.

      6. Employee Benefits Programs and Perquisites. The Executive shall be eligible to participate in the employee benefits programs of the Company specified below.

            (a) 401-K Plan. Executive shall be eligible to participate in the Company's 401-K Plan, as the plan may be amended from time to time during the Term of Employment and thereafter for so long as he shall remain employed by the Company.

            (b) Health Insurance. The Executive is entitled to fully paid medical and dental insurance coverage for himself and his dependent, Gloria Saker, for the remainder of their respective lives, as set forth herein. During the Term of Employment, and thereafter for so long as he shall remain employed by the Company, the Executive and his dependent, Gloria Saker, shall be covered by the Company's group health insurance plan. Upon the Executive's retirement, the Company shall pay the premiums for: (i) supplemental medical insurance coverage for Executive and his dependent, Gloria Saker, for the purpose of supplementing Medicare primary coverage and (ii) a family dental insurance policy.

            (c) Life Insurance. The Executive shall be entitled to life insurance coverage in accordance with the following: (i) during the Term of Employment and thereafter for so long as he shall remain employed by the Company, the Executive shall remain eligible to participate, at the Company's sole expense, in the Company's group life insurance plan currently providing for a death benefit of $375,000, which is reduced to $281,250 effective March 15, 2004; provided, that if the Company substitutes a different group life insurance plan for its existing plan, the Executive shall be entitled to receive the amount of coverage available to a person of his age under such substituted plan; and provided, further, that the insurance proceeds payable to beneficiaries of the Executive on all life insurance policies provided by the Company shall not exceed an amount equal to two (2) times his base salary; (ii) the Company shall continue to provide supplemental life insurance coverage, at the Company's sole expense, on the life of the Executive until such time as he reaches age 98, irrespective of whether or not the Executive is employed by the Company, through a policy issued by Manulife having a death benefit of $200,000 and an annual premium of $13,864, and (iii) during the life of the Executive and irrespective of whether or not he is employed by the Company, the Company will expend up to $9,000 annually in premiums for additional supplemental life insurance coverage on the life of Executive, to be chosen by the Executive and including, without limitation, life insurance coverage that may be available under the Company's group life insurance plan to former employees of the Company, to the extent that such coverage is available; provided, that the Company shall not be obliged to pay annual premiums in excess of a total of $22,864 for such supplemental life insurance coverage or any substitute or replacement supplemental life insurance policies.

      The Executive agrees that life insurance coverage for Executive may be in an amount less than two (2) times his base salary. In the event that the amount of life insurance coverage exceeds two (2) times base salary, the Company may, at its option, (i) assign any insurance policy or portion thereof representing coverage in excess of two (2) times base salary to Executive or his designee, whereupon Executive or such designee will be responsible for the payment of any premiums on such assigned policy; or (ii) not assign such policy whereupon insurance proceeds in excess of two (2) times base salary shall be payable to the Company. Subject to the two (2) times coverage limit set forth above, all insurance policies hereinabove referenced that are purchased by the Company or for which premiums are paid by the Company shall be owned by the Executive or his designee for the sole benefit of Executive's designated beneficiaries.

            (d) Supplemental Executive Retirement Plan. The Company shall amend its Supplemental Executive Retirement Plan ("SERP") to provide, as to Executive only, that (i) the full SERP benefit to which the Executive may be entitled under the SERP shall be payable for the joint and several lives of Joseph Saker and Gloria Saker so that the full SERP benefit payable to Executive upon his retirement from the Company will be payable upon his death to Gloria Saker, during her lifetime, should she survive Executive; and (ii) in the event of Executive's death prior to his retirement from the Company, the full SERP benefit to which Executive would have been entitled under the SERP shall be payable to Gloria Saker, during her lifetime, should she survive Executive.

            (e) Transportation. The Company shall pay for the transportation of the Executive to and from the Company's offices and store locations.

            (f) Vacation. The Executive shall be entitled to such annual vacation time with full pay as the Company may provide in its standard policies and practices for similarly situated executives.

      7. Termination of Employment.

            (a) Termination due to death. In the event that Executive's employment is terminated due to his death, his estate or his beneficiaries, as the case may be, shall be entitled to:

                  (i) base salary through the date of death;

                  (ii) any amounts earned, accrued or owing to the Executive but not yet paid; and

                  (iii) other benefits in accordance with the terms of this
                        Agreement, including but not limited to the retirement, health, dental and life insurance benefits hereinabove provided, as well as benefits under applicable plans and programs of the Company.

            (b) Termination by the Company With or Without Cause. In the event the Company terminates the Executive's employment for any reason, with or without cause, he or his beneficiaries, designees or assigns shall be entitled to:

                  (i)   base salary through the date of such termination;

                  (ii) any amounts earned, accrued or owing to the Executive but not yet paid; and

                  (iii) other benefits in accordance with the terms of this
                        Agreement, including but not limited to the retirement, health, dental and life insurance benefits hereinabove provided, as well as benefits under applicable plans and programs of the Company.

            (c) Termination by the Executive. In the event that the Executive terminates his employment voluntarily, it shall have the same consequences as a termination by the Company with or without cause, as set forth in section 7(b), above.

      8. Representations and Warranties. The Company represents and warrants that the execution of this Agreement by the Company has been duly authorized by all required resolutions of its Board.

      9. Entire Agreement. This Agreement sets forth the entire understanding between the Company and Executive with respect to the employment of the Executive by the Company, and it supersedes all prior and contemporaneous, written, oral, express and implied communications, agreements and understandings relating to the employment of Executive between the Executive and the Company.

      10. Amendment. No provision of this Agreement may be amended, modified, waived or discharged unless such waiver, amendment, modification or discharge is approved by the Board, or a committee of the Board having appropriate authority, and agreed to in writing signed by both the Executive and the Company.

      11. Severability. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provisions of this Agreement, which shall remain in full force and effect.

      12. Counterparts. This Agreement may be executed in counterparts, each of which will constitute an original, but all of which together constitute one and the same Agreement.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.

                                       FOODARAMA SUPERMARKETS, INC.


                               By:     /s/ Michael Shapiro
                                       -------------------
                               Name:   Michael Shapiro
                              Title:   Senior Vice President


                                       EXECUTIVE

                                       /s/ Joseph J. Saker
                                       ---------------------------------
                                       Joseph J. Saker

                                                                     EXHIBIT 14

                          FOODARAMA SUPERMARKETS, INC.

                                 CODE OF CONDUCT


      (Amended on September 25, 2003; further amended on January 14, 2004)
--------------------------------------------------------------------------------

I.    PURPOSE:

The primary purpose of this Code of Conduct (this "Code") is to reaffirm the long-standing policy of Foodarama Supermarkets, Inc. and its subsidiaries (collectively, "Foodarama" or the "Company") concerning standards to be adhered to in the conduct of its business. These standards have been established in order to promote (a) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (b) full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by Foodarama with governmental or regulatory bodies; and (c) compliance with applicable governmental rules and regulations.

II.   APPLICABILITY:

This Code is applicable to all directors, officers and employees of Foodarama, including, but not limited to, Foodarama's principal executive and senior financial officers. This Code supercedes all previous codes and policy statements. This Code is not an employment contract, and Foodarama does not create any contractual rights by issuing this Code.

III.  POLICY:

It is the policy of Foodarama to conduct its business in accordance with applicable Federal, state and local laws and regulations as well as in accordance with ethical business practices. All directors, officers and employees of Foodarama shall adhere to this Code. Conduct which violates this Code constitutes an activity beyond the scope of an individual's legitimate employment with or service to the Company, and such a violation of this Code may lead to serious sanctions, including termination, and in some cases, civil and criminal liability.

All illegal, improper, unlawful and unethical practices are strictly prohibited under this Code. Where laws and regulations may be ambiguous and difficult to interpret, you should seek such advice as is necessary, including legal advice, in order to assure compliance with this Code and observance of all applicable laws and regulations. In addition to reading and understanding this Code, you should promptly raise any concern that you or others may have about compliance with or possible violations of this Code as provided for herein.

Special care should be exercised by all directors, officers and employees to assure compliance with the following:

1. BRIBES, KICK-BACKS AND OTHER IMPROPER PAYMENTS

      No funds, assets or services of Foodarama shall be used, loaned, paid or furnished, directly or indirectly, for any unlawful or improper purpose, or where a conflict of interest may be caused or implied. No director, officer or employee of Foodarama shall have any understanding, written or oral, that any payments are to be made or received, directly or indirectly, by or on behalf of Foodarama which involve any unlawful or improper purpose.

No director, officer or employee shall engage in the practice of purchasing or selling favors, concessions, privileges or special benefits through payment or receipt of bribes, kick-backs, tips, gifts, illegal political contributions or other forms of pay-off. No director, officer or employee shall offer anything of value to obtain any improper advantage in selling goods and services, conducting financial transactions or representing Foodarama's interests to governmental authorities. All directors, officers and employees who come into contact with government officials, both domestic and foreign, shall maintain the highest professional standards.

2. RELATED-PARTY TRANSACTIONS

      No director, officer or employee of Foodarama shall enter into a related-party transaction unless such transaction is first reviewed and approved by the Audit Committee (the "Audit Committee") of the Foodarama Board of Directors (the "Board"). Any director, officer or employee of the Company intending to enter into or having information regarding such a related-party transaction shall promptly report such intention or information, as the case may be, to the Audit Committee for its review. For purposes of this Code, a related-party transaction includes any transaction to which the Company is to be a party and in which a director, officer or employee, or any member of the immediate family of any of the foregoing persons, has a direct or indirect material interest. A person's immediate family includes such person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law and brothers and sisters-in-law. When reviewing a related-party transaction, the Audit Committee shall examine certain factors, including, among other things, (i) whether the transaction has a business purpose, (ii) whether the transaction is to be entered into on an arms length basis, (iii) the prior course of dealing between the parties, if any, and (iv) whether such a transaction would violate any other provisions of this Code or otherwise create the appearance of impropriety. Material related-party transactions approved by the Audit Committee and involving any officer or director of the Company shall be publicly disclosed as required by applicable law.

3. CONFLICTS OF INTEREST

      No director, officer or employee of Foodarama shall undertake any course of conduct which involves a conflict, or creates the appearance of a conflict, between personal interests and those of Foodarama. Each director, officer and employee of the Company has a continuing obligation to promote Foodarama's best interests at all times and to avoid the use of a position or association with Foodarama for personal gain. In furtherance of this obligation, no employee shall be permitted to concurrently work for Foodarama and work or maintain ownership with Foodarama's competition. No director, officer or employee of Foodarama shall divert for personal gain any business opportunity from which the

Company may profit unless the Company, acting through or under authority from the Board, validly decides to forgo the opportunity. Notwithstanding any provision herein to the contrary, any director, officer or employee of Foodarama may own securities of any entity that competes with Foodarama and is publicly owned and traded, but in an amount not to exceed at any time 1% of any class of stock or securities of such company. In addition, except as otherwise provided under the rules and regulations of the SEC, as may be amended from time to time, or any other applicable law, Foodarama shall not, directly or indirectly, extend or maintain credit, arrange for the extension of credit, or renew an extension of credit, in the form of a personal loan to or for any director or officer
(or equivalent thereof) of the Company.

4.    GIFTS

      No director, officer or employee shall accept entertainment, gifts, acts of hospitality or any other gratuity or benefit (including, without limitation, commissions, fees, shares in profits, loans and favors) from customers, suppliers, buyers, public officials, labor union officials or others that may
(i) cause or imply conflicts between the interests of such person and Foodarama;
(ii) compromise your judgment or the judgment of others; or (iii) reflect negatively on the Company.

      This Code does not preclude the acceptance of gifts of nominal value ($125 USD or less); however, the acceptance of such gifts are not allowed under circumstances creating the appearance of impropriety. Approval from the President of Foodarama and Vice President of Loss Prevention must be obtained prior to accepting any gift that is in excess of $125. Any such gifts shall be turned over to Foodarama until the proper approval is obtained. Foodarama shall use its discretion in the return or redistribution of any such items. Regardless of the amount, gifts of cash or its equivalent (e.g. stocks, bonds or other negotiable instruments) must never be accepted. This Code does not preclude the acceptance of meals and entertainment provided that such meals and entertainment are reasonable, in good taste and consistent with acceptable business practices and this Code.

      No director, officer or employee shall distribute any gift to any customer, supplier, buyer, public official, labor union official or other person without first obtaining the prior approval of the President of Foodarama and Vice President of Loss Prevention. This Code does not preclude the distribution of meals and entertainment provided that such meals and entertainment are reasonable, in good taste and consistent with acceptable business practices and this Code. This Code does not prohibit lawful reimbursement for reasonable and bona fide expenditures.

5.    SUPPLIERS

      No director, officer or employee shall conduct Foodarama business with any supplier or vendor who does not comply with local and other applicable legal requirements and any additional Foodarama standards relating to labor, environment, health and safety, intellectual property rights and improper payments. Directors, officers and employees of the Company who purchase goods and services on behalf of the Company shall exercise great care to preserve their independence when making purchasing decisions. As a general rule, no director, officer or employee of the Company shall receive a payment or anything of value from a supplier in exchange for a purchasing decision. The Company recognizes an exception for token gifts of nominal value.

6. DISCLOSURE TO INDEPENDENT AUDITORS AND INTERNAL AUDIT DEPARTMENT

      No director, officer or employee of Foodarama shall knowingly make a false or misleading statement to Foodarama's independent auditors or employees of Foodarama's Internal Audit Department, nor shall any of such persons knowingly conceal or fail to reveal any information necessary to make the statements made to such auditors or employees not misleading. No director, officer or employee shall knowingly engage in any conduct the effect of which unduly influences, coerces, manipulates or misleads the independent auditors or employees of Foodarama's Internal Audit Department. No director, officer or employee of Foodarama shall enter information into the Company's books or records that intentionally hides, misleads or disguises the true nature of any financial or non-financial transaction or result.

7.    CONFIDENTIALITY

      No director, officer or employee of Foodarama shall use information or data concerning any aspect of Foodarama's business or information acquired as a result of his or her relationship with Foodarama for his or her personal gain or profit. Moreover, all information, which is provided or disclosed, directly or indirectly (whether by writings, at meetings, or otherwise), to any director, officer or employee is provided on a strictly confidential basis, for the exclusive use of such enumerated persons in the performance of Foodarama duties. No director, officer or employee shall take any action in derogation of such confidentiality and each enumerated person shall take all reasonable steps to prevent such information from being disclosed to persons or entities who are not authorized to receive same. Any requests for information from reporters, securities analysts, shareholders, government officials or the general public should be referred to the Company's Chief Financial Officer. Moreover, individual consumer, medical, financial and other sensitive personal information shall at all times be treated confidentially and adequately protected and handled in compliance with all applicable privacy laws.

IV.   REPORTING VIOLATIONS:

      Any director, officer or employee of Foodarama having any complaint regarding accounting, internal accounting controls or auditing matters, any information or knowledge of any unrecorded fund or asset or any prohibited act hereunder, shall promptly report such matter to the Foodarama Vice President - Internal Audit or a member of the Audit Committee. The Vice President - Internal Audit shall promptly report to the Audit Committee any such complaint or information brought to his or her attention. The Foodarama Vice President - Internal Audit and the Audit Committee maintain offices at Foodarama's corporate headquarters. Any complaint or report made thereto shall be handled in a timely and professional manner and may be made anonymously.

      The Audit Committee, in its discretion, shall determine the appropriate response and/or course of action to be taken with respect to any complaint or information reported hereunder. The Audit Committee or, if requested by the Audit Committee, the Vice President - Internal Audit, shall conduct a thorough investigation of any such matter brought to his, her or its attention. The identity of the individual reporting any such violation shall be kept anonymous except as may be otherwise necessary to remedy the violation or as may be required by law. The Audit Committee or, if requested by the Audit Committee, the Vice President - Internal Audit, shall make a recommendation to the Board as to any corrective action to be taken. Neither Foodarama nor any of its directors, officers or employees shall take any retaliatory or other adverse action against anyone for raising or helping to resolve any concern or reporting any violation.

V.    "INSIDER INFORMATION":

As a company with shares that are publicly traded and listed on the American Stock Exchange (the "Exchange"), Foodarama and its officers, directors and employees are governed by Federal and Exchange regulations relative to dealing in the Company's securities. Therefore, the following rules are outlined below in this Code for your information and compliance.

All persons who come into possession of material inside information, before its public release, are considered insiders for the purposes of disclosure regulations. Such persons include control shareholders, directors, officers and employees of Foodarama. The husbands, wives, immediate families and those under the control of insiders may also be regarded as insiders. Directors, officers and employees of Foodarama are prohibited from trading or influencing the trading of Foodarama securities while in possession of material inside information regarding the Company. The Company itself is an insider and, while in possession of material inside information, is prohibited from buying its securities from, or selling such securities to, the public in the same manner as other insiders.

"Inside information" is that which has not been publicly released which the Company withholds and which is intended for use solely for a corporate purpose and not for any personal use.

"Insider trading" refers not only to the purchase or sale of the Company's securities, but also to options with respect to such securities. Such trading is deemed to be done by an insider whenever he or she has any beneficial interest, direct or indirect, in such securities or options, regardless of whether they are actually held in his or her name. Included in the concept of "insider trading" is "tipping," or revealing inside information to outside individuals to enable such individuals to trade in the Company's securities on the basis of undisclosed information.

You must not disclose inside information to anyone outside Foodarama (including family members), except when such disclosure is needed to enable Foodarama to carry on its business properly and effectively and appropriate steps have been taken by Foodarama to prevent the misuse of the information. Employees are urged to consult with the Company's legal counsel to determine if such disclosure is needed and is being undertaken in an appropriate manner.

How soon after the release of material information may insiders begin to trade? While the waiting period is dependent on the circumstances, Foodarama has adopted as a basic policy that insiders possessing material, non-public information should wait for at least forty-eight (48) hours after the widespread public release of the information before trading in the Company's securities.

In the exceptional cases in which Exchange policy permits companies to withhold material information temporarily, extreme caution must be exercised to maintain the confidentiality of the information withheld, since the danger of insider trading generally increases proportionally to the number of persons privy to the information.

NOTE: The Company, and its officers and directors, must file reports with the U.S. Securities and Exchange Commission and the Exchange within two (2) business days following any transaction in which securities were bought or sold.

        THE SALE OF ANY STOCK WITHIN SIX MONTHS BEFORE OR SIX MONTHS AFTER ANY PURCHASE BY AN OFFICER OR DIRECTOR WILL LEAD TO CIVIL LIABILITY FOR ANY PROFIT DEEMED REALIZED.

        Directors, officers and certain employees of Foodarama who routinely have access to material, non-public information about the Company are also subject to the Foodarama Supermarkets, Inc. Policy, Procedure and Guidelines Governing Insider Trading and Disclosure of Non-Public Information (the "Insider Trading Policy"). These individuals should also refer to the Insider Trading Policy for the answers to additional questions.

VI.   COMPLIANCE:

1. All corporate officers of Foodarama, and where appropriate the Audit Committee, shall be responsible for the enforcement of this Code. Such responsibility shall include periodic distribution of this Code to management personnel to ensure employee knowledge and compliance. Periodically, each officer or manager must review compliance with this Code with those employees who report to such officer or manager and report the results of those reviews to the Vice President - Internal Audit. The Vice President - Internal Audit shall promptly inform the Audit Committee of the results of those reviews, including his or her analysis of such results.

2. Violators of this Code are subject to appropriate disciplinary action by Foodarama, including, when appropriate, termination or dismissal, and legal proceedings to recover the amount of any improper expenditures and any other losses which may have resulted from such violation of this Code. Such persons are reminded that violation of this Code also may result in prosecution for violation of Federal and/or state or other laws and may result in civil or criminal penalties. Examples of conduct that may result in discipline include, but are not limited to, (i) actions that directly violate this Code; (ii) requesting others to violate this Code;
      (iii) failure to promptly report a known or suspected violation of this Code; (iv) failure to cooperate in investigations of possible violations of this Code; and (v) retaliation against an employee for reporting a violation of this Code.

3. All directors, officers and employees of the Company are personally responsible for abiding by the express terms and spirit of this Code. Any questions or requests for interpretation of this Code should be referred to the Foodarama Vice President - Internal Audit. Such questions or requests for interpretation of this Code are encouraged by the Company.
      An employee may elect to refer a question about or request an interpretation of this Code to his or her immediate supervisor instead of the Vice President - Internal Audit. The supervisor shall promptly notify the Vice President - Internal Audit of the question or request and shall not respond to such question or request for interpretation unless authorized by the Vice President - Internal Audit. The Vice President - Internal Audit shall notify the Audit Committee of all questions and/or requests for interpretation. The Vice President - Internal Audit shall take no action with respect to any question or request for interpretation without the prior approval of the Audit Committee. A record shall be kept of all questions and requests for interpretation and the responses thereto in order to better administer this Code.

4. Any approval by the Company of a material departure from a provision of this Code on behalf of the Company's directors, principal executive or senior financial officers shall be made only by the Board, or the Audit Committee acting on behalf of the Board, and shall be promptly disclosed to the Company's shareholders.

5. Additional auditing procedures will be implemented by both the internal audit staff and by Foodarama's independent auditors to monitor and to test compliance with this Code.

V.    ADMINISTRATION:

The Audit Committee shall have plenary authority to administer and interpret this Code. Among other things, the Audit Committee shall have the authority to
(i) periodically review and update this Code and determine that there is an established system for its enforcement; and (ii) investigate any matter brought to the Audit Committee's attention, with full access to all books, records, facilities and personnel of the Company, and make recommendations to the Board as to any corrective or remedial action unless such action shall be within the purview of the authority of the Audit Committee.

Except to the extent prohibited by applicable law, the Audit Committee may delegate all or any portion of its responsibilities and powers to any one or more of its members. All decisions made by the Audit Committee or any appropriately delegated member of the Audit Committee shall be final and binding on all persons, including the Company, subject to review by the Board.





                     [The next page is the Acknowledgement.]

                                 ACKNOWLEDGMENT

                          FOODARAMA SUPERMARKETS, INC.

                                 CODE OF CONDUCT

By signing below, you are acknowledging that you have received the Foodarama Supermarkets Inc. ("Foodarama") Code of Conduct (the "Code") and have read the Code. Further, upon signing this Acknowledgment, you confirm that you understand that you are required to comply with all of the policies therein, and, should you have a concern about a possible violation of the Code, you will raise such concern to either your immediate supervisor, the Foodarama Vice President - Internal Audit or a member of the Audit Committee of Foodarama's Board of Directors.

Please sign, print your name and employee number (if applicable), date and return one copy of this Acknowledgment to the Foodarama Vice President - Internal Audit.


-----------------------------             -----------------------------
      Name (Signature)                              Date

-----------------------------             -----------------------------

                                                                    EXHIBIT 21

                              LIST OF SUBSIDIARIES
                         OF FOODARAMA SUPERMARKETS, INC.




Name of Subsidiary                             State of Incorporation
------------------                             ----------------------

ShopRite of Malverne, Inc.                     New York

New Linden Price Rite, Inc.                    New Jersey

ShopRite of Reading, Inc.                      Pennsylvania

                                                                  EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-65328, No. 333-108508) of Foodarama Supermarkets, Inc. and Subsidiaries, of our report dated January 13, 2004 relating to the consolidated financial statements for the fiscal year ended November 1, 2003, which is included in this Form 10-K filing. We also consent to the reference to our firm under the heading "Experts" in the prospectus included in the above-referenced Registration Statement and amendment thereto.




                                    /s/AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
January 27, 2004

                                                                   EXHIBIT 31.1
                                  CERTIFICATION
I, Richard J. Saker, certify that:

1. I have reviewed this report on Form 10-K of Foodarama Supermarkets, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  January 26, 2004                   /s/ RICHARD J. SAKER
                                          --------------------
                                         (Signature)
                                         Richard J. Saker
                                         Chief Executive Officer

                                                                  EXHIBIT 31.2
                                  CERTIFICATION
I, Michael Shapiro, certify that:

1. I have reviewed this report on Form 10-K of Foodarama Supermarkets, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) _Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  January 26, 2004                   /s/ MICHAEL SHAPIRO
                                          -------------------
                                         (Signature)
                                         Michael Shapiro
                                         Chief Financial Officer

                                                                    EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K for the year ended November 1, 2003 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C.ss.78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  January 26, 2004                   /s/ RICHARD J. SAKER
                                          --------------------
                                         (Signature)
                                         Richard J. Saker
                                         Chief Executive Officer

                                                                   EXHIBIT 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K for the year ended November 1, 2003 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C.ss.78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  January 26, 2004                   /s/ MICHAEL SHAPIRO
                                          -------------------
                                         (Signature)
                                         Michael Shapiro
                                         Chief Financial Officer