Form 10-Q
period 2004-01-31
FOODARAMA SUPERMARKETS INC
filed 2004-03-15
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended January 31, 2004

                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

    New Jersey                                                 21-0717108
   --------------------------------                           ----------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          Building 6, Suite 1, 922 Highway 33, Freehold, New Jersey 07728
          ---------------------------------------------------------------
                      (Address of principal executive offices)

                             Telephone #732-462-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X       No ____
                       ------

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes____    No __X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.



                                                                 OUTSTANDING AT
 CLASS                                                          March 10, 2004
--------                                                        --------------
Common Stock                                                    986,867 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------

                 PART I.   FINANCIAL INFORMATION

                     Item 1.       Financial Statements

                                   Unaudited Consolidated Condensed Balance
                                   Sheets January 31, 2004 and November 1, 2003

                                   Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended January 31, 2004 and February 1, 2003

                                   Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended January 31, 2004 and February 1, 2003

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

PART I. FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
                                                January 31,          November 1,
                                                   2004                 2003
                                                (Unaudited)             (1)
                                                -----------          -----------
ASSETS

Current assets:
 Cash and cash equivalents                         $ 6,180           $ 5,252
 Merchandise inventories                            49,758            49,224
 Receivables and other current assets               11,202            12,043
 Prepaid and refundable income taxes                 2,513             3,404
 Related party receivables - Wakefern                6,799            13,684
                                                   -------           -------
                                                    76,452            83,607
                                                   -------           -------

Property and equipment:
 Land                                                  308               308
 Buildings and improvements                          1,220             1,220
 Leasehold improvements                             53,849            49,039
 Equipment                                         146,251           142,021
 Property under capital leases                     130,420           130,420
 Construction in progress                            2,738             6,846
                                                   -------           -------
                                                   334,786           329,854
 Less accumulated depreciation and
  amortization                                     126,837           122,339
                                                   -------           -------

                                                   207,949           207,515
                                                   -------           -------
Other assets:
 Investments in related parties                     16,173            16,173
 Goodwill                                            1,715             1,715
 Intangible assets, net                              1,072             1,098
 Other                                               3,405             3,264
 Related party receivables - Wakefern                1,913             1,874
                                                   -------           -------
                                                    24,278            24,124
                                                   -------           -------
                                                  $308,679          $315,246
                                                  ========          ========
                                                                   (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share data)

                                               January 31,        November 1,
                                                  2004                2003
                                               (Unaudited)            (1)
                                               -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt              $   7,744           $  7,916
 Current portion of long-term debt,
  related party                                       852                920
 Current portion of obligations under
  capital leases                                    1,577              1,622
 Current income taxes payable                       2,499              1,415
 Deferred income taxes                              2,162              2,162
 Accounts payable:
  Related party-Wakefern                           42,804             37,506
  Others                                           12,811             14,622
 Accrued expenses                                  14,346             13,485
                                                 --------           --------
                                                   84,795             79,648
                                                 --------           --------
Long-term debt                                     42,778             55,335
Long-term debt, related party                       2,855              3,055
Obligations under capital leases                  121,750            122,159
Deferred income taxes                               2,719              2,749
Other long-term liabilities                        13,427             13,278
                                                 --------          ---------
                                                  183,529            196,576
                                                 --------          ---------
Commitments and Contingencies (Note 6)

Shareholders' equity:
 Common stock, $1.00 par; authorized
 2,500,000 shares; issued  1,621,767 shares;
 outstanding 986,867 shares                         1,622              1,622
 Capital in excess of par                           4,168              4,168
 Deferred compensation                               (859)              (952)
 Retained earnings                                 50,779             49,539
 Accumulated other comprehensive income:
   Minimum pension liability                       (3,164)            (3,164)
                                                  --------          --------
                                                   52,546             51,213
 Less 634,900 shares at January 31, 2004 and
   November 1, 2003, held in treasury, at cost     12,191             12,191
                                                  -------            -------
                                                   40,355             39,022
                                                  -------            -------
                                               $  308,679          $ 315,246
                                               ==========          =========
(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)


                                                            13 Weeks Ended
                                                      --------------------------
                                                      January 31,    February 1,
                                                         2004           2003
                                                       ---------     -----------

Sales                                                  $ 294,715      $ 257,091

Cost of goods sold                                       217,615        192,334
                                                       ---------      ----------

Gross profit                                              77,100         64,757

Selling, general and
 administrative expenses                                  71,343         61,891
                                                       ---------      ---------
Earnings from operations                                   5,757          2,866
                                                       ---------      ---------

Other income (expense):
  Interest expense                                        (3,784)        (2,321)
  Interest income                                             27             37
                                                       ----------     ----------
                                                          (3,757)        (2,284)
                                                       ----------     ----------
Earnings before income tax provision                       2,000            582

Income tax provision                                        (760)          (233)
                                                       ----------     ----------
Net income                                             $   1,240      $     349
                                                       ==========     ==========
Per share information:
Net income per common share:
          Basic                                        $    1.26     $      .35
                                                       =========     ==========
          Diluted                                      $    1.22     $      .34
                                                       =========     ==========

Weighted average shares outstanding:
          Basic                                          986,867        986,550
                                                       =========     ==========
          Diluted                                      1,013,049      1,016,482
                                                       =========     ==========
Dividends per common share                                 -0-           -0-
                                                       =========     ==========

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(In thousands)

                                                          13 Weeks Ended
                                                   January 31,     February 1,
                                                       2004           2003
                                                    ---------       --------
Cash flows from operating activities:
  Net income                                      $     1,240      $      349
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                        4,685           3,832
    Amortization, intangibles                              26              52
    Amortization, deferred financing costs                177             115
    Amortization, deferred rent escalation                (76)            (79)
    Provision to value inventory at LIFO                  280             155
    Deferred income taxes                                 (30)            133
    Amortization of deferred compensation                 124              77
    (Increase) decrease in
      Merchandise inventories                            (814)         (2,588)
      Receivables and other current assets                261            (556)
      Prepaid and refundable income taxes                 891            (518)
      Other assets                                       (318)             28
      Related party receivables-Wakefern                6,846           3,461
    Increase (decrease) in
      Accounts payable                                  3,487           7,698
      Income taxes payable                              1,084             421
      Other liabilities                                 1,055           1,307
                                                     --------        --------
                                                       18,918          13,887
                                                     --------        --------
Cash flows from investing activities:
  Decrease in construction advance due from landlords   6,061           2,343
  Increase in construction advance due from landlords  (5,481)           (498)
  Cash paid for the purchase of property and equipment (3,861)         (8,150)
  Cash paid for construction in progress               (1,258)         (2,009)
  Deposits on equipment                                     -            (156)
                                                     ---------       ---------
                                                       (4,539)         (8,470)
                                                     ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                        2,359           5,595
  Principal payments under long-term debt             (15,088)         (9,983)
  Principal payments under capital lease obligations     (454)           (415)
  Principal payments under long-term debt,
   related party                                         (268)           (215)
  Deferred financing and other costs                        -             (18)
  Proceeds from exercise of stock options                   -              10
                                                     ---------       ---------
                                                      (13,451)         (5,026)
                                                     ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   928             391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          5,252           4,280
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  6,180        $  4,671
                                                     =========       =========
See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------
Note 1    Basis of Presentation
-------------------------------
The unaudited Consolidated Condensed Financial Statements as of or for the period ending January 31, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 2003 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 2003.

At both January 31, 2004 and November 1, 2003, approximately 81% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $3,015,000 and $2,735,000 higher than reported at January 31, 2004 and November 1, 2003, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------
In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, is not expected to have a material impact on the Company's consolidated financial statements.

Note 3 - Stock-Based Compensation
---------------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                         Thirteen Weeks
                                              Ended
                                     ------------------------
                                      (In thousands, except
                                       per share amounts)
                                     ------------------------
                                     January 31, February 1,
                                        2004        2003
                                     ------------------------
Net income - as reported              $ 1,240       $   349
Add:
Stock-based employee compensation
expense, determined under the
intrinsic value method, included in
reported net income, net of related
tax effects                                54            56

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax
effects                                   (74)          (76)

                                     ---------       --------

Pro forma net income                  $  1,220       $  329
                                     =========       ========

Earnings per share:

Basic, as reported                    $   1.26       $  .35
                                     =========       ========

Basic, pro forma                      $   1.24       $  .33
                                     =========       ========

Diluted, as reported                  $   1.22       $  .34
                                     =========       ========

Diluted, pro forma                    $   1.20       $  .32
                                     =========       ========



Note 4 - Goodwill and Other Intangible Assets
---------------------------------------------

The Company completed its annual impairment test prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of November 2, 2003. The gross carrying amount and accumulated amortization of the Company's other intangible assets as of January 31, 2004 and November 1, 2003 are as follows:

                                      January 31, 2004      November 1, 2003
                                   -------------------      -------------------
                                                  (In thousands)
                                    Gross                 Gross
                                    Carrying  Accumulated Carrying Accumulated
                                     Amount   Amortization Amount  Amortization
                                    -------   ------------ ------  ------------
         Amortized Intangible
          Assets
             Bargain Leases            $3,918     $ 3,066   $3,918     $ 3,040
         Unamortized Intangible
          Assets
             Liquor Licenses              220           -      220           -
                                    -------------------------------------------
         Total                         $4,138     $ 3,066   $4,138      $3,040
                                    ===========================================

Amortization expense recorded on the intangible assets for the thirteen weeks ended January 31, 2004 and February 1, 2003 was $26,000 and $52,000, respectively. The estimated amortization expense for the Company's other intangible assets for the current and four succeeding fiscal years is as follows:

                            Fiscal Year                (In thousands)
                            -----------                --------------
                              2004                      $106
                              2005                       106
                              2006                       106
                              2007                       106
                              2008                       106
                             Thereafter                  348
Note 5 - Long-term debt
-----------------------
On January 30, 2004 the Company completed the financing for the purchase of $1,100,000 of equipment for the expanded and renovated store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

Note 6 - Commitments and Contingencies
--------------------------------------
The Company previously reported, in Item 3. Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for its fiscal year ended November 1, 2003, on the settlement of a shareholders derivative action commenced by Melvin Jules Bukiet et al ( together the "Plaintiffs" ) against the Company,as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J. Saker, Charles T. Parton, Albert A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The Plaintiffs' have applied for an award of legal fees of $975,000 in connection with the settlement of the derivative action. We believe that the amount of the award of attorneys fees sought by the Plaintiffs is unreasonable based upon the outcome of the litigation, and are vigorously contesting the Plaintiffs' fee application. The Company's directors and officers liability insurance carrier has reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the Plaintiffs' attorneys' fees and costs of the defense, and has preliminarily advised us that certain of the claims made in the derivative action and related legal expenses are not, in the insurance carrier's view, covered by the policy. The Company is awaiting the Courts decision on the application for legal fees. It is not possible, at this juncture, to predict the amount of fees that may be awarded or whether or to what extent any such fees and the Company's legal expenses for defending the derivative action will be covered by its directors and officers liability insurance policy. The Company has not accrued in its financial statements for legal fees and expenses which may be incurred in connection with this legal proceeding. Net income and EBITDA in fiscal 2004 may be adversely affected to the extent that the Company's defense costs and any legal fees that may be awarded are not covered by directors and officers liability insurance.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------
Critical Accounting Policies and Estimates
---------------------------------------------------
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a stockholder of Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. As of January 31, 2004 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------
The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 31, 2004 the Company owed $18,750,000 on the Term Loan and $12,000,000 under the Capex Facility.

On January 30, 2004 the Company completed the financing for the purchase of $1,100,000 of equipment for the expanded and renovated store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of January 31, 2004:

                                                                  Actual
                                                            (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $22,000,000           $ 26,013,000
Leverage Ratio  (1)(2)      Less than 3.0 to 1.00              2.08 to 1.00
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          2.20 to 1.00
Adjusted Capex (4)          Less than $6,595,000  (5) (7)      $    587,000 (6)
Store Project Capex         Less than $32,515,000 (5) (7)      $  4,532,000 (6)

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($209,000 in the first quarter of fiscal
      2004) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5)   Represents limitations on capital expenditures for fiscal 2004.

(6)   Represents capital expenditures for fiscal 2004.

(7) Includes amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2004: $495,000 for Adjusted Capex and $4,768,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital
---------------
At January 31, 2004, the Company had a working capital deficiency of $8,343,000 as compared to working capital of $3,959,000 at November 1, 2003 and a working capital deficiency of $11,677,000 at February 1, 2003. Since the end of fiscal 2003, working capital declined and a deficiency was created as a result of the collection of related party receivables from Wakefern related to the fiscal 2003 patronage dividend receivable and the increase in related party accounts payable to Wakefern resulting from increased sales and the deferral of payment for Wakefern promotional programs. Funds used to pay these accounts payable will come from the revolving credit facility thereby increasing the Revolving Note which is classified as long-term borrowings. This will result in a corresponding increase in working capital.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (Fiscal 2003). Corporate taxpayers are subject to an "Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our cumulative State current tax liability, net of Federal tax benefit, by $1,676,000. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The current Federal tax benefit for accelerated depreciation resulting from the Tax Acts is approximately $3,266,000 for fiscal 2003 and the first quarter of fiscal 2004 and is reflected in our prepaid and refundable income taxes.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      January 31, 2004         .90 to 1.0
      November 1, 2003        1.05 to 1.0
      February 1, 2003         .85 to 1.0



Cash flows (in millions) were as follows:

                                      Thirteen Weeks Ended
                                      -----------------------
                                       1/31/04       2/1/03
                                       -------       ------

Operating activities                   $ 18.9       $ 13.9
Investing activities                     (4.5)        (8.5)
Financing activities                    (13.5)        (5.0)
                                       -------      -------
       Totals                          $   .9       $   .4
                                       =======      ========

The Company had $15,864,000 of available credit, at January 31, 2004, under its revolving credit facility. The Company has capital commitments (net of landlord contributions of $11,863,000) of $5,011,000 for leasehold improvements and $11,072,000 for equipment related to two stores which are under construction and one store which is being expanded and remodeled. One of these is a replacement store, one is a new store and one is an expansion and remodeling of an existing store. All of these projects are located in central New Jersey, are or will be World Class stores and have opened or are expected to open in the second and third quarters of fiscal 2004. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2004.

For the 13 weeks ended January 31, 2004 depreciation was $4,685,000 while capital expenditures totaled $5,119,000, compared to $3,832,000 and $10,159,000, respectively, in the prior year period. The increase in depreciation was the result of a full quarter of depreciation for the equipment and leasehold improvements for the four new locations opened in fiscal 2003, the new bakery facility and the expansion and remodeling of the East Brunswick store substantially completed in the quarter ended January 31, 2004, as well as six additional capitalized real estate leases. Capital expenditures in the first quarter of fiscal 2004, consisting of the acquisition of equipment and leasehold improvements for the two locations presently under construction and one location being remodeled, decreased as compared to capital expenditures in the first quarter of fiscal 2003 when two new locations opened and the bakery commissary and two additional stores were under construction.

The table below summarizes our contractual obligations at January 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                           Payments Due By Period
--------------------------------------------------------------------------------
                                       Less Than      2-3        4-5     After 5
Contractual Obligations      Total       1 Year      Years      Years      Years
--------------------------------------------------------------------------------
                                           (Dollars In Thousands)
Long-term debt             $  50,522     $ 7,909    $15,582  $ 27,031   $     -
Related party debt             3,707         894      1,546     1,267         -
Capital lease obligations    297,625      13,724     27,573    27,047   229,281
Operating leases              66,250       9,936     17,068    12,599    26,647
Purchase obligations -
  leaseholds and equipment    16,083      16,083          -         -         -
Lease commitments - stores
  under construction (1)      62,150       1,243      4,972     4,972    50,963
                           ---------     -------    -------    --------   ------
Total                      $ 496,337     $49,789    $66,741  $ 72,916  $306,891
                           =========     =======    =======  ========  ========

(1) Represents contractual obligations which we expect to perform in the periods presented based upon the anticipated openings of stores in fiscal 2004. It is not possible to determine precise dates for anticipated store openings, and actual opening dates may vary from the anticipated dates.

Results of Operations (13 weeks ended January 31, 2004 compared to 13 weeks --------------------- ended February 1, 2003)

Sales:
------
Sales for the current period totaled $294.7 million as compared to $257.1 million in the prior year period. This represents an increase of 14.6%. Sales for the current quarter included the operations of the new locations opened in December 2002, January 2003, May 2003 and October 2003 in Woodbridge, Ewing, North Brunswick and Hamilton New Jersey, respectfully. The locations in Woodbridge and North Brunswick replaced older, smaller stores.

Same store sales from the twenty stores in operation in both periods increased 3.6%. Comparable store sales increases were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of several of our new locations.

Gross Profit:
-------------
Gross profit as a percent of sales increased to 26.2% in the first quarter of fiscal 2004 compared to 25.2% for the comparable period in fiscal 2003. Patronage dividends, applied as a reduction of the cost of goods sold, were $2.4 million in the current year period compared to $1.9 million in the prior year period. The improvement in gross profit was the result of improved product mix, the contribution of the new locations opened in fiscal 2003, increased patronage dividends and a reduction in Wakefern assessment as a percentage of sales. These increases were partially offset by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------
Selling, general and administrative expenses as a percent of sales were 24.2% versus 24.1% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .16%, selling expense increased ..11%, supplies increased .05%, depreciation, including depreciation on capitalized leases, increased .10%, administration increased .08% and miscellaneous income decreased .07%. These increases were partially offset by a decrease in occupancy of .11% and pre-opening expense of .30%. The increase in labor and related fringe benefits was the result of additional personnel for the new locations, increased sales in service intensive departments and contractual increases in fringe benefits. The decrease in occupancy was primarily the result of several leases which were accounted for as operating leases being replaced by capitalized leases. This decrease was partially offset by an increase in utility costs. Pre-opening costs decreased since there were no grand openings in the first quarter of fiscal 2004 as compared to two grand openings in the comparable period in fiscal 2003.

Interest Expense:
-----------------
Interest expense increased to $3,784,000 from $2,321,000, while interest income was $27,000 compared to $37,000 for the prior year period. The increase in interest expense for the current year period was due to a net increase in average outstanding debt, including capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------
An income tax rate of 38% has been used in the current period as compared to 40% in the prior year period. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------
Net income was $1,240,000 in the current year period compared to $349,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,569,000 as compared to $6,786,000 in the prior year period. Net income per common share on a diluted basis was $1.22 in the current year period compared to $.34 in the prior year period. Per share calculations are based on 1,013,049 shares outstanding in the current year period and 1,016,482 shares outstanding in the prior year period.


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

                                        Thirteen Weeks Ended
                                        --------------------
                              January 31, 2004        February 1, 2003
                              ----------------        ----------------
Net income                     $ 1,240,000             $    349,000
Add:
 Interest expense, net           3,757,000                2,284,000
 Income tax provision              760,000                  233,000
 Depreciation                    4,685,000                3,832,000
 Amortization                      127,000                   88,000
                               -----------             ------------
EBITDA                         $10,569,000             $  6,786,000
                               ===========             ============


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Except for indebtedness under the Credit Agreement which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.


Item 4.   Controls and Procedures
---------------------------------
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's


President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Vice President - Internal Audit and Principal Accounting Officer also participated in this evaluation. During the Company's last fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II     OTHER INFORMATION
-----------------------------

   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------
       (a)  Exhibits:

            Exhibit 31.1 Section 302 Certification of Chief Executive Officer

            Exhibit 31.2 Section 302 Certification of Chief Financial Officer

            Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

            Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350


       (b)  Reports on Form 8-K

            On November 5, 2003, the Company filed a current report on Form 8-K with the United States Securities and Exchange Commission ("SEC"), pursuant to Item 5 thereof, reporting that (i) its founder, Joseph
            J. Saker, had decided to step down as the Company's Chief Executive Officer but will continue as executive Chairman of the Company's Board of Directors; (ii) Richard J. Saker, President and Chief Operating Officer of the Company, will succeed his father as Chief Executive Officer; and (iii) the Company's Board of Directors approved the terms of a two year employment agreement with Joseph J. Saker.

            On November 12, 2003, the Company filed a current report on Form 8-K with the SEC, pursuant to Item 5 thereof, reporting that the Company entered into two settlement agreements with Levin Properties, L.P.

            On January 29, 2004, the Company filed a current report on Form 8-K with the SEC, pursuant to Item 12 thereof, reporting the Company's consolidated financial results for its fourth quarter and year ended November 1, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FOODARAMA  SUPERMARKETS, INC.
                                                -----------------------------
                                                        (Registrant)


Date: March 15, 2004                              /S/    MICHAEL SHAPIRO
                                                 -----------------------
                                                          (Signature)
                                                 Michael Shapiro
                                                 Senior Vice President
                                                 Chief Financial Officer


Date: March 15, 2004                             /S/    THOMAS H. FLYNN
                                                 ----------------------
                                                          (Signature)
                                                 Thomas H. Flynn
                                                 Director of Accounting
                                                 Principal Accounting Officer

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

Date:  March 12, 2004                           /s/ RICHARD J. SAKER
                                                --------------------
                                               (Signature)
                                               Richard J. Saker
                                               Chief Executive Officer

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

Date: March 12, 2004                            /s/ MICHAEL SHAPIRO
                                                -------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 12, 2004                           /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 12, 2004                     /s/ MICHAEL SHAPIRO
                                          -------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer