Form 10-Q
period 2004-05-01
FOODARAMA SUPERMARKETS INC
filed 2004-06-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the quarterly period ended May 1, 2004

                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

New Jersey                                                          21-0717108
----------------------------                                 -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            Building 6, Suite 1, 922 Highway 33, Freehold, N.J. 07728
                    (Address of principal executive offices)

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



  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of the latest practicable date.

                                                                 OUTSTANDING AT
  CLASS                                                           June 11, 2004
--------                                                         --------------

Common Stock,                                                    986,867 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                    Item 1.  Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets May 1, 2004 and November 1, 2003

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended May 1, 2004 and May 3, 2003

                                 Unaudited Consolidated Condensed Statements of Operations for the twenty six weeks ended May 1, 2004 and May 3, 2003

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the twenty six weeks ended May 1, 2004 and May 3, 2003

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

                    Item 4.      Controls and Procedures

                 PART II.  OTHER INFORMATION

                    Item 6.      Exhibits and Reports on Form 8-K

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators, warehouse club stores and general merchandise stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements
  -----------------------------

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
                                                      May 1,         November 1,
                                                       2004             2003
                                                    (Unaudited)         (1)
                                                    -----------      -----------
ASSETS

Current assets:
Cash and cash equivalents                              $ 4,370       $ 5,252
 Merchandise inventories                                50,602        49,224
 Receivables and other current assets                   11,545        12,043
 Prepaid and refundable income taxes                     3,036         3,404
 Related party receivables - Wakefern                    7,841        13,684
                                                      --------       -------
                                                        77,394        83,607
                                                      --------       -------
Property and equipment:
 Land                                                      308           308
 Buildings and improvements                              1,220         1,220
 Leasehold improvements                                 57,599        49,039
 Equipment
                                                       154,461       142,021
 Property under capital leases                         141,920       130,420
 Construction in progress                                5,199         6,846
                                                      --------       -------
                                                       360,707       329,854
 Less accumulated depreciation and
 amortization                                          131,638       122,339
                                                      --------      --------
                                                       229,069       207,515
                                                      --------      --------

Other assets:
 Investments in related parties                         16,885        16,173
 Goodwill                                                1,715         1,715
 Intangible assets, net                                  1,046         1,098
 Other                                                   3,457         3,264
 Related party receivables - Wakefern                    1,950         1,874
                                                      --------      --------
                                                        25,053        24,124
                                                      --------      --------

                                                      $331,516      $315,246
                                                     =========     =========
                                                                  (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share data)
                                                        May 1,       November 1,
                                                         2004           2003
                                                     (Unaudited)        (1)
                                                     -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                   $ 7,864          $  7,916
 Current portion of long-term debt,
  related party                                          915               920
 Current portion of obligations under
  capital leases                                       1,513             1,622
 Current income taxes payable                            687             1,415
 Deferred income taxes                                 2,162             2,162
 Accounts payable:
  Related party-Wakefern                              37,780            37,506
  Others                                              17,780            14,622
 Accrued expenses                                     14,566            13,485
                                                    --------          --------
                                                      83,267            79,648
                                                    --------          --------

Long-term debt                                        54,521            55,335
Long-term debt, related party                          3,271             3,055
Obligations under capital leases                     132,934           122,159
Deferred income taxes                                  2,583             2,749
Other long-term liabilities                           13,536            13,278
                                                    --------          --------
                                                     206,845           196,576
                                                    --------          --------
Commitments and Contingencies  (Note 7)

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000
 shares; issued 1,621,767 shares;
 outstanding 986,867 shares                           1,622              1,622
 Capital in excess of par                             4,168              4,168
 Deferred compensation                                 (766)              (952)
 Retained earnings                                   51,735             49,539
 Accumulated other comprehensive income:
  Minimum pension liability                          (3,164)            (3,164)
                                                     53,595             51,213
 Less 634,900 shares, held in treasury, at cost      12,191             12,191
                                                    -------           --------
                                                     41,404             39,022
                                                    -------           --------
                                                  $ 331,516          $ 315,246
                                                   ========          =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                            13 Weeks Ended
                                                            --------------
                                                          May 1,        May 3,
                                                           2004          2003
                                                        ---------    ---------

Sales                                                  $  279,043     $ 254,578

Cost of goods sold                                        204,632       187,995
                                                       ----------     ---------

Gross profit                                               74,411        66,583

Selling, general and
 administrative expenses                                   69,051        63,400
                                                       ----------     ---------
Earnings from operations                                    5,360         3,183
                                                       ----------     ---------

Other income (expense):
  Interest expense                                         (3,854)       (3,010)
  Interest income                                              37            40
                                                       -----------    ----------
                                                           (3,817)       (2,970)
                                                       -----------    ----------
Earnings before income tax provision                        1,543           213

Income tax provision                                         (587)          (85)
                                                       -----------    ----------
Net income                                             $      956     $     128
                                                       ===========    ==========

Per share information:
Net income per common share:
                 Basic                                $       .97     $    .13
                                                      ===========     ==========
                 Diluted                              $       .93     $    .13
                                                      ===========     ==========

Weighted average shares outstanding:
                 Basic                                    986,867      986,867
                                                      ===========    ===========
                 Diluted                                1,026,595    1,011,948
                                                      ===========    ===========


Dividends per common share                                    -0-           -0-
                                                      ===========    ===========





See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                              26 Weeks Ended
                                                          -------------------
                                                          May 1,       May 3,
                                                           2004         2003
                                                         ---------   --------

Sales                                                  $ 573,758      $ 511,669

Cost of goods sold                                       422,247        380,329
                                                       ---------      ---------

Gross profit                                             151,511        131,340

Selling, general and
 administrative expenses                                 140,394        125,291
                                                       ---------      ---------
Earnings from operations                                  11,117          6,049
                                                       ---------      ---------

Other income (expense):
  Interest expense                                        (7,638)        (5,331)
  Interest income                                             64             77
                                                       ----------     ---------
                                                          (7,574)        (5,254)
                                                       ----------     ---------
Earnings before income tax provision                       3,543            795

Income tax provision                                      (1,347)          (318)
                                                       ----------     ----------
 Net income                                            $   2,196      $     477
                                                       ==========     ==========

Per share information:
Net income per common share:
                 Basic                                 $    2.23      $     .48
                                                       =========      ==========
                 Diluted                               $    2.15      $     .47
                                                       =========      ==========

Weighted average shares outstanding:
                 Basic                                   986,867        986,710
                                                       =========      ==========
                 Diluted                               1,020,607      1,014,500
                                                       =========      ==========


Dividends per common share                                   -0-            -0-
                                                       =========      ==========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(In thousands)
                                                            26 Weeks Ended
                                                         --------------------
                                                          May 1,         May 3,
                                                           2004           2003
                                                         --------        ------

Cash flows from operating activities:
  Net income                                            $  2,196       $  477
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                           9,566        8,121
    Amortization, intangibles                                 52          105
    Amortization, deferred financing costs                   325          234
    Amortization, deferred rent escalation                  (150)        (153)
    Provision to value inventory at LIFO                     525          391
    Deferred income taxes                                   (166)         190
    Amortization of deferred compensation                    204          165
    (Increase) decrease in
      Merchandise inventories                             (1,903)      (4,328)
      Receivables and other current assets                   409         (158)
      Prepaid and refundable income taxes                    368       (1,011)
      Other assets                                          (436)         (26)
      Related party receivables-Wakefern                   5,767        3,182
    Increase (decrease) in
      Accounts payable                                     3,432       (3,777)
      Income taxes payable                                  (728)         944
      Other liabilities                                    1,471          418
                                                         -------      --------
                                                          20,932        4,774
                                                         -------      --------
Cash flows from investing activities:
  Decrease in construction advance due from landlords      9,905        2,343
  Increase in construction advance due from landlords     (9,816)      (1,738)
  Cash paid for the purchase of property and equipment   (15,745)     (10,791)
  Cash paid for construction in progress                  (3,875)      (7,414)
                                                         --------     --------
                                                         (19,531)     (17,600)
                                                         --------     --------
Cash flows from financing activities:
  Proceeds from issuance of debt                           7,123       17,885
  Principal payments under long-term debt                 (7,989)      (3,734)
  Principal payments under capital lease obligations        (834)        (771)
  Principal payments under long-term debt,related party     (501)        (372)
  Deferred financing and other costs                         (82)         (84)
  Proceeds from exercise of stock options                     --           10
                                                          -------     --------
                                                          (2,283)      12,934
                                                          -------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (882)         108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             5,252        4,280
                                                          -------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  4,370     $  4,388
                                                          =======     ========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1    Basis of Presentation
-------------------------------
The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, May 1, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 2003 has been derived from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 2003.

At both May 1, 2004 and November 1, 2003, approximately 81% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $3,260,000 and $2,735,000 higher than reported at May 1, 2004 and November 1, 2003, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------
In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 before the amendment but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, did not have a material impact on the Company's consolidated financial statements (See Note 6).

In May 2004, the staff of the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "Subsidy"). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. We are currently investigating the impact of FSP No. FAS 106-2`s initial recognition, measurement and disclosure provisions on our financial statements.

Note 3   Stock-Based Compensation
---------------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:
                                         Thirteen Weeks         Twenty Six Weeks
                                              Ended                   Ended
                                     -------------------------------------------
                                     (In thousands, except (In thousands, except
                                      per share amounts)      per share amounts)
                                     -------------------------------------------
                                      May 1,      May 3,      May 1,      May 3,
                                       2004        2003        2004        2003
                                     -------------------------------------------
Net income - as reported              $   956     $   128    $   2,196    $ 477
Add:
Stock-based employee compensation
expense, determined under the
intrinsic value method, included in
reported net income, net of related        54          56          108      112
tax effects                          -------------------------------------------
Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax         (74)       ( 76)        (148)     (152)
effects
                                     -------------------------------------------

Pro forma net income                 $   936         108        2,156    $  437
                                     ===========================================

Earnings per share:

Basic, as reported                   $   .97     $   .13     $   2.23       .48
                                     ===========================================

Basic, pro forma
                                     $   .95     $   .11     $   2.18     $ .44
                                     ===========================================

Diluted, as reported                 $   .93     $   .13     $   2.15     $ .47
                                     ===========================================

Diluted, pro forma                   $   .91     $   .11     $   2.11     $ .43
                                     ===========================================

Note 4   Goodwill and Other Intangible Assets
---------------------------------------------
The Company completed its annual impairment test prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of November 2, 2003. The gross carrying amount and accumulated amortization of the Company's other intangible assets as of May 1, 2004 and November 1, 2003 are as follows:

                                    May 1, 2004              November 1, 2003
                                    -----------              ----------------
                                              (In thousands)
                                   Gross                  Gross
                            Carrying     Accumulated    Carrying     Accumulated
                             Amount     Amortization     Amount     Amortization
                            --------    ------------    --------    ------------
Amortized Intangible
Assets
    Bargain Leases             $3,918         $ 3,092      $3,918        $ 3,040
Unamortized Intangible
Assets
    Liquor Licenses               220               -         220              -
                            ----------------------------------------------------
Total                          $4,138         $ 3,092      $4,138        $ 3,040
                            ====================================================

Amortization expense recorded on the intangible assets for the thirteen weeks ended May 1, 2004 and May 3, 2003 was $26,000 and $53,000, respectively and was $52,000 and $105,000 for the twenty six weeks ended May 1, 2004 and May 3, 2003, respectively. The estimated amortization expense for the Company's other intangible assets for the current and four succeeding fiscal years is as follows:

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


Note 5   Long-term Debt
-----------------------
On January 30, 2004 the Company completed the financing for the purchase of $1,100,000 of equipment for the expanded and renovated store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

As of April 15, 2004 the Third Amended and Restated Revolving Credit and Term Loan Agreement was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $5,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This amount is reduced to $4,000,000 on June 16, 2004 and $3,000,000 on July 16, 2004 with the provision expiring on August 16, 2004. Additionally, the amendment realigned the annual limits on Adjusted Indebtedness, Indebtedness attributable to Capitalized Lease Obligations, Adjusted Capex and Store Project Capex to more closely follow the timing of the Company's new store and store remodeling program. The lending group also consented to the purchase of a store location from Wakefern for $1,000,000.

Note 6  Employee Benefit Plans
------------------------------
The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 and 26 weeks ended May 1, 2004 and May 3, 2003 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                    13 Weeks Ended            26 Weeks Ended
-------------             -----------------------     --------------------------
                          May 1, 2004 May 3, 2003    May 1, 2004     May 3, 2003
                          ----------- -----------    -----------     -----------
Service cost                    $ 85        $ 29         $ 169            $ 59
Interest cost                    138         132           276             264
Expected return on plan
assets                          (118)        (97)         (235)           (194)
Settlement (gain) loss
recognized                         -         273             -             273
Amortization of prior
service cost                      11          12            22              24
Recognized net actuarial loss     99          98           198             196
                               ------      - ----        ------          -----
Net periodic benefit cost      $ 215       $ 447         $ 430           $ 622
                               ======      ======        ======          =====


Other Postretirement Plan              13 Weeks Ended         26 Weeks Ended
                                   ------------------      ---------------------
                                   May 1,2004   May 3,2003 May 1,2004 May 3,2003
                                   ----------   ---------- ---------- ----------
Service cost                            $ 42         $ 31        $ 85       $ 63
Interest cost                             79           68         157        135
Amortization of prior service             19            6          40         11
cost
Recognized net actuarial loss             51           34         102         69
                                       -----       ------       -----      -----
Net periodic benefit cost              $ 191        $ 139        $384      $ 278
                                       =====       ======       =====      =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K filed with the SEC on January 29, 2004, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $892,000 to its pension plans during fiscal 2004. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $237,000 in the first 26 weeks of fiscal 2004, and anticipates contributing approximately $655,000 more for expected future benefit payments during the remainder of fiscal 2004.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. There were no benefit payments made during the twenty six weeks ended May 1, 2004.

Note  7  Commitments and Contingencies
--------------------------------------
The Company previously reported, in Item 3. Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for its fiscal year ended November 1, 2003, on the settlement of a shareholders derivative action commenced by Melvin Jules Bukiet et. al. ( together the "Plaintiffs" ) against the Company,as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J. Saker, Charles T. Parton, Albert A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The Plaintiffs' have applied for an award of legal fees of $975,000 in connection with the settlement of the derivative action. We believe that the amount of the award of attorneys fees sought by the Plaintiffs is unreasonable based upon the outcome of the litigation, and are vigorously contesting the Plaintiffs' fee application. The Company's directors and officers liability insurance carrier has reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the Plaintiffs' attorneys' fees and costs of the defense, and has preliminarily advised us that certain of the claims made in the derivative action and related legal expenses are not, in the insurance carrier's view, covered by the policy. The Company is awaiting the Court's decision on the application for legal fees. It is not possible, at this juncture, to predict the amount of fees that may be awarded or whether or to what extent any such fees and the Company's legal expenses for defending the derivative action will be covered by its directors and officers liability insurance policy. The Company has not accrued in its financial statements for legal fees and expenses which may be incurred in connection with this legal proceeding. Net income and EBITDA in fiscal 2004 may be adversely affected to the extent that the Company's defense costs and any legal fees that may be awarded are not covered by directors and officers liability insurance.


Part I - Item 2  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a stockholder of Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. As of May 1, 2004 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------
The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of May 1, 2004 the Company owed $17,500,000 on the Term Loan and $16,763,723 under the Capex Facility.

As of April 15, 2004 the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $5,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This amount is reduced to $4,000,000 on June 16, 2004 and $3,000,000 on July 16, 2004 with the provision expiring on August 16, 2004. Additionally, the amendment realigned the annual limits on Adjusted Indebtedness, Indebtedness attributable to Capitalized Lease Obligations, Adjusted Capex and Store Project Capex to more closely follow the timing of the Company's new store and store remodeling program. The lending group also consented to the purchase of a store location from Wakefern for $1,000,000.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of May 1, 2004:

--------------------------------------------------------------------------------
Financial Covenant          Credit Agreement                      Actual
                                                            (As defined in the
                                                            Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $24,000,000           $ 27,762,000
--------------------------------------------------------------------------------
Leverage Ratio  (1)(2)      Less than 3.0 to 1.00              2.40 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          2.13 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $2,595,000  (5)          $  1,611,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $24,500,000  (5)         $ 18,009,000 (6)
--------------------------------------------------------------------------------

(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($1,144,000 for the twenty six weeks ended May 1, 2004) from Adjusted EBITDA.

(4)   Adjusted Capex is all capital expenditures other than Store Project Capex.

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

Working Capital
---------------
At May 1, 2004, the Company had a working capital deficiency of $5,873,000 compared to working capital of $3,959,000 at November 1, 2003 and $2,030,000 at May 3, 2003. Since the end of fiscal 2003, working capital declined and a deficiency was created as a result of the collection of related party receivables from Wakefern related to the fiscal 2003 patronage dividend and the increase in accounts payable to others resulting from the cost of construction and equipment for the new locations opened in April and May 2004. Funds used to pay these accounts payable will come from the revolving credit facility thereby increasing the Revolving Note which is classified as long-term borrowings. This will result in a corresponding increase in working capital.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our cumulative State current tax liability, net of Federal tax benefit, by $1,873,000. This liability was funded prior to May 1, 2004. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The accumulated Federal tax benefit for accelerated depreciation resulting from the Tax Acts is approximately $3,266,000 for fiscal 2003 and the first six months of fiscal 2004 and is reflected in our prepaid and refundable income taxes.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

May 1, 2004                                  .93 to 1.0
November 1, 2003                            1.05 to 1.0
May 3, 2003                                 1.03 to 1.0

Cash flows (in millions) were as follows:

                                        Twenty Six Weeks Ended
                                      --------------------------
                                      May 1, 2004           May 3, 2003
                                      -----------           -----------

Operating activities                  $ 20.9                 $ 4.8
Investing activities                   (19.5)               ( 17.6)
Financing activities                    (2.3)                 12.9
                                       ------               ------
       Totals                         $  (.9)                $  .1
                                      =======               ======

The Company had $7,740,000 of available credit, at May 1, 2004, under its revolving credit facility. The Company has capital commitments (net of landlord contributions of $8,019,000) of $2,023,000 for leasehold improvements and $2,420,000 for equipment related to two stores which were under construction, one of which opened on April 28, 2004 and the other on May 19, 2004. One of these stores is a replacement store and one is a new store. Both of these projects are in central New Jersey and are World Class stores. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2004.

For the 26 weeks ended May 1, 2004, depreciation was $9,566,000 while capital expenditures, excluding capitalized leases, totaled $19,620,000, compared to $8,121,000 and $19,034,000, respectively, in the prior year period. The increase in depreciation was the result of a full twenty six weeks of depreciation for the equipment and leasehold improvements for the four new locations opened in fiscal 2003, the new bakery facility and the expansion and remodeling of the East Brunswick store substantially completed in the quarter ended January 31, 2004 and the new location opened in April 2004, as well as seven additional capitalized real estate leases. Capital expenditures in the first six months of fiscal 2004, consisting of the acquisition of equipment and leasehold improvements for the two locations opened in April and May 2004 and the East Brunswick store, increased slightly as compared to capital expenditures in the first six months of fiscal 2003 when two new locations opened and the bakery commissary and two additional stores were under construction.

The table below summarizes our contractual obligations at May 1, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                           Payments Due By Period
--------------------------------------------------------------------------------
                                      Less Than      2-3        4-5      After 5
--------------------------------------------------------------------------------
Contractual Obligations      Total       1 Year      Years      Years      Years
--------------------------------------------------------------------------------
                                           (Dollars In Thousands)
Long-term debt             $  62,385     $ 7,864    $17,105    $ 37,416  $    -

Related party debt             4,186         915      1,735       1,165     371

Capital lease obligations    325,837      14,451     29,656      29,319 252,411

Operating leases              66,491      10,144     17,403      13,162  25,782

Purchase obligations -
 leaseholds and equipment      4,443       4,443          -           -       -

Lease commitments - stores
 under construction (1)       31,525         199      2,884       2,884  25,558
                            --------      ------     ------    --------  ------

Total                      $ 494,867     $38,016    $68,783    $ 83,946 $304,122
                           =========     =======    =======    ========   ======


(1) Represents contractual obligations which we expect to satisfy in the periods presented based upon the actual openings of stores in fiscal 2004

Results of Operations    (13 weeks ended May 1, 2004 compared to 13 weeks ended
---------------------
May 3, 2003)

Sales:
------
Sales for the current period totaled $279.0 million as compared to $254.6 million in the prior year period. This represents an increase of 9.6 %. Sales for the current quarter included the operations of the new locations opened in May 2003, October 2003 and April 2004 in North Brunswick, Hamilton and Lawrenceville, New Jersey, respectfully. The location in North Brunswick replaced an older, smaller store.

Same store sales from the twenty two stores in operation in both periods increased 2.7%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of several of our new locations.

Gross Profit:
-------------
Gross profit as a percent of sales increased to 26.7% of sales compared to 26.2% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.3 million in the current period compared to $1.8 million in the prior year period. The improvement in gross profit was the result of improved product mix, the contribution of the new locations opened in fiscal 2003, increased patronage dividends and a reduction in Wakefern assessment as a percentage of sales. These increases were partially offset by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------
Selling, general and administrative expenses as a percent of sales were 24.7% versus 24.9% in the prior year period. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to decreases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits decreased .14%, administrative expense decreased .34% and supply expense decreased .04%. These decreases were partially offset by increases in occupancy expense of .14%, depreciation, including depreciation on capitalized leases, of .07%, selling expense of .06% and pre-opening costs of .12%. The decrease in labor and related fringe benefits resulted from the addition of personnel for new stores opened in the prior year period, partially offset by contractual increases in fringe benefits. The decrease in administrative expense was primarily the result of an increase in the reserve for closed store expense in the prior year period, a decrease in certain fringe benefit costs for administrative personnel and the decrease of other administrative costs as a percentage of sales. The increase in occupancy was related to increased cost of utilities and snow removal. Pre-opening costs were for the new Lawrenceville, New Jersey store opened on April 28, 2004 and the new Aberdeen, New Jersey store opened May 19, 2004.

Interest Expense:
-----------------
Interest expense increased to $3,854,000 from $3,010,000, while interest income was $37,000 compared to $40,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------
An income tax rate of 38% has been used in the current period as compared to 40% in the prior year period. The tax rate used is based on the expected effective tax rates.

Net Income:
----------
Net income was $956,000 in the current year period compared to $128,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,341,000 as compared to $7,570,000 in the prior year period. Net income per common share on a diluted basis was $.93 in the current period compared to $.13 in the prior year period. Per share calculations are based on 1,026,595 shares outstanding in the current year period and 1,011,948 shares outstanding in the prior year period.

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

                                               Thirteen Weeks Ended
                                               --------------------
                                            May 1, 2004     May 3, 2003
                                            -----------     -----------

Net income                                  $  956,000     $   128,000
Add:
 Interest expense, net                       3,817,000       2,970,000
 Income tax provision                          587,000          85,000
 Depreciation                                4,881,000       4,289,000
 Amortization                                  100,000          98,000
                                            ----------       ---------

EBITDA                                    $ 10,341,000     $ 7,570,000
                                          ============     ===========


Results of Operations  (26 weeks ended May 1, 2004 compared to 26 weeks ended
---------------------   May 3, 2003)

Sales:
------
Sales for the current twenty six week period totaled $573.8 million as compared to $511.7 million in the prior year period. This represents an increase of 12.1%. Sales for the current twenty six week period included the operations of five new locations opened in December 2002, January 2003, May 2003, October 2003 and April 2004 in Woodbridge, Ewing, North Brunswick, Hamilton and Lawrenceville New Jersey, respectfully. The locations in Woodbridge and North Brunswick replaced older, smaller stores.

Same store sales from the twenty stores in operation in both periods increased 3.0%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of several of our new locations.

Gross Profit:
-------------
Gross profit as a percent of sales increased to 26.4% of sales compared to 25.7% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $4.7 million in the current period compared to $3.7 million in the prior year period. The improvement in gross profit was the result of improved product mix, the contribution of the new locations opened in fiscal 2003, increased patronage dividends and a reduction in Wakefern assessment as a percentage of sales. This increase was offset in part by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------
Selling, general and administrative expenses as a percent of sales were 24.5% in both the current and prior year periods. Increases in certain selling, general and administrative expenses as a percent of sales in the current year period were offset by decreases in other expense categories as a percentage of sales. As a percentage of sales, administrative expense decreased .12% and pre-opening costs decreased .09%. These decreases were offset by increases in selling expense of .09% and depreciation, including depreciation on capitalized leases, of .08%,. The decrease in administrative expense was the result of the decrease of administrative costs as a percentage of sales and an increase in the reserve for closed store expense in the prior year period. Pre-opening costs were for the Lawrenceville store opened in April 2004 and some costs for the Aberdeen store opened in May 2004 as compared to three locations opened in fiscal 2003.

Interest Expense:
-----------------
Interest expense increased to $7,638,000 from $5,331,000, while interest income was $64,000 compared to $77,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------
An income tax rate of 38% has been used in the current period as compared to 40% in the prior year period. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------
Net income was $2,196,000 in the current year period compared to $477,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $20,910,000 as compared to $14,356,000 in the prior year period. Net income per common share on a diluted basis was $2.15 in the current period compared to $.47 in the prior year period. Per share calculations are based on 1,020,607 shares outstanding in the current period and 1,014,500 shares outstanding in the prior year period.

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

                                                    Twenty Six Weeks Ended
                                                    ----------------------
                                                  May 1, 2004   May 3, 2003
                                                  -----------   -----------

Net income                                     $  2,196,000     $    477,000
Add:
 Interest expense, net                            7,574,000        5,254,000
 Income tax provision                             1,347,000          318,000
 Depreciation                                     9,566,000        8,121,000
 Amortization                                       227,000          186,000
                                                  ---------        ---------

EBITDA                                          $20,910,000      $14,356,000
                                                ===========      ===========


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

Item 4.    Controls and Procedures
----------------------------------
As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Vice President - Internal Audit and Principal Accounting Officer also participated in this evaluation. During the Company's last fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


PART II  OTHER INFORMATION
--------------------------


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a)  Exhibits:
            Exhibit 10.32 Amendment No.4 to the Amended and Restated Revolving Credit and Term Loan Agreement

            Exhibit 31.1   Section 302 Certification of Chief Executive Officer

            Exhibit 31.2   Section 302 Certification of Chief Financial Officer

            Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

            Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350


       (b)  Reports on Form 8-K:

            On March 15, 2004, the Company filed a current report on Form 8-K with the SEC, pursuant to Item 12 thereof, reporting the Company's consolidated financial results for its first quarter ended January 31, 2004.

            On April 21, 2004, the Company filed a current report on Form 8-K with the SEC, pursuant to Item 5 thereof, reporting that the Board of Directors of the Company unanimously adopted and approved Amended and Restated By-Laws.

                                   SIGNATURES
                                   ----------


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


                                                FOODARAMA SUPERMARKETS, INC.
                                                ----------------------------
                                                      (Registrant)


Date:   June 14, 2004                              /S/    MICHAEL SHAPIRO
                                                   -----------------------------
                                                            (Signature)
                                                   Michael Shapiro
                                                   Senior Vice President
                                                   Chief Financial Officer


Date:   June 14, 2004                              /S/    THOMAS H. FLYNN
                                                   ----------------------------
                                                            (Signature)
                                                   Thomas H. Flynn
                                                   Director of Accounting
                                                   Principal Accounting Officer

                                                                   EXHIBIT 10.32
                           CONSENT AND AMENDMENT NO. 4
                                       TO
            THIRD AMENDED AND RESTATED CREDIT AND TERM LOAN AGREEMENT

      THIS CONSENT AND AMENDMENT NO. 4 (this "Amendment") is entered into as of April 15, 2004 by and among NEW LINDEN PRICE RITE, INC., a New Jersey corporation ("New Linden"), FOODARAMA SUPERMARKETS, INC., a New Jersey corporation ("Parent" and, together with New Linden, each a "Borrower" and collectively, the "Borrowers"), the Guarantors signatory hereto, the lenders set forth on the signature pages hereto (such lenders with their respective permitted successors and assigns, each a "Lender" and collectively, the "Lenders") and GMAC COMMERCIAL FINANCE LLC (successor by merger to GMAC Business Credit, LLC) as agent for Lenders (in such capacity together with any successor thereto in such capacity, the "Agent").

                                   BACKGROUND

      Borrowers, Guarantors, Agent and Lenders are parties to a Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of September 26, 2002 (as amended, restated, supplemented or otherwise modified from time to time, the "Loan Agreement") pursuant to which Agent and Lenders provide Borrowers with certain financial accommodations.
      Borrowers have advised Agent and Lenders of Borrowers' intent to receive an assignment from Wakefern of its rights as lessee under its current lease for certain premises located at 622 Route 206, Bordentown, New Jersey 08565 (the "Assignment") and to purchase certain pharmaceutical prescriptions and equipment located at such premises from Wakefern for an aggregate cash amount of not greater than $1,000,000 (the "Purchase").
      Borrowers have requested that Agent and Lenders consent to the Purchase and make certain amendments to the Loan Agreement, and Agent and Lenders are willing to do so on the terms and conditions hereinafter set forth.

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

Consent. Subject to satisfaction of the conditions precedent set forth in
Section 4 below, Agent and Lenders consent to the Assignment and the Purchase, provided that the Assignment and the Purchase shall each be effectuated on terms and conditions, and pursuant to documentation, satisfactory in form and substance to Agent and its counsel.

Amendment to Loan Agreement. Subject to satisfaction of the conditions precedent set forth in Section 4 below, the Loan Agreement is hereby amended as follows:

Section I of the Loan Agreement is amended by adding the following defined terms in their appropriate alphabetical order to provide as follows:
                  "Amendment No. 4" shall mean Amendment No. 4 to this Agreement dated as of April 15, 2004 by and among the Borrowers, Guarantors, Agent and Lenders.
                  "Amendment No. 4 Effective Date" shall mean April 15, 2004. "Amendment No. 4 Fee" shall mean a $50,000 fee payable in immediately available funds by Borrowers to Agent, for the ratable benefit of Lenders, as consideration for entering into Amendment No. 4, which shall be deemed earned in full by Agent and Lenders on the Amendment No. 4 Effective Date.

Section I of the Loan Agreement is amended by amending the following defined term in its entirety to provide as follows:
                  "In-Transit Cash Borrowing Base Inclusion" shall mean an amount equal to (a) on each Tuesday and Wednesday during the period beginning on April 15, 2004 and ending on June 15, 2004, the lesser of (i) $5,000,000 and (ii) Cash on Hand of Borrowers, (b) on each Tuesday and Wednesday during the period beginning on June 16, 2004 and ending on July 15, 2004, the lesser of (i) $4,000,000 and (ii) Cash on Hand of Borrowers,
                  (c) on each Tuesday and Wednesday during the period beginning on July 16, 2004 and ending on August 15, 2004, the lesser of
                  (i) $3,000,000 and (ii) Cash on Hand of Borrowers and (d) at all other times, $0.

Section 7.03 of the Loan Agreement is amended in its entirety to provide as follows:
                  "SECTION 7.03. Indebtedness. Incur, create, assume or permit to exist any Indebtedness other than

                  (i) Indebtedness secured by Liens permitted under Section 7.01; provided, however, that

                        (x) Adjusted Indebtedness shall not exceed the sum of

                              (1) Adjusted Indebtedness for the acquisition of
                  equipment at a single New/Replacement Store Project (the "Alternative Capex Financing") incurred at any time during the Capital Expenditure Facility Availability Period; provided, however, that (a) the Alternative Capex Financing shall be limited to the lesser of $4,000,000 and the unused principal amount of the Total Capital Expenditure Facility Commitment;
                  (b) such Alternative Capex Financing shall be incurred pursuant to documents reasonably satisfactory to Agent; (c) no portion of such Alternative Capex Financing shall be guaranteed by Wakefern; (d) the Agent shall be notified in writing prior to the incurrence of any such Alternative Capex Financing, which notice shall designate such borrowing as the "Alternative Capex Financing" and indicate the date on which such borrowing shall occur; (e) the Borrowers shall be permitted to incur only one borrowing with the Alternative Capex Financing; and (f) simultaneously with the incurrence of such Alternative Capex Financing, the Total Capital Expenditure Facility Commitment shall be immediately and permanently reduced by $4,000,000 and

                              (2) (a) $550,000 in new Adjusted Indebtedness
                  incurred during Fiscal Year 1999; (b) $1,250,000 in new Adjusted Indebtedness incurred during Fiscal Year 2000; (c) $250,000 in new Adjusted Indebtedness incurred during Fiscal Year 2001; (d) $0 in new Adjusted Indebtedness incurred during Fiscal Year 2002 (provided, however, that such Indebtedness shall be incurred in connection with no more than two store locations and the amount of Indebtedness incurred with respect to each individual store shall not exceed $4,000,000); (e) $7,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2003; (f) $1,100,000 in new Adjusted Indebtedness incurred during Fiscal Year 2004; (g) $19,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2005; (h) $4,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2006; and (i) $8,000,000 in new Adjusted Indebtedness incurred during Fiscal Year 2007, in each case for the Parent and its Subsidiaries, and provided, further, that to the extent the full amount of permitted Indebtedness as set forth in clauses (a) through (i) above is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year), provided, however, that any Indebtedness incurred in such immediately succeeding Fiscal Year shall first be applied to the reduction of the regularly scheduled amount of permitted Indebtedness as set forth in the foregoing clauses (a) through (i), as the case may be and secondly to any such carryover amount; and provided, further, that the Adjusted Indebtedness described in the foregoing clause (2) shall be incurred pursuant to documents reasonably satisfactory to Agent and

                        (y) Indebtedness attributable to Capitalized Lease
            Obligations in connection with real estate leases shall not exceed an aggregate amount of (a) $5,865,000 in new Indebtedness incurred during Fiscal Year 1999; (b) $21,691,000 in new Indebtedness incurred during Fiscal Year 2000; (c) $0 in new Indebtedness incurred during Fiscal Year 2001; (d) $9,958,000 in new Indebtedness incurred during Fiscal Year 2002; (e) $67,523,000 in new Indebtedness incurred during Fiscal Year 2003; (f) $34,949,000 in new Indebtedness incurred during Fiscal Year 2004; (g) $53,205,000 in new Indebtedness incurred during Fiscal Year 2005; (h) $10,570,000 in new Indebtedness incurred during Fiscal Year 2006 and
            (i) $21,139,000 in new Indebtedness incurred during Fiscal Year 2007, in each case for the Parent and its Subsidiaries and provided, further, that to the extent the full amount of permitted Indebtedness as set forth in clauses (a) through (i) above is not incurred in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year), provided, however, that any Indebtedness incurred in such immediately succeeding Fiscal Year shall first be applied to the reduction of the regularly scheduled amount of permitted Indebtedness as set forth in the foregoing clauses (a) through (i), as the case may be and secondly to any such carryover amount,

                  (ii) Indebtedness (including, without limitation, Guarantees) existing on the date hereof and listed in Schedule 7.03 annexed hereto, but not the increase, extension, renewal or refunding thereof if, pursuant to such increase, extension, renewal or refunding, (x) the amount of the relevant Indebtedness is increased, (y) the terms thereof and the related interest rate do not fairly reflect market conditions for companies in businesses and with credit standing similar to the Parent or (z) such Indebtedness is more senior in rank than that being so extended, renewed or refunded,

                  (iii) Indebtedness incurred hereunder and under the other Loan Documents,
                  (iv) Indebtedness of the Parent to Wakefern and affiliates of
            Wakefern required to be incurred under the Wakefern Shareholder Agreement, the Certificate of Incorporation of Wakefern and/or the bylaws of Wakefern,

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

                  (ix) Intercompany Indebtedness to the extent permitted under
            Section 7.06 and
                  (x) Indebtedness of Borrowers as a result of Borrowers'
            acquisition of certain equipment required by Wakefern, the amount of which shall be satisfactory to Agent in its reasonable discretion and Agent shall not unreasonably withhold its consent to such financing."

Section 7.10 of the Loan Agreement is amended in its entirety to provide as follows:
                  "SECTION 7.10. Capital Expenditures.  Contract for, purchase or make any expenditure or commitments for
                  (a) Adjusted Capex in any Fiscal Year in an aggregate amount in excess of the following amounts for the Parent and its Subsidiaries on a Consolidated basis:
-------------------------------------------------------------
Fiscal Year                                  Adjusted Capex
-------------------------------------------------------------

-------------------------------------------------------------
Fiscal Year 2000                               $7,446,000
-------------------------------------------------------------
Fiscal Year 2001                               $12,039,000
-------------------------------------------------------------
Fiscal Year 2002                               $7,800,000
-------------------------------------------------------------
Fiscal Year 2003                               $5,740,000
-------------------------------------------------------------
Fiscal Year 2004                               $2,595,000
-------------------------------------------------------------
Fiscal Year 2005                               $6,500,000
-------------------------------------------------------------
Fiscal Year 2006 and each Fiscal Year          $6,900,000
thereafter
-------------------------------------------------------------

                  (b) Capital Expenditures relating to New/Replacement Store Projects (excluding Capital Expenditures for real estate assets acquired pursuant to Capitalized Lease Obligations, hereinafter referred to as "Store Project Capex") in any Fiscal Year in an aggregate amount in excess of the following amounts for the Parent and its Subsidiaries on a Consolidated basis:
         --------------------------------------------------------------------
         Fiscal Year                                   Store Project Capex
         --------------------------------------------------------------------

         --------------------------------------------------------------------
         Fiscal Year 2000                                   $9,303,922
         --------------------------------------------------------------------
         Fiscal Year 2001                                   $5,008,000
         --------------------------------------------------------------------
         Fiscal Year 2002                                   $24,000,000
         --------------------------------------------------------------------
         Fiscal Year 2003                                   $23,175,000
         --------------------------------------------------------------------
         Fiscal Year 2004                                   $24,500,000
         --------------------------------------------------------------------
         Fiscal Year 2005                                   $26,018,000
         --------------------------------------------------------------------
         Fiscal Year 2006                                   $14,000,000
         --------------------------------------------------------------------
         Fiscal Year 2007 and each Fiscal Year               $7,000,000
         thereafter
         --------------------------------------------------------------------

      provided, however, that to the extent the full amount of permitted Store Project Capex is not utilized in any particular Fiscal Year, such unused amount may be "carried over" and utilized in the immediately succeeding Fiscal Year only (but not in any subsequent Fiscal Year), provided, further, that any such Store Project Capex utilized in such immediately succeeding Fiscal Year shall first be applied to the reduction of the amount of permitted Store Project Capex for the fiscal year in which such Store Project Capex is made and secondly to any such carryover amount."

Schedule 4.06(a) to the Loan Agreement is amended in its entirety and replaced with Schedule 4.06(a) hereto.

Conditions of Effectiveness.  This Amendment shall become effective upon the
----------------------------
receipt by Agent and Lenders of (a) five (5) originals of this Amendment, duly executed by each Borrower and consented to by each Guarantor, (b) the Amendment No. 4 Fee, which may be charged to Borrowers' account and (c) such other certificates, instruments, documents, agreements and opinions of counsel as may be required by Agent or its counsel, each of which shall be in form and substance satisfactory to Agent and its counsel.

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

After giving effect to this Amendment, no Event of Default or Default has occurred (other than the Designated Defaults, as defined in each of Consent, Waiver and Amendment No. 2 to Loan Agreement dated January 21, 2003 and that certain waiver letter agreement dated January 15, 2004, each among Agent, Lenders, Borrowers and Guarantors) and is continuing or would exist.

No Borrower or Guarantor has any defense, counterclaim or offset with respect to the Loan Agreement.

Effect on the Loan Agreement.
-----------------------------
Upon the effectiveness of Section 3 hereof, each reference in the Loan Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of like import shall mean and be a reference to the Loan Agreement as amended hereby.

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

Governing Law.  This Amendment shall be binding upon and inure to the benefit of
--------------
the parties hereto and their respective successors and assigns and shall be governed by and construed in accordance with the laws of the State of New York.

Headings. Section headings in this Amendment are included herein for convenience
---------
of reference only and shall not constitute a part of this Amendment for any other purpose.

Counterparts; Facsimile. This Amendment may be executed by the parties hereto in
------------------------
one or more counterparts, each of which shall be deemed an original and all of which when taken together shall constitute one and the same agreement. Any signature delivered by a party by facsimile transmission shall be deemed to be an original signature hereto.

                        [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, this Amendment has been duly executed as of the day and year first written above.

                                    NEW LINDEN PRICE RITE, INC.,
                                    as Borrower and as Guarantor

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    FOODARAMA SUPERMARKETS, INC.,
                                    as Borrower and as Guarantor

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    GMAC COMMERCIAL FINANCE LLC
                                    (successor by merger to GMAC Business Credit
                                    , LLC), as Agent

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    GMAC COMMERCIAL FINANCE LLC
                                    (successor by merger to GMAC Business
                                    Credit, LLC), as Lender

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                  [SIGNATURES CONTINUED ON THE FOLLOWING PAGE]

                    [CONTINUED SIGNATURES TO AMENDMENT NO. 4]


                                    THE BANK OF NEW YORK,
                                    as Lender

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    CITIZENS BUSINESS CREDIT COMPANY,
                                    as Lender

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    NATIONAL CONSUMER COOPERATIVE BANK
                                    (d/b/a National Cooperative Bank), as Lender

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    CONSENTED AND AGREED TO:


                                    SHOP RITE OF READING, INC.,
                                    as Guarantor

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:


                                    SHOP RITE OF MALVERNE, INC.,
                                    as Guarantor

                                    By:
                                        -------------------------------------
                                    Name:
                                    Title:

                                Schedule 4.06(a)

                                   Litigation

Litigation schedule intentionally left blank.

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


Date:  June 11, 2004                            /s/ RICHARD J. SAKER
                                                -------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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


Date: June 11, 2004                             /s/ MICHAEL SHAPIRO
                                                ------------------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended May 1, 2004 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements ofss.13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C.ss.78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 11, 2004                            /s/ RICHARD J. SAKER
                                                ------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended May 1, 2004 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements ofss.13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C.ss.78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 11, 2004                      /s/ MICHAEL SHAPIRO
                                          ------------------------------
                                         (Signature)
                                         Michael Shapiro
                                         Chief Financial Officer