Form 10-Q
period 2004-07-31
FOODARAMA SUPERMARKETS INC
filed 2004-09-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                      FORM
                                      10-Q

                    Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2004

                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

New Jersey                                                  21-0717108
----------                                                  ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 Building 6, Suite 1, 922 Highway 33, Freehold, N.J. 07728
                    (Address of principal executive offices)

                                  Telephone #732-462-4700
                                  -----------------------
                    (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes ____       No X



  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of the latest practicable date.

                                                                OUTSTANDING AT
  CLASS                                                     September 10, 2004
  -----                                                     ------------------

  Common Stock,                                              987,617 shares
  $1 par value

           FOODARAMA SUPERMARKETS, INC.
           ----------------------------
              PART I.   FINANCIAL INFORMATION

                Item 1.     Financial Statements

                                 Unaudited Consolidated Condensed Balance Sheets July 31, 2004 and November 1, 2003

                                 Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended July 31, 2004 and August 2, 2003

                                 Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended July 31, 2004 and August 2, 2003

                                 Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended July 31, 2004 and August 2, 2003

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

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
                                                     July 31,       November 1,
                                                      2004             2003
                                                  (Unaudited)          (1)
                                                  -----------       ------------
ASSETS

Current assets:
 Cash and cash equivalents                           $ 6,026            5,252
 Merchandise inventories                              53,970           49,224
 Receivables and other assets                         10,651           12,043
 Prepaid and refundable income taxes                      73            3,404
 Related party receivable - Wakefern                  10,530           13,684
                                                     -------          -------
                                                      81,250           83,607
                                                     -------          -------

Property and equipment:
 Land                                                    308              308
 Buildings and improvements                            1,220            1,220
 Leasehold improvements                               60,366           49,039
 Equipment                                           159,126          142,021
 Property under capital leases                       152,353          130,420
 Construction in progress                                 59            6,846
                                                     -------          -------
                                                     373,432          329,854
Less accumulated depreciation and
amortization                                         134,648          122,339
                                                     -------         --------
                                                     238,784          207,515
                                                     -------         --------

Other assets:
 Investments in relate                                17,645           16,173
 Goodwill                                              1,715            1,715
 Intangible assets, net                                1,541            1,098
 Other                                                 3,219            3,264
 Related party receivables - Wakefern                  1,995            1,874
                                                     -------         --------
                                                      26,115           24,124
                                                     -------         --------

                                                   $ 346,149         $315,246
                                                     =======         ========
                                                                   (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share data)
                                               July 31,            November 1,
                                                 2004                 2003
                                             (Unaudited)               (1)
                                             -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt           $  8,165             $   7,916
 Current portion of long-term debt,
  related party                                   978                   920
 Current portion of obligations under
  capital leases                                1,687                 1,622
 Current income taxes payable                     578                 1,415
 Deferred income taxes                          2,162                 2,162
 Accounts payable:
  Related party-Wakefern                       43,973                37,506
  Others                                       12,055                14,622
 Accrued expenses                              15,011                13,485
                                             --------             ---------
                                               84,609                79,648

Long-term debt                                 56,853                55,335
Long-term debt, related party                   3,680                 3,055
Obligations under capital leases              142,902               122,159
Deferred income taxes                           2,479                 2,749
Other long-term liabilities                    13,618                13,278
                                             --------             ---------
                                              219,532               196,576
                                             --------             ---------
Commitments and Contingencies  (Note 7)

Shareholders' equity:
 Common stock, $1.00 par; authorized
 2,500,000 shares; issued 1,621,767 shares;
 outstanding 987,617 shares at July 31,
 2004 and 986,867 shares at November 1, 2003   1,622                  1,622
 Capital in excess of par                      4,168                  4,168
 Deferred compensation                          (673)                  (952)
 Retained earnings                            52,231                 49,539
 Accumulated other comprehensive income:
  Minimum pension liability                   (3,164)                (3,164)
                                             --------              ---------
                                              54,184                 51,213
 Less 634,150 shares July 31, 2004;
 shares November 1, 2003, held in
 treasury, at cost                            12,176                 12,191
                                             --------              ---------
                                              42,008                 39,022
                                             --------              ---------
                                           $ 346,149             $  315,246
                                           ==========            ===========

(1) Derived from the Audited Consolidated Financial Statements for the year ended November 1, 2003.

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                       13 Weeks Ended
                                                    -------------------------
                                                    July 31,      August 2,
                                                      2004            2003
                                                    ---------       ---------

Sales                                              $  302,799       $ 271,333

Cost of goods sold                                    222,531         201,311
                                                   -----------      ---------

Gross profit                                           80,268          70,022

Selling, general and
 administrative expenses                              75,244           65,686
                                                   ----------       ----------
Earnings from operations                               5,024            4,336
                                                   ----------       ----------


Other income (expense):
  Interest expense                                    (4,248)          (3,415)
  Interest income                                         24               39
                                                   ----------       ----------
                                                      (4,224)          (3,376)
                                                   ----------       ----------
Earnings before income tax provision                     800              960

Income tax provision                                    (304)            (384)
                                                   ----------       ----------
Net income                                        $      496         $     576
                                                  ===========       ==========

Per share information:
Net income per common share:
                 Basic                            $      .50         $      .58
                                                  ===========        ==========
                 Diluted                          $      .48         $      .57
                                                  ===========        ==========

Weighted average shares outstanding:
                 Basic                               987,175            986,867
                                                  ===========       ===========
                 Diluted                           1,038,041          1,010,586
                                                  ===========       ===========


Dividends per common share                               -0-              -0-
                                                  ===========       ===========



See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                       39 Weeks Ended
                                                  --------------------------
                                                    July 31,       August 2,
                                                      2004             2003
                                                  -----------      ---------

Sales                                             $ 876,557      $ 783,002

Cost of goods sold                                  644,778        581,640
                                                  ----------     ----------

Gross profit                                        231,779        201,362

Selling, general and
 administrative expenses                            215,638        190,977
                                                 -----------     ----------
Earnings from operations                             16,141         10,385
                                                 -----------     ----------

Other income (expense):
  Interest expense                                  (11,886)        (8,746)
  Interest income                                        88            116
                                                 -----------     ----------
                                                    (11,798)        (8,630)
                                                 -----------     ----------
Earnings before income tax provision                  4,343          1,755

Income tax provision                                 (1,651)          (702)
                                                 -----------     ----------
Net income                                       $    2,692      $   1,053
                                                 ===========     ==========

Per share information:
Net income per common share:
                 Basic                           $    2.73       $   1.07
                                                 ===========     ==========
                 Diluted                         $    2.62       $   1.04
                                                 ===========     ==========

Weighted average shares outstanding:
                 Basic                             986,970        986,762
                                                 ===========    ===========
                 Diluted                         1,027,760      1,013,751
                                                 ===========    ===========


Dividends per common share                             -0-           -0-
                                                 ===========    ===========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(In thousands)
                                                             39 Weeks Ended
                                                       -----------------------
                                                       July 31,      August 2,
                                                          2004          2003
                                                       -------       ---------
Cash flows from operating activities:
  Net income                                          $  2,692       $  1,053
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                        15,146         12,613
    Amortization, intangibles                               93            157
    Amortization, deferred financing costs                 506            371
    Amortization, deferred rent escalation                (220)          (223)
    Provision to value inventory at LIFO                   925            556
    Deferred income taxes                                 (270)           260
    Amortization of deferred compensation                  275            269
    (Increase) decrease in
      Merchandise inventories                           (5,671)        (4,220)
      Receivables and other current assets                (689)          (662)
      Prepaid and refundable income taxes                3,331         (1,228)
      Other assets                                        (240)           204
      Related party receivables-Wakefern                 3,033            983
    Increase (decrease) in
      Accounts payable                                   3,900          1,439
      Income taxes payable                                (837)         1,478
      Other liabilities                                  2,090            999
                                                       --------       --------
                                                        24,064         14,049
                                                       --------       --------
Cash flows from investing activities:
  Decrease in construction advance due from landlords   14,244          4,024
  Increase in construction advance due from landlords  (12,163)        (2,991)
  Cash paid for the purchase of property and equipment (23,996)       (16,514)
  Cash paid for construction in progress                   (24)        (5,881)
  Cash paid for purchase of store assets                (1,000)             -
                                                       --------       --------
                                                       (22,939)       (21,362)
                                                       --------       --------

Cash flows from financing activities:
  Proceeds from issuance of debt                        10,359         16,610
  Principal payments under long-term debt               (8,592)        (5,615)
  Principal payments under capital lease obligations    (1,126)        (1,234)
  Principal payments under long-term debt, related party  (789)          (531)
  Deferred financing and other costs                      (218)          (188)
  Proceeds from exercise of stock options                   15             10
                                                       ---------      --------
                                                          (351)         9,052
                                                       ---------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    774          1,739

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,252          4,280
                                                       ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  6,026       $  6,019
                                                      =========      =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note 1    Basis of Presentation
-------------------------------
The unaudited Consolidated Condensed Financial Statements as of, or for the period ended, July 31, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at November 1, 2003 has been derived from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 2003.

At July 31, 2004 and November 1, 2003, approximately 82% and 81%, respectively, of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories are valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $3,660,000 and $2,735,000 higher than reported at July 31, 2004 and November 1, 2003, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of  New Accounting  Standards
-----------------------------------------------
In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 before the amendment but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, did not have a material impact on the Company's consolidated financial statements (See Note 6).

In May 2004, the staff of the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "Subsidy"). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This

FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. We are currently investigating the impact of FSP No. FAS 106-2's initial recognition, measurement and disclosure provisions on our financial statements.

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

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                        Thirteen Weeks         Thirty Nine Weeks
                                             Ended                   Ended
                                     -------------------------------------------
                                     (In thousands, except (In thousands, except
                                       per share amounts)     per share amounts)
                                     -------------------------------------------
                                      July 31,    August 2,  July 31,  August 2,
                                       2004         2003       2004      2003
                                     -------------------------------------------
Net income - as reported               $  496      $   576  $  2,692   $ 1,053
Add:
Stock-based employee compensation
expense, determined under the
intrinsic value method, included in
reported net income, net of related        54           56       162       168
tax effects

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax
effects                                  (74)         ( 76)    (222)      (228)
                                     -------------------------------------------

Pro forma net income                   $ 476       $   556  $ 2,632    $   993
                                     ===========================================
Earnings per share:

Basic, as reported                     $ .50       $   .58  $  2.73    $  1.07
                                     ===========================================

Basic, pro forma                       $ .48       $   .56  $  2.67    $  1.01
                                     ===========================================

Diluted, as reported                   $ .48       $   .57  $  2.62    $  1.04
                                     ===========================================
Diluted, pro forma                     $ .46       $   .55  $  2.56    $   .98
                                     ===========================================

Note 4   Goodwill and Other Intangible Assets
---------------------------------------------

The Company completed its annual impairment test prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of November 2, 2003. The gross carrying amount and accumulated amortization of the Company's other intangible assets as of July 31, 2004 and November 1, 2003 are as follows:

                                   July 31, 2004             November 1, 2003
                                   -------------             ----------------
                                              (In thousands)
                             Gross                        Gross
                            Carrying     Accumulated    Carrying     Accumulated
                             Amount     Amortization     Amount     Amortization
                             -------    ------------    --------    ------------
Amortized Intangible Assets
    Bargain Leases             $4,454         $ 3,133      $3,918        $ 3,040
Unamortized Intangible Assets
    Liquor Licenses               220               -         220              -
                            ----------------------------------------------------
Total                          $4,674         $ 3,133      $4,138        $ 3,040
                            ====================================================

Amortization expense recorded on the intangible assets for the thirteen weeks ended July 31, 2004 and August 2, 2003 was $41,000 and $52,000, respectively and was $93,000 and $157,000 for the thirty nine weeks ended July 31, 2004 and August 2, 2003, respectively. The estimated amortization expense for the Company's other intangible assets for the current and four succeeding fiscal years is as follows:

            Fiscal Year                      (In thousands)
            -----------                      --------------
                2004                               $141
                2005                                189
                2006                                189
                2007                                189
                2008                                189
                Thereafter                          517


Note 5   Long-term Debt

On January 30, 2004 the Company completed the financing for the purchase of $1,100,000 of equipment for the expanded and renovated store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

As of April 15, 2004 the Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $5,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This amount is reduced to $4,000,000 on June 16, 2004 and $3,000,000 on July 16, 2004 with the provision expiring on August 16, 2004. Additionally, the amendment realigned the annual limits on Adjusted Indebtedness, Indebtedness attributable to Capitalized Lease Obligations, Adjusted Capex and Store Project Capex to more closely follow the timing of the Company's new store and store remodeling program. The lending group also consented to the purchase of a store location from Wakefern for $1,000,000.

As of August 24, 2004 the Credit Agreement was further amended to allow the Company to borrow under the revolving credit facility, on any Tuesday and on any Wednesday, up to $3,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This provision will expire on January 15, 2005.

As of July 19, 2004 the Credit Agreement was amended to increase the limit on the amount of Adjusted Capex for fiscal 2004 to $5,100,000 and decrease the limit on the amount of Adjusted Capex for fiscal 2005 to $4,000,000. The amendment realigned the annual limits on Adjusted Capex to more closely follow the timing of the Company's store remodeling program.

Note 6  Employee Benefit Plans
------------------------------
The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 and 39 weeks ended July 31, 2004 and August 2, 2003 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                         13 Weeks Ended       39 Weeks Ended
                        July 31, 2004 August 2, 2003  July 31,2004 August 2,2003
                        ------------- --------------  ------------ -------------
Service cost                    $ 85           $ 29         $ 254          $ 88
Interest cost                    125            132           401           396
Expected return on plan
assets                          (121)           (97)         (356)         (291)
Settlement (gain) loss
recognized                       265              -           265           273
Amortization of prior
service cost                      10             12            32            36
Recognized net actuarial loss     77             98           275           294
                               ------         -----         -----         -----
Net periodic benefit cost      $ 441          $ 174         $ 871         $ 796
                               ======        ======        ======         =====


Other Postretirement Plan             13 Weeks Ended         39 Weeks Ended
                           July 31,2004 August 2,2003 July 31,2004 August 2,2003
                            ------------ ------------- -------------------------
Service cost                        $ 43        $ 31         $128          $ 94
Interest cost                         81          68          238           203
Amortization of prior service         22           6           62            17
cost
Recognized net actuarial loss         24          34          126           103
                                    -----       ----         ----          ----
Net periodic benefit cost          $ 170       $ 139         $554         $ 417
                                   ======      =====         ====         =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K filed with the SEC on January 29, 2004, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,047,000 to its pension plans during fiscal 2004. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $649,000 in the first 39 weeks of fiscal 2004, and anticipates contributing approximately $398,000 more for expected future benefit payments during the remainder of fiscal 2004.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. There were no benefit payments made during the thirty nine weeks ended July 31, 2004.

Note  7  Commitments and Contingencies
--------------------------------------
The Company previously reported, in Item 3. Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for its fiscal year ended November 1, 2003, on the settlement of a shareholders derivative action commenced by Melvin Jules Bukiet et. al. (together the "Plaintiffs") against the Company, as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J. Saker, Charles T. Parton, Albert A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The Company has reached a settlement, subject to the approval of The Court, with the Plaintiffs with regard to their application for attorney's fees and with the directors and officers insurance carrier with regard to their participation in the total costs of the proceeding. As a result of accruing the cost of this settlement, net income for the thirteen and thirty nine weeks ended July 31, 2004 was reduced by $214,000.

Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------
Critical Accounting Policies and Estimates
------------------------------------------

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, patronage dividends earned as a stockholder of Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended November 1, 2003. As of July 31, 2004 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------
The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of July 31, 2004 the Company owed $16,250,000 on the Term Loan and $20,000,000 under the Capex Facility.

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

As of August 24, 2004 the Credit Agreement was further amended to allow the Company to borrow under the revolving credit facility, on any Tuesday and on any Wednesday, up to $3,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This provision will expire on January 15, 2005.

As of July 19, 2004 the Credit Agreement was amended to increase the limit on the amount of Adjusted Capex for fiscal 2004 to $5,100,000 and decrease the limit on the amount of Adjusted Capex for fiscal 2005 to $4,000,000. The amendment realigned the annual limits on Adjusted Capex to more closely follow the timing of the Company's store remodeling program.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of July 31, 2004:

                                                                  Actual
                                                              (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $25,000,000           $ 29,151,000
--------------------------------------------------------------------------------
Leverage Ratio  (1)(2)      Less than 3.0 to 1.00              2.39 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          2.18 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $5,100,000  (5)          $  1,837,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $24,500,000  (5)         $ 22,647,000 (6)
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

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($1,328,000 for the thirty nine weeks ended July 31, 2004) from Adjusted EBITDA.

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

Working Capital
---------------

At July 31, 2004, the Company had a working capital deficiency of $3,359,000 compared to working capital of $3,959,000 at November 1, 2003 and a working capital deficiency of $752,000 at August 2, 2003. Since the end of fiscal 2003, working capital declined and a deficiency was created as a result of the collection of related party receivables from Wakefern related to the fiscal 2003 patronage dividend and the collection of refundable income taxes and the application of the funds collected. The funds collected were applied to the revolving credit facility thereby decreasing the Revolving Note which is classified as long-term borrowings. This resulted in a corresponding decrease in working capital.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our cumulative State current tax liability, net of Federal tax benefit, by $2,289,000. This liability was funded prior to May 1, 2004. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The accumulated Federal tax benefit for accelerated depreciation resulting from the Tax Acts is approximately $3,560,000 for fiscal 2003 and the first nine months of fiscal 2004. A refund for fiscal 2003 of $3,266,000 resulting from this accelerated depreciation was received prior to July 31, 2004. The balance of $294,000 is reflected as a reduction to our current income taxes payable.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

July 31, 2004                                .96 to 1.0
November 1, 2003                            1.05 to 1.0
August 2, 2003                               .99 to 1.0

Cash flows (in millions) were as follows:

                                                Thirty Nine Weeks Ended
                                             --------------------------------
                                             July 31, 2004     August 2, 2003
                                             -------------     --------------

Operating activities                           $ 24.1            $14.0
Investing activities                            (22.9)           (21.4)
Financing activities                              (.4)             9.1
                                               -------          -------
       Totals                                  $   .8            $ 1.7
                                               =======          =======


The Company had $8,913,000 of available credit, at July 31, 2004, under its revolving credit facility. The Company had no capital commitments for leasehold improvements or equipment as of July 31, 2004. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2004.

For the 39 weeks ended July 31, 2004, depreciation was $15,146,000 while capital expenditures, excluding capitalized leases, totaled $24,484,000, compared to $12,613,000 and $23,224,000, respectively, in the prior year period. The increase in depreciation was the result of a full thirty nine weeks of depreciation for the equipment and leasehold improvements for the four new locations opened in fiscal 2003, the new bakery facility and the expansion and remodeling of the East Brunswick store substantially completed in the quarter ended January 31, 2004, the new locations opened in April 2004 and May 2004, the location in Bordentown, New Jersey purchased in June 2004, as well as seven additional capitalized real estate leases. Capital expenditures in the first nine months of fiscal 2004, consisting of the acquisition of equipment and leasehold improvements for the two locations opened in April and May 2004, the East Brunswick store and the Bordentown location, increased slightly as compared to capital expenditures in the first 39 weeks of fiscal 2003 when three new locations opened and the bakery commissary and one additional store were under construction.

The table below summarizes our contractual obligations at July 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                                           Payments Due By Period
--------------------------------------------------------------------------------
                                       Less Than      2-3        4-5     After 5
--------------------------------------------------------------------------------
Contractual Obligations      Total       1 Year      Years      Years      Years
                                           (Dollars In Thousands)
--------------------------------------------------------------------------------
Long-term debt             $  65,018     $ 8,165    $18,172    $ 38,681  $    -
--------------------------------------------------------------------------------
Related party debt             4,658         978      1,929       1,487     264
--------------------------------------------------------------------------------
Capital lease obligations    357,912      15,583     31,660      31,502 279,167
--------------------------------------------------------------------------------
Operating leases              64,364      10,352     16,675      12,460  24,877
--------------------------------------------------------------------------------
Purchase obligations -
 leaseholds and equipment          -           -          -           -       -
--------------------------------------------------------------------------------
Lease commitments - stores
 under construction                -           -          -           -       -
--------------------------------------------------------------------------------
Total                      $ 491,952     $35,078    $68,436    $ 84,130 $304,308
                           =========     =======    =======    ======== ========

Results of Operations (13 weeks ended July 31, 2004 compared to
                       13 weeks ended August 2, 2003)

Sales:
------

Sales for the current period totaled $302.8 million as compared to $271.3 million in the prior year period. This represents an increase of 11.6 %. Sales for the current quarter included the operations of the new locations opened in May 2003, October 2003, April 2004 and May 2004 in North Brunswick, Hamilton, Lawrenceville and Aberdeen, New Jersey, respectively, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The locations in North Brunswick and Aberdeen replaced older, smaller stores.

Same store sales from the twenty one stores in operation in both periods increased 1.0%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of several of our new locations.

Gross Profit:
-------------

Gross profit as a percent of sales increased to 26.5% of sales compared to 25.8% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $2.5 million in the current period compared to $2.0 million in the prior year period. The improvement in gross profit was the result of improved product mix, the contribution of the new locations opened in fiscal 2003 and 2004, increased patronage dividends and a reduction in Wakefern assessment as a percentage of sales. These increases were partially offset by programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------

Selling, general and administrative expenses as a percent of sales were 24.8% versus 24.2% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, labor and related fringe benefits increased .09%, depreciation, including depreciation on capitalized leases, increased .19%, occupancy increased .29%, miscellaneous expense increased .11% and pre-opening expense increased .06%. These increases were partially offset by decreases in administrative expense of ..07%. The increase in labor and related fringe benefits resulted from the addition of personnel for new stores opened in the second and third quarters and contractual increases in fringe benefits. The increase in occupancy was primarily the result of the increased cost of utilities. The increase in miscellaneous expense was primarily the result of the increased cost and use of debit and credit card transactions. The decrease in administrative expense was primarily the result of the decrease of administrative expense as a percentage of sales which was partially offset by the cost of the settlement with the plaintiffs and the directors and officers insurance carrier in the shareholders derivative action. See Part II. Other Information, Item1. Legal Proceedings. Pre-opening costs were for the new Lawrenceville, New Jersey store opened on April 28, 2004 and the new Aberdeen, New Jersey store opened on May 19, 2004.

Interest Expense:
-----------------

Interest expense increased to $4,248,000 from $3,415,000, while interest income was $24,000 compared to $39,000 for the prior period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in the current period as compared to 40% in the prior year period. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $496,000 in the current year period compared to $576,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,756,000 as compared to $8,947,000 in the prior year period. Net income per common share on a diluted basis was $.48 in the current period compared to $.57 in the prior year period. Per share calculations are based on 1,038,041 shares outstanding in the current year period and 1,010,586 shares outstanding in the prior year period.

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


                                                  Thirteen Weeks Ended
                                          ---------------------------------
                                          July 31, 2004     August 2, 2003
                                          -------------     ---------------

Net income                                 $   496,000       $   576,000
Add:
 Interest expense, net                       4,224,000         3,376,000
 Income tax provision                          304,000           384,000
 Depreciation                                5,580,000         4,492,000
 Amortization                                  152,000           119,000
                                           -----------       -----------

EBITDA                                    $ 10,756,000       $ 8,947,000
                                          ============       ===========


Results of Operations (39 weeks ended July 31, 2004 compared to
                       39 weeks ended August 2, 2003)

Sales:
------

Sales for the current thirty nine week period totaled $876.6 million as compared to $783.0 million in the prior year period. This represents an increase of 11.9%. Sales for the current thirty nine week period included the operations of six new locations opened in December 2002, January 2003, May 2003, October 2003, April 2004 and May 2004 in Woodbridge, Ewing, North Brunswick, Hamilton, Lawrenceville and Aberdeen, New Jersey, respectfully, as well as the location in Bordentown, New Jersey purchased in June 2004 from Wakefern. The locations in Woodbridge, North Brunswick and Aberdeen replaced older, smaller stores.

Same store sales from the nineteen stores in operation in both periods increased 2.5%. This increase in comparable store sales was partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of several of our new locations.

Gross Profit:
-------------

Gross profit as a percent of sales increased to 26.4% of sales compared to 25.7% in the prior year period. Patronage dividends, applied as a reduction of the cost of merchandise sold, were $7.2 million in the current period compared to $5.6 million in the prior year period. The improvement in gross profit was the result of improved product mix, the contribution of the new locations opened in fiscal 2003 and fiscal 2004, increased patronage dividends and a reduction in Wakefern assessment as a percentage of sales. This increase was offset in part by the costs associated with programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------

Selling, general and administrative expenses as a percent of sales increased to 24.6% in the current period compared to 24.4% in the prior year period. The increase in selling, general and administrative expenses as a percent of sales was primarily due to increases in certain expense categories as a percentage of sales. As a percentage of sales, selling expense increased .05%, depreciation, including depreciation on capitalized leases, increased .11% and occupancy expense increased .10%. These increases were partially offset by decreases in administrative expense of .11%. The increase in occupancy was primarily the result of the increased cost of utilities. The decrease in administrative expense was the result of the decrease of administrative costs as a percentage of sales and an increase in the reserve for closed store expense in the prior year period. This decrease was partially offset by the cost of the settlement with the plaintiffs and the directors and officers insurance carrier in the shareholders derivative action. See Part II. Other Information, Item1. Legal Proceedings.

Interest Expense:
-----------------

Interest expense increased to $11,886,000 from $8,746,000, while interest income was $88,000 compared to $116,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in the current period as compared to 40% in the prior year period. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $2,692,000 in the current year period compared to $1,053,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $31,666,000 as compared to $23,303,000 in the prior year period. Net income per common share on a diluted basis was $2.62 in the current period compared to $1.04 in the prior year period. Per share calculations are based on 1,027,760 shares outstanding in the current period and 1,013,751 shares outstanding in the prior year period.

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

                                             Thirty Nine Weeks Ended
                                          ------------------------------
                                          July 31, 2004   August 2, 2003
                                          -------------   --------------

Net income                                $   2,692,000   $   1,053,000
Add:
 Interest expense, net                       11,798,000       8,630,000
 Income tax provision                         1,651,000         702,000
 Depreciation                                15,146,000      12,613,000
 Amortization                                   379,000         305,000
                                             ----------      ----------

EBITDA                                      $31,666,000     $23,303,000
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


PART II  OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings
----------------------------

         The Company previously reported, in Item 3. Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for its fiscal year ended November 1, 2003, on the settlement of a shareholders derivative action commenced by Melvin Jules Bukiet et. al. (together the "Plaintiffs") against the Company, as nominal defendant, and against all five members of the Board of Directors, Joseph J. Saker, Richard J.

         Saker, Charles T. Parton, Albert A. Zager and Robert H. Hutchins (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The Company has reached a settlement, subject to the approval of The Court, with the Plaintiffs with regard to their application for attorney's fees and with the directors and officers insurance carrier with regard to their participation in the total costs of the proceeding. As a result of accruing the cost of this settlement, net income for the thirteen and thirty nine weeks ended July 31, 2004 was reduced by $214,000.


Item 6.   Exhibits
------------------

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


                                                FOODARAMA SUPERMARKETS, INC.
                                                        (Registrant)


Date:   September 14, 2004                          /S/    MICHAEL SHAPIRO
                                                    ---------------------------
                                                            (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President
                                                    Chief Financial Officer


Date:   September 14, 2004                          /S/    THOMAS H. FLYNN
                                                    --------------------------
                                                           (Signature)
                                                    Thomas H. Flynn
                                                    Director of Accounting
                                                    Principal Accounting Officer

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

Date:  September 10, 2004                       /s/ RICHARD J. SAKER
                                                -------------------------------
                                                (Signature) Richard J. Saker
                                                Chief Executive Officer

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

Date: September 10, 2004                        /s/ MICHAEL SHAPIRO
                                                ------------------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                   EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2004 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2004                       /s/ RICHARD J. SAKER
                                                ------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2004 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 10, 2004                 /s/ MICHAEL SHAPIRO
                                          ------------------------------
                                         (Signature)
                                         Michael Shapiro
                                         Chief Financial Officer