Form 10-K
period 2004-10-30
FOODARAMA SUPERMARKETS INC
filed 2005-01-28
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
October 30, 2004                                                  1-5745
--------------------                                        ----------------
                                FOODARAMA SUPERMARKETS, INC.
                   (Exact name of Registrant as specified in its charter)
New Jersey                                                      21-0717108
--------------------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (732) 462-4700
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                      which registered
     -------------------                                      ----------------

Common Stock, par value $1.00 per share                  American Stock Exchange
---------------------------------------                  -----------------------

                Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                                     ----
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No __
No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  __    No  _X_

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $13,224,281. Computation is based on the closing sales price of $37.00 per share of such stock on the American Stock Exchange on April 30, 2004, the last business day of the Registrant's most recently completed second quarter.

      As of January 14, 2005, the number of shares outstanding of Registrant's Common Stock was 987,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Information contained in the 2005 definitive Proxy Statement to be filed with the Commission and to be delivered to security holders in connection with the Annual Meeting is incorporated by reference into this Form 10-K at Part III.

                                     PART I
                                     ------

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

Item 1.  Business
-------  --------
General
-------

Foodarama Supermarkets, Inc., a New Jersey corporation formed in 1958, operates a chain of twenty-six supermarkets located in Central New Jersey, as well as two liquor stores and one garden center, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with meat, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern, the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name. The Company operates in one industry segment, the retail sale of food and non-food products, primarily in the Central New Jersey region.

We have incorporated the concept of "World Class" supermarkets into our operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. Currently, twenty-three of our stores are "World Class" and three are conventional supermarkets.

The following table sets forth certain data relating to the Company's business for the periods indicated:
                                                  Fiscal Year Ended
                     -----------------------------------------------------------
                     October 30, November 1, November 2, November 3, October 28,
                        2004       2003        2002        2001**       2000
                     ---------- ------------ ----------- ----------- -----------
Average annual sales
per store              $49.5      $46.8       $44.4        $43.8       $40.7
(in millions)*......

Same store sales
increase from prior
year***............    2.04%      1.47%       1.56%        3.77%       4.24%

Total store area in
square feet
(in thousands).....   1,764      1,558        1,340        1,301       1,294

Total store selling
area in square feet
(in thousands).....   1,316      1,181        1,001          973        966

Average total square
feet per store
 (in thousands).....     68         65           61           59         59

Average square feet
of selling area per
store (in thousands)..   51         49           46           44         44

Annual sales per
square foot
of selling area*....   $969       $995         $986         $992       $933

Number of stores:
    Stores remodeled
(over $500,000)......     2          1            0            2          2
    New stores opened.    2          2            0            0          1
    Stores replaced/
     expanded..           2          3            1            1          1
    Stores closed/
     divested....         1          2            1            0          1
Number of stores by size
(total store area):
   30,000 to 39,999 sq.ft 1          2            2            3          3
   40,000 to 49,999 sq.ft 1          1            3            3          3
   Greater than 50,000
     sq.ft..             24         21           17           16         16

Total stores open at
period end               26         24           22           22         22


* Sales for stores open less than 52 weeks have been excluded from this calculation.

** Calculated on a 53 week basis. A like 52 week comparison would be $43.1 million in average annual sales per store and $973 in annual sales per square foot of selling area.

***Sales from relocated and closed stores, as well as new stores opened, in the respective periods are not included in this calculation while sales from remodeled and expanded stores are included in this calculation.

Store Expansion and Remodeling
------------------------------

We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

In fiscal year 2004, a new location was opened in Lawrenceville, New Jersey and a replacement store was opened in Aberdeen, New Jersey. Additionally, one existing location in East Brunswick, New Jersey was expanded and remodeled, a location in Bordentown, New Jersey was purchased from Wakefern and a new garden center was opened. The two existing garden centers were closed. One additional location was remodeled. Over the next three years the Company plans to open two replacement and three new stores and expand one existing location. All of these stores are in Central New Jersey and will be "World Class" operations.

Technology
----------
Automation and computerization are important to our operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. The hardware for the point of sale ("POS") systems was replaced in our stores in fiscal 1999 and 2000. Software enhancements are made on an ongoing basis. These POS upgrades bring all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. During fiscal 2004 automated checkout systems were installed in four additional locations. These systems, which allow the customer to checkout without interaction with Company personnel, are now operating in ten stores. Automated checkout systems provide improved customer service, especially during peak volume periods, and labor scheduling benefits to the Company. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999 and subsequently enhanced as needed.

A frame relay communications network is being used for high speed transmission and collection of data. This system replaced slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. During fiscal 2002, the infrastructure for improved wireless communications was installed in all of our stores and ISDN circuits were installed which serve as a back up system for the frame relay. The use of these systems allows the Company to offer its customers debit and credit card payment options as well as participation in Price Plus(R), ShopRite's preferred customer program, and the ShopRite co-branded credit card. By presenting the scannable Price Plus(R) card or the ShopRite co-branded card, customers can be given electronic discounts, participate in customer loyalty programs, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card.

We are also using other in-store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood and delicatessen prices are maintained on department computers for automatic weighing and pricing. In fiscal 2005 a browser based system will be installed which will allow us to control all scales from a central location. This system will have one master pricing file for all scales which will improve control and accuracy, as well as the ability to monitor scale performance. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling, and most stores have computerized energy management systems. A browser based labor scheduling system was installed in all stores in fiscal 2004. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout and produce department personnel. Modules for training bakery and appetizing personnel are being tested in a pilot program and will be installed in all of our stores in fiscal 2005. Training modules for other departments are currently being developed.

In addition, all field merchandisers and operations supervisors are equipped with personal laptop computers. This provides field personnel with current labor and product information to facilitate making accurate and timely decisions. Lotus Notes (R) is used to enhance communication among the Company's stores, our executive offices and Wakefern.

Industry Segment and Principal Products
---------------------------------------

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                  Fiscal Year Ended
                                              -------------------------

Product Categories                      10/30/04      11/01/03      11/02/02
------------------                      --------      --------      --------

Groceries & Tobacco                       37.2%         37.6%         38.1%

Dairy & Frozen                            16.8          16.3          16.4

Meats, Seafood & Poultry                  10.5          10.3          10.1

Non-Foods                                  9.4          10.1          10.1

Produce                                    9.4           9.4           9.3

Appetizers & Prepared Foods                7.4           7.0           6.7

Pharmacy                                   5.3           5.4           5.4

Bakery                                     2.2           2.2           2.1

Liquor, Floral & Garden Centers            1.8           1.7           1.8
                                         ------        ------        ------
                                         100.0%        100.0%        100.0%
                                         ======        ======        ======

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation
-------------------------

The Company owns a 15.5% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker, Richard J. Saker, Joseph
J. Saker, Jr. and Thomas A. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its 39 shareholder members operate approximately 212 supermarkets of which Wakefern owns and operates 50 locations. Products bearing the ShopRite label accounted for approximately 15% of the Company's total sales for the fiscal year ended October 30, 2004. Wakefern maintains warehouses in Elizabeth, South Brunswick and Woodbridge, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery and perishable products warehouse in Wallkill, New York.

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

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. The Company's participation percentage was 13.5% for fiscal 2004. See Note 4 of Notes to Consolidated Financial Statements.

Although Wakefern has a significant in house professional staff, it operates as a member cooperative and senior executives of the Company spend a substantial amount of their time working on Wakefern committees overseeing and directing Wakefern purchasing, merchandising and various other programs.

Wakefern licenses the ShopRite name to its shareholder members and provides a substantial and extensive merchandising program for the ShopRite label. Except for the license to use the name "ShopRite", we do not believe that the ownership of, or rights in, patents, trademarks, licenses, franchises and concessions is material to our business. The locations at which we may open new supermarkets under the name ShopRite are subject to the approval of Wakefern's Site Development Committee. Under circumstances specified in its By-Laws, Wakefern may refuse to sell merchandise to, and may repurchase the Wakefern stock of, any shareholder member. Such circumstances include certain unapproved transfers by a shareholder member of its supermarket business or its capital stock in Wakefern, unapproved acquisition by a shareholder member of certain supermarket or grocery wholesale supply businesses, the conduct of a business in a manner contrary to the policies of Wakefern, the material breach of any provision of the Wakefern By-Laws or any agreement with Wakefern or a determination by Wakefern that the continued supplying of merchandise or services to such shareholder member would adversely affect Wakefern.

Wakefern requires each shareholder to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. The precise amount of the investment is computed according to a formula based on the volume of each store's purchases from Wakefern. On June 19, 2003 the amount of the per store investment was increased to its current level from the previous amount of $550,000.

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $16,444,000 as of October 30, 2004 and $15,093,000 as of November 1, 2003. We
also have an investment in another company affiliated with Wakefern which was $1,211,000 as of October 30, 2004 and $1,080,000 as of November 1, 2003. See
Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week periods ended October 30, 2004, November 1, 2003 and November 2, 2002. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores. In any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

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

Competition
-----------

The supermarket business is highly competitive. The Company competes directly with a number of national and regional chains, including A&P, Pathmark, Wegmans, Acme, Stop & Shop and Foodtown, as well as various local chains, other ShopRite members and numerous single-unit stores. We also compete with warehouse club stores which charge a membership fee, are non-unionized and operate larger units. Additional competition comes from drug stores, discount general merchandise stores, fast food chains and convenience stores. See Management's Discussion and Analysis - Overview.

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

Employees
---------

As of December 31, 2004, we employed approximately 7,400 persons, of whom approximately 6,800 are covered by collective bargaining agreements. 76% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. See Management's Discussion and Analysis - Overview. The Company is a party to seven collective bargaining agreements expiring on various dates from February 2005 to August 2007. The bargaining agreement with the United Food and Commercial Workers Local 56 expired in May 2004 and has been renegotiated. The new contract expires in October 2006.

By virtue of the nature of the Company's supermarket operations, information concerning backlog, seasonality, major customers, government contracts, research and development activities and foreign operations and export sales is not relevant.

Item 2.  Properties
-------------------
The Company's twenty-six supermarkets, all of which are leased, range in size from 31,000 to 101,000 square feet with sales area averaging 75 percent of the total area. All stores are air-conditioned, have modern fixtures and equipment, have their own ample parking facilities and are located in suburban areas.

Leases for 24 of the Company's 26 existing supermarkets expire on various dates from 2005 through 2029. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern and two leases expiring in 2005, all leases contain renewal options ranging from 5 to 25 years. With regard to the two leases expiring in 2005, the Company is evaluating its marketing plans for the trade areas involved. Eight leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in two of the eight locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. Two additional leases have been signed for new supermarket locations. Additionally, one new lease has been signed for an existing location which will be expanded and remodeled. The terms of these new supermarket leases are substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey.

Also, we are subject to leases covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey and a 37,500 square foot facility for our bakery commissary in Freehold, New Jersey. The Company also leases 57,000 square feet of space used for equipment repair facilities and storage in Howell, New Jersey. The Company owns a meat and prepared foods processing facility in Linden, New Jersey, which is the only real property owned by us. In addition, we are a party to an additional lease for a location where we no longer conduct supermarket operations, which has been sublet to a non-affiliated person at terms substantially equivalent to the Company's obligations under its prime lease. See Notes 10 and 14 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

Not applicable.

                                     Part II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
         -----------------------------------------

(a)   High and Low Common Stock Market Prices

      The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended November 1, 2003 and October 30, 2004.

    Fiscal Quarter Ended                    High               Low
    --------------------             -------------------- -----------------

    February 1, 2003                       $ 29.20            $ 26.00
    May 3, 2003                              28.55              23.98
    August 2, 2003                           27.50              24.33
    November 1, 2003                         28.70              22.50

    January 31, 2004                       $ 32.00            $ 24.05
    May 1, 2004                              37.23              29.25
    July 31, 2004                            48.25              36.75
    October 30, 2004                         48.00              36.00

(b)   Holders of Record

      The approximate number of record holders of the Company's Common Stock was 303 as of January 14, 2005. In addition, the Company believes that as of that date there were approximately 310 beneficial owners.

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

Item 6.  Selected Financial Data
-------  -----------------------

The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis-Financial Condition and Liquidity and Results of Operations.

                                              Year Ended
                                              ----------
                    October 30,  November 1, November 2, November 3, October 28,
                      2004(1)     2003 (2)    2002 (3)     2001 (4)    2000 (5)
                    ------------------------------------------------------------
                           (Dollars in thousands, except per share amounts)
Income statement data:

Sales             $ 1,175,199  $1,049,653    $963,611     $945,301    $866,363

Net income        $     1,800     $ 2,283    $  3,240    $   3,938    $  2,382

Net income per
common share:
     Basic        $      1.82     $  2.31    $   3.16    $    3.54    $   2.13
     Diluted      $      1.75     $  2.26    $   3.01    $    3.50    $   2.13

Cash dividends per          -           -           -            -           -
common share

Balance sheet data
 (at year end):
Working capital   $     4,294     $ 3,959    $   (590)   $  (6,907)   $ (1,215)
(deficit)

Total assets      $   348,636     $315,246   $219,389    $194,526     $191,185

Long-term debt
(excluding current
portion)          $   209,145     $180,549   $100,037    $ 75,553     $ 82,241

Common shareholders'
equity (6)        $    41,233     $ 39,022   $ 36,625    $ 38,493     $ 37,422

Book value per
common share      $     41.75      $ 39.54   $  37.13    $  35.37     $  33.49

Tangible book value
per common share  $     38.50      $ 36.69   $  34.09    $  32.29     $  30.18

(1) The Company opened one new location in April 2004 and a replacement location in May 2004. Additionally, the expansion of an existing store was completed in January 2004 and a store was purchased from Wakefern in June 2004. A new garden center was opened in May 2004 and the two existing garden centers were closed in May and August 2004. See Management's Discussion and Analysis - Results of Operations - Sales.

(2) The Company opened two replacement stores in December 2002 and May 2003 and two new locations in January and October 2003. See Management's Discussion and Analysis - Results of Operations - Sales.

(3) The Company opened one replacement location in November 2001. See Management's Discussion and Analysis - Results of Operations - Sales.

(4)   53 week period.

(5) The Company opened one new and one replacement location in February and April 2000, respectively.

(6) The Company repurchased shares of its Common Stock in fiscal 2001 and 2002. See Item 5. - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------


OVERVIEW

We operate a chain of 26 ShopRite supermarkets in Central New Jersey. We believe it is important to maintain a modern, one stop competitive shopping environment for our customers and therefore have invested heavily in new, expanded and remodeled facilities. We have incorporated upscale service departments in our World Class supermarket concept. We are the largest member of Wakefern, the largest retailer owned food cooperative warehouse in the United States. Since we purchase from Wakefern most of the product we sell, participate in advertising, supply, insurance and technology programs with Wakefern, and receive 13.5% of Wakefern's patronage dividend, our success is integrally tied to the success of Wakefern.

We operate in a highly competitive geographic area. Certain of our competitors are non-union and therefore may have lower labor and related fringe benefit costs. In the past five years a non-union competitor, Wegmans, has opened five stores in our trading area. We expect Wegmans to continue to open additional locations in our marketing area in the future. Additionally, another non-union operator, Wal-Mart, is expected to open Super Centers, which include extensive food operations, in our trading area.

Certain categories of selling, general and administrative expenses have increased disproportionately in comparison to our sales growth and to inflation in the last three years. We have experienced substantial increases in employee health and pension costs under union contracts and for non-union associates. Additionally, the cost of utilities to operate our stores has increased dramatically in fiscal 2004. We expect these trends to continue for fiscal 2005.

We look at a variety of indicators to evaluate our performance, such as same store sales; sales per store; sales per selling square foot; percentage of total sales by department; shrink by department and store; departmental gross profit margins; sales per man hour; hourly labor rates and percent of overtime.

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

Impairment of Goodwill

Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets." Goodwill and other intangibles that have indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit and as such, impairment is tested at the company level. During the first quarter of fiscal 2004, the Company completed the goodwill annual impairment test prescribed by SFAS 142. The Company engaged an independent third party appraiser with expertise in valuations of the type contemplated to undertake the first step of Foodarama's Goodwill Impairment Test. The carrying value of the Company's equity was compared to the fair value of the Company's equity as of November 2, 2003 (the "Valuation Date"), the first day of the Company's fiscal year ended October 30, 2004. The fair value was calculated using a weighted average from the results obtained from three widely-accepted valuation approaches:

1. discounted cash flow analysis;

2. comparable public company analysis; and

3. comparable public transaction analysis.

The appraiser excluded the market capitalization of Foodarama's publicly-traded stock as an approach to determine fair value of equity because Foodarama's stock is thinly traded. The Goodwill Impairment Test is comprised of several steps. Based on the results obtained from the first step of the Goodwill Impairment Test, which resulted in the fair value exceeding the carrying value of equity, further analysis was not required, and Foodarama's goodwill was determined not to be impaired. No events or circumstances occurring subsequent to the Valuation Date have affected the valuation as of that date.

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out ("LIFO") method for approximately 82% and 81% of inventories in fiscal years 2004 and 2003, respectively. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $3,740,000 and $2,735,000 at October 30, 2004 and November 1, 2003,
respectively. Costs for the balance of inventories are determined by the first-in, first-out ("FIFO") method.

Cost was determined using the retail method for approximately 76% and 77% of inventories in fiscal years 2004 and 2003, respectively. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 24% and 23% of inventories in fiscal years 2004 and 2003, respectively. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.


Patronage Dividends

As a stockholder of Wakefern, the Company earns a share of Wakefern's earnings, which is distributed as a "patronage dividend". This dividend is based on a distribution of Wakefern's operating profits for its fiscal year, which ends the Saturday closest to September 30, in proportion to the dollar volume of business transacted by each member of Wakefern during that fiscal year. Patronage dividends are recorded as a reduction of cost of goods sold. The Company accrues estimated patronage dividends due from Wakefern quarterly, based on an estimate of the annual Wakefern patronage dividend and an estimate of the Company's share of this annual dividend based on the Company's estimated proportional share of the dollar volume of business transacted with Wakefern that year. These estimates are based on both historical patronage dividend percentages and current volume merchandise purchased from Wakefern. A change in this estimate by ..01% would represent a change in annual gross profit dollars of approximately $120,000.

Pension Plans and Other Postretirement Benefits

We sponsor two defined benefit pension plans covering administrative personnel and members of a union. The plans' assets consist primarily of publicly traded stocks and fixed income securities. Additionally, the Company will provide certain current officers and provided former officers with supplemental income payments and limited medical benefits during retirement. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent, in part, on the Company's selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Notes 15 and 16 of Notes to Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. In accordance with generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect pension obligations and future expense.

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on these factors and the asset allocation discussed below, the Company elected to use an 8.0% expected return on plan assets in determining pension expense for fiscal 2004. This is the same expected return on plan assets used in determining pension expense for fiscal 2003. The assumptions were net of expected plan expenses payable from the plans' assets. A.50% reduction in our expected long-term rate of return on pension plan assets, holding all other factors constant, would have increased our pension expense during fiscal 2004 by approximately $29,000.

The Company's objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Based on the Company's review of market interest rates, the Company lowered the discount rate that it used for determining future pension obligations to a range from 5.75% to 6.25% for fiscal 2004 compared to a range of 6.25% to 7.00% for fiscal 2003.

Pension and postretirement benefit expense is sensitive to the discount rate and other assumptions used. A.50% decrease in the discount rate assumption used would increase pension and postretirement benefit expense during fiscal 2004 by $80,000 and $48,000 respectively.

As of October 30, 2004, the pension and postretirement benefit plans had cumulative net actuarial losses due to the difference between expected and actual plan experience, and to changes in actuarial assumptions including the discount rate, of approximately $5.2 million and $1.9 million, respectively. These unrecognized net actuarial losses, to the extent not offset by future actuarial gains, result in increases in our future pension and postretirement benefit expense depending on several factors, including whether such gains and losses, as recognized at each measurement date, exceed the corridor in which gains and losses are not amortized, in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

The value of our pension plan assets has increased from $5.8 million at November 1, 2003 to $6.4 million at October 30, 2004. The investment performance returns have slightly increased the funded status of our pension plans. We believe that, based on our actuarial assumptions and due to the funded status of our pension plans, we will be required to make cash contributions of $1.3 million to our pension plans for the fiscal year ending October 29, 2005.

Workers' Compensation Insurance

From June 1, 1991 to May 31, 1997 we maintained workers' compensation insurance with various carriers on a retrospective basis. We have established reserve amounts based upon our evaluation of the status of claims still open as of October 30, 2004 and loss development factors used by the insurance industry. As of October 30, 2004, the worker's compensation reserve totaled approximately $639,000. Such reserve amount is only an estimate and there can be no assurance that our eventual workers' compensation obligations will not exceed the amount of the reserve. However, we believe that any difference between the amount recorded for our estimated liability and the costs of settling the actual claims would not be material to the results of operations.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Credit Agreement expires December 31, 2007. As of October 30, 2004 the Company owed $15,000,000 on the Term Loan and $20,000,000 under the Capex Facility.

As of April 15, 2004 the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility, on any Tuesday or Wednesday, up to $5,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This amount was reduced to $4,000,000 on June 16, 2004 and $3,000,000 on July 16, 2004 with the provision expiring on August 16, 2004. Additionally, the amendment realigned the annual limits on Adjusted Indebtedness, Indebtedness attributable to Capitalized Lease Obligations, Adjusted Capex and Store Project Capex to more closely follow the timing of the Company's new store and store remodeling program. The lending group also consented to the purchase of a store location from Wakefern for $1,000,000.

As of August 24, 2004 the Credit Agreement was further amended to allow the Company to borrow under the revolving credit facility, on any Tuesday and on any Wednesday, up to $3,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. This provision expired on January 15, 2005. This amendment is superceded by the October 21, 2004 amendment discussed below.

As of October 21, 2004 the Credit Agreement was further amended to allow the Company to borrow under the revolving credit facility up to $6,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's banks. Additionally, the total revolving commitment was increased to $41,000,000. These provisions expired on January 15, 2005.

As of July 19, 2004 the Credit Agreement was amended to increase the limit on the amount of Adjusted Capex for fiscal 2004 to $5,100,000 and decrease the limit on the amount of Adjusted Capex for fiscal 2005 to $4,000,000. The amendment realigned the annual limits on Adjusted Capex to more closely follow the timing of the Company's store remodeling program.


For the year ended October 30, 2004, the value of the accrued benefits under the Company's pension plans exceeded the aggregate fair value of the assets of the plans by $3,117,000, $117,000 more than the amount permitted under the Credit Agreement. This event of default was waived by our lenders.

The Credit Agreement contains a number of covenants with which the Company must comply. Non-compliance with any of such covenants could affect the availability of funds under the Credit Agreement and have a material adverse effect on the Company's financial condition and liquidity. The Company is in compliance with the major financial covenants under the Credit Agreement as of October 30, 2004, as follows:

                                                                  Actual
                                                            (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
------------------          ----------------                ------------------

Adjusted EBITDA (1)         Greater than $26,000,000           $ 27,681,000
Leverage Ratio  (1)(2)      Less than 3.00 to 1.00             2.74 to 1.00
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          1.78 to 1.00
Adjusted Capex (4)          Less than $5,100,000  (5)          $  4,983,000 (6)
Store Project Capex         Less than $24,500,000  (5)         $ 23,249,000 (6)


(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases, non-cash write downs and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($1,604,000 in fiscal 2004) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5)   Represents limitations on capital expenditures for fiscal 2004.

(6)   Represents capital expenditures for fiscal 2004.

On January 29, 2004 we financed the purchase of $1,100,000 of equipment for the expanded store location in East Brunswick, New Jersey. The note bears interest at 6.20% and is payable in monthly installments over its five year term.

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

During the fifty two weeks ended October 30, 2004, the Company was required to make an additional investment in Wakefern for two new stores, which includes the location purchased from Wakefern, and an increased assessment for a replacement store. On June 19, 2003 Wakefern increased the amount that each shareholder is required to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. Previously, the maximum was $550,000 per store. The above changes in the amounts of required investment increased our investment in Wakefern by $3,288,000, which will be paid weekly, without interest, over a four year period starting September 16, 2003.

Over the next three years the Company plans to open two replacement and three new stores and expand one existing location. For fiscal years 2005, 2006 and 2007 we have budgeted $8,000,000, $32,600,000 and $25,700,000, respectively, for these projects, store remodelings and maintenance capital expenditures. Financing for these projects will be provided by cash flow from operations, the Revolving Note and additional financing outside of, and which is permitted under, the Credit Agreement. Any additional investment required by Wakefern for new locations will be financed by Wakefern.

No cash dividends have been paid on the Common Stock since 1979, and we have no present intentions or ability to pay any dividends in the near future on our Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Company's Common Stock.

Working Capital:

At October 30, 2004 the Company had working capital of $4,294,000 as compared to working capital of $3,959,000 on November 1, 2003 and a working capital deficiency of $590,000 on November 2, 2002. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents. Working capital improved in fiscal 2004 primarily as the result of the increase in receivables from Wakefern. This increase relates primarily to receivables for patronage dividends and other current amounts due us. When collected, the proceeds from these receivables will be used to reduce the Revolving Note which is classified as long-term borrowings. This will result in a corresponding decrease in working capital. The balance of accounts receivables consist primarily of returned checks due the Company, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted and a reserve for payments receivable under an agreement for a formerly occupied location. A legal action has commenced to recover the amounts due us under this agreement.

Working capital improved in fiscal 2003 primarily as the result of the increase in receivables from Wakefern. This increase related primarily to receivables for patronage dividends and other current amounts due us. When collected, the proceeds from these receivables were used to reduce the Revolving Note which is classified as long-term borrowings. This resulted in a corresponding decrease in working capital.

Working capital improved in fiscal 2002 primarily as the result of the increase in receivables due from landlords for construction allowances for the Woodbridge and Ewing, New Jersey locations. When these receivables were collected, the proceeds were used to reduce the Revolving Note which is classified as long-term borrowings. This resulted in a corresponding decrease in working capital.

Working capital ratios were as follows:

    October 30, 2004    1.05 to 1.00
    November 1, 2003    1.05 to 1.00
    November 2, 2002     .99 to 1.00
                                        18

Cash flows (in millions) were as follows:


                                              2004         2003         2002
                                              ----         ----         ----

From operations.........................     $19.6       $ 17.9       $ 15.5
Investing activities....................     (24.3)       (34.8)       (26.0)
Financing activities....................       5.4         17.9         10.6
                                             ------       ------       ------
Totals                                      $   .7       $  1.0       $   .1
                                             ======       ======       ======

Fiscal 2004 capital expenditures totaled $28,232,000 with depreciation of $20,634,000 compared to $34,432,000 and $17,096,000, respectively for fiscal 2003 and $21,019,000 and $14,175,000, respectively for fiscal 2002. The increase in depreciation in fiscal 2004 was the result of the purchase of equipment and leasehold improvements for the two new locations opened in Lawrenceville and Aberdeen, New Jersey in April and May 2004, respectively, the completion of the expansion and remodeling of the East Brunswick store in January 2004, the remodeling of the Neptune location completed in November 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store and a full year of depreciation for the four locations opened in fiscal 2003. Additionally, a non-cash impairment charge of $1,198,000 was recorded in fiscal 2004. This charge resulted from operating losses incurred at a location having a lease which is expiring in fiscal 2005. There were no impairment charges recorded in fiscal 2003 or fiscal 2002. The increase in depreciation in fiscal 2003 was the result of the purchase of equipment and leasehold improvements for the four new locations opened in Woodbridge, Ewing, North Brunswick and Hamilton, New Jersey in December 2002, January 2003, May 2003 and October 2003, respectively, and the new bakery facility, as well as six additional capitalized real estate leases. The increase in depreciation in fiscal 2002 was the result of the purchase of equipment and leasehold improvements, as well as the capitalized real estate lease for the Middletown store opened in November 2001 and a full year of depreciation for the three locations remodeled in fiscal 2001.

The number of capital projects undertaken in fiscal 2004 decreased and therefore capital expenditures declined in fiscal 2004. Capital expenditures increased in fiscal 2003 and fiscal 2002 as the result of the purchase of equipment and leasehold improvements for the four new locations opened in fiscal 2003, the construction of and equipment for our new bakery commissary, projects in process in fiscal 2003 for two new stores which were completed in fiscal 2004 and the expansion and remodeling of an existing location.

In fiscal 2004 long-term debt increased $29,147,000 due to the capitalization of one new real estate lease, the increase in obligations under a capitalized real estate lease for a replacement store, an increase in borrowings under the Credit Agreement, financing outside of the Credit Agreement for the purchase of equipment for one location and the issuance of notes for the additional investments required by Wakefern for three of the new locations. Cash generated by operations was used to pay down a portion of existing debt.

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

No shares of Common Stock were purchased in fiscal 2004 or in fiscal 2003.

For the year ended November 2, 2002, the Company repurchased a total of 102,853 shares of Common Stock. 101,553 of these shares were purchased in privately negotiated transactions and the remaining 1,300 shares were acquired in open market transactions. 6,377 of these shares were owned by a member of the family of Joseph J. Saker, the Company's Chairman, and were purchased for an average of $39.52 per share. $4,523,670, or an average of $43.98 per share, was expended for the purchase of the 102,853 shares. While it engaged in repurchasing its stock under an announced stock repurchase program from June 2001 to April 2002, the Company repurchased 131,923 shares for $5,591,597 or an average of $42.39 per share.

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

At October 30, 2004, the Company had $1,971,000 of available credit, under its revolving credit facility. The availability does not include the additional $6,000,000 provided by the October 21, 2004 amendment to the Credit Agreement which expired on January 15, 2005. Since no capital projects were in process, the Company has no capital commitments for equipment and leasehold improvements as of October 30, 2004. The Credit Agreement and permitted borrowings outside of the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2005.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an "Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our State current tax liability, net of Federal tax benefit, by $1,519,000 for fiscal 2004. Additionally, in March 2002 and May 2003 The Job Creation and Worker Assistance Act of 2002 and The Jobs and Growth Tax Relief Reconciliation Act of 2003 ("Tax Acts") were passed by the United States Congress. The current Federal tax benefit for accelerated depreciation resulting from the Tax Acts is approximately $1,073,000 for fiscal 2004 and is reflected in deferred income taxes.

The table below summarizes our contractual obligations at October 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                              Payments Due By Period
                                  ----------------------------------------------
                                             Less       2-3      4-5     After 5
                                             Than
Contractual Obligations           Total      1 Year     Years     Years    Years
-----------------------           -----      ------     -----     -----    -----
                                              (Dollars In Thousands)

Long-term debt                 $  71,466    $  8,415  $ 18,093 $ 44,782 $    176
Interest on Long Term Debt(1)     14,960       4,471     7,313    3,176        -
Related party debt,
  non interest bearing             4,457         867     1,950      952      688
Capital lease obligations(2)     354,281      15,943    31,566   31,609  275,163
Operating leases(2)               64,307      10,160    15,910   12,381   25,856
Other Liabilities (3)              4,925       1,289       662      809    2,165
Purchase obligations -
  leaseholds and equipment             -           -         -        -        -
Lease commitments - stores
  under construction                   -           -         -        -        -
                                ---------    -------   -------   ------ --------
Total                          $ 514,396     $41,145   $75,494 $ 93,709 $304,048
                                =========    =======   =======   ====== ========

(1) Includes interest expense at estimated interest rates of 6.00% to 7.50% on variable rate debt of $65,594 and interest expense at interest rates of 6.44% to 8.74% on fixed rate debt of $5,874.
(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.
(3) Other liabilities include estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations based on available actuarial data.

RESULTS OF OPERATIONS
---------------------

Sales:

The Company's sales were $1,175.2 million, $1,049.7 million and $963.6 million, respectively in fiscal 2004, 2003 and 2002. This represents an increase of 12.0% in 2004 and an increase of 8.9% in 2003. These changes in sales levels were the result of the opening of one new and one replacement store, the purchase of a supermarket and the expansion of an existing supermarket in fiscal 2004 and the opening of two new and two replacement stores in fiscal 2003. The locations opened in May 2004, May 2003 and December 2002 replaced smaller, older stores.

Comparable store sales increased 2.0% in fiscal 2004 and 1.5% in fiscal
2003. Sales from relocated and closed stores, as well as new stores opened, in the respective periods are not included in this calculation while sales from remodeled and expanded stores are included in this calculation. Comparable store sales increases in fiscal 2004 and fiscal 2003 were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact of several of our new and replacement locations. Additionally, the increases in comparable store sales for 2003 were partially offset by a softening in the economy and the impact of deflation in certain product categories.

Gross Profit:

Gross profit totaled $309.9 million in fiscal 2004 compared to $273.0 million in fiscal 2003 and $245.1 million in fiscal 2002. Gross profit as a percent of sales was 26.4% in fiscal 2004, 26.0% in fiscal 2003 and 25.4% in fiscal 2002. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Gross profit as a percentage of sales increased in fiscal 2004 primarily as a result of improved product mix (.13%), the contribution of the one new and one replacement store opened in fiscal 2004, including Wakefern incentive programs for new locations (.25%), reduced Wakefern assessment as a percentage of sales (.20%) and a reduction in product loss through improved shrink control (.03%). These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings (.22%) and a decrease in the Wakefern patronage dividend (.03%).

Gross profit as a percentage of sales increased in fiscal 2003 primarily as a result of improved product mix (.53%), the contribution of the two new and two replacement stores opened in fiscal 2003, including Wakefern incentive programs for new locations (.32%), reduced Wakefern assessment as a percentage of sales (.05%), an increase in the Wakefern patronage dividend (.13%) and a reduction in product loss through improved shrink control (.03%). These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings and by promotional programs for the new locations opened in the current year period (.49%).

The increase in fiscal 2002 of gross profit as a percentage of sales was primarily due to improved product mix (.48%), the contribution of the new location in Middletown, New Jersey (.16%), more efficient commissary operations (.05%), an increase in patronage dividends from Wakefern (.05%) and a reduction in product loss through improved shrink control (.11%). These increases were offset in part by programs implemented in certain of the Company's stores to address competitive store openings (.19%).

Patronage dividends applied as a reduction of the cost of merchandise sold were $9,848,000, $9,119,000 and $7,124,000 for the last three fiscal years. This translates to .84%, .87% and .74% of sales for the respective periods.

                                               Fiscal Years Ended
                                       ----------------------------------------
                                       10/30/04      11/01/03     11/02/02
                                       --------      --------     --------
                                                  (in millions)

Sales.............................     $ 1,175.2     $1,049.7      $ 963.6
Gross profit......................         309.9        273.0        245.1
Gross profit percentage...........          26.4%        26.0%        25.4%

Selling, General and Administrative Expenses:

Fiscal 2004 selling, general and administrative expenses totaled $290.8 million compared to $256.9 million in fiscal 2003 and $231.7 million in fiscal 2002.





                                                 Fiscal Years Ended
                                       -----------------------------------------
                                       10/30/04       11/01/03       11/02/02
                                       --------       --------       --------
                                                    (in millions)

Sales.............................     $ 1,175.2      $1,049.7       $ 963.6
Selling, General and
 Administrative Expenses..........         290.8         256.9         231.7
Percent of Sales..................          24.7%         24.5%         24.0%

Selling, general and administrative expenses increased as a percent of sales when comparing fiscal 2004 to fiscal 2003. Increases in labor and related fringe benefits, depreciation, impairment charges and occupancy costs were partially offset by decreases in pre-opening costs and administration. The increase in labor and related fringe benefits was the result of contractual increases in fringe benefits. Labor and related fringe benefits increased from $146,006,000 to $164,280,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened in Lawrenceville and Aberdeen, New Jersey, the completion of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location and the purchase of the Bordentown, New Jersey location, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store and a full year of depreciation for the four locations opened in fiscal 2003. Depreciation increased from $17,096,000 to $20,634,000. The impairment charge relates to the recording of a non-cash write down of the leasehold improvements resulting from operating losses incurred at a location having a lease which is expiring in fiscal 2005. The impairment charge was $1,198,000 as compared to no impairment charge in fiscal 2003. The increase in occupancy was primarily the result of increases in electric and gas rates from utility companies. Utility costs increased from $10,024,000 to $12,929,000. Administration decreased as several components increased at a slower rate than the increase in sales and idle facility costs decreased as leases for several previously occupied locations were terminated. Administration costs declined from $19,750,000 to $19,479,000. Pre-opening costs decreased since only two new locations were opened in fiscal 2004 compared to four new stores in fiscal 2003. Pre-opening costs were $1,154,000 in fiscal 2004 compared to $1,796,000 in fiscal 2003. As a percentage of sales, labor and related fringe benefits increased .06%, depreciation increased .12%, impairment charges increased .10% and occupancy increased .19%. These increases were partially offset by decreases in pre-opening costs of .07% and administrative expense of .22%.

Selling, general and administrative expenses increased as a percent of sales when comparing fiscal 2003 to fiscal 2002. Increases in labor and related fringe benefits, depreciation and pre-opening costs were partially offset by decreases in occupancy and administration. The increase in labor and related fringe benefits was the result of additional personnel for the new Woodbridge, Ewing, North Brunswick and Hamilton stores, increased sales in service intensive departments and contractual increases in fringe benefits. Labor and related fringe benefits increased from $130,912,000 to $146,006,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for the four new locations and the new bakery facility, as well as six additional capitalized real estate leases. Depreciation increased from $14,175,000 to $17,096,000. Pre-opening costs were for the new Woodbridge, Ewing, North Brunswick and Hamilton stores opened in December 2002, January 2003, May 2003 and October 2003, respectively. Pre-opening costs increased from $246,000 to $1,796,000. The decrease in occupancy was primarily the result of several leases which were accounted for as operating leases being replaced by capitalized leases and the decrease in certain fixed costs as a percentage of sales. Although occupancy costs decreased as a percentage of sales, the actual cost increased from $40,251,000 to $42,361,000 due to the addition of two new and two replacement locations. Administration, as a percentage of sales, decreased as several components increased at a slower rate than the increase in sales. Accordingly, administrative expense increased from $18,950,000 to $19,750,000. As a percentage of sales, labor and related fringe benefits increased .32%, depreciation increased .16% and pre-opening costs increased ..14%. These increases were partially offset by decreases in occupancy of .13% and administrative expense of .09%.

Amortization expense increased in fiscal 2004 to $548,000 compared to $475,000 in fiscal 2003 and $463,000 in fiscal 2002. The increase in fiscal 2004, as compared to fiscal 2003 and fiscal 2002, was the result of increased amortization of deferred financing costs partially offset by decreased amortization of deferred escalation rents and the discontinuance of the amortization of goodwill as required by SFAS No. 142. See Note 1 of Notes to Consolidated Financial Statements.

Interest Expense:

Interest expense totaled $16.4 million in fiscal 2004 compared to $12.4 million in fiscal 2003 and $8.2 million in fiscal 2002. The increase in interest expense for fiscal 2004 and fiscal 2003 was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

The Company recorded a tax provision of $1.1 million in fiscal 2004, $1.5 million in fiscal 2003 and $2.2 million in fiscal 2002. See Note 13 of Notes to Consolidated Financial Statements.

Net Income:

The Company had net income of $1,800,000 or $1.75 per diluted share in fiscal 2004 compared to net income of $2,283,000 or $2.26 per diluted share in fiscal 2003. EBITDA for fiscal 2004 were $41,534,000 as compared to $33,636,000 in fiscal 2003. Fiscal 2002 resulted in net income of $3,240,000 or $3.01 per diluted share. EBITDA for fiscal 2002 were $28,076,000.

Weighted average diluted shares outstanding were 1,030,167 for fiscal 2004, 1,011,350 for fiscal 2003 and 1,076,030 for fiscal 2002.

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


                                            Fiscal Years Ended
                              --------------------------------------------------
                              10/30/04           11/01/03          11/02/02
                              --------           --------          --------

Net income                   $1,800,000        $ 2,283,000       $ 3,240,000
Add:
   Interest expense, net     16,251,000         12,260,000         8,036,000
   Income tax provision       1,103,000          1,522,000         2,162,000
   Depreciation              20,634,000         17,096,000        14,175,000
   Impairment loss            1,198,000                  -                 -
   Amortization                 548,000            475,000           463,000
                              ----------        -----------       -----------

EBITDA                      $41,534,000        $33,636,000       $28,076,000
                             ===========       ===========       ===========

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." This issue addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The adoption of EITF No. 03-10 did not have any effect on our financial position or results of operations.

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 before the amendment but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements are effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, did not have a material impact on the Company's consolidated financial statements. See Note 15 of Notes to Consolidated Financial Statements.

In December 2003, FASB issued a revised interpretation of FIN 46 (FIN -R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company's financial reporting and disclosure.

In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or SFAS 115, and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'", which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

In May 2004, the staff of the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "Subsidy"). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. The adoption of FSP FAS 106-2 did not have a material effect on the Company's consolidated financial statements. See Note 16 of Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

   In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005, which is the fourth quarter of fiscal 2005. The Company has not yet assessed the impact of adopting this new standard.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

See Consolidated Financial Statements and Schedules included in Part IV, Item
15.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A. Controls and Procedures
-------- -----------------------

As required by Rule 13a-15 under the Exchange Act within ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Director of Internal Audit and Principal Accounting Officer also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item  9B.  Other Information
---------  -----------------

None.

                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Nominees as a Director of the Company" and "Executive Officers of the Company" and such information is incorporated herein by reference.

Item 11. Executive Compensation
-------- ----------------------

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the caption "Executive Compensation" and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under introductory paragraphs and under the captions "Principal Shareholders" and "Securities Owned by Management" and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Executive Compensation" and "Certain Transactions" and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

The information required in response to this item is contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the captions "Audit Fees," "Audit Related Fees," "Tax Fees" and "All Other Fees."

                                    Part IV
                                    -------

Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

a.1.     Audited financial statements and
         supplementary data                                        Page No.

          Report of Independent Registered Public Accounting
          Firm                                                     F-1

          Foodarama Supermarkets, Inc. and
              Subsidiaries Consolidated Financial
              Statements:

          Balance Sheets as of October 30, 2004
              and November 1, 2003                                 F-2 to F-3

          Statements of Operations for each of the
              fiscal years ended, October 30, 2004,
              November 1, 2003 and November 2, 2002.               F-4

          Statements of Shareholders' Equity
              for each of the fiscal years ended
              October 30, 2004, November 1, 2003
              and November 2, 2002.                                F-5

          Statements of Cash Flows for each of the
              fiscal years ended October 30,
              2004, November 1, 2003 and November 2, 2002.         F-6

          Notes to Consolidated Financial Statements               F-7 to F-40

a.2.      Financial Statement Schedules

          Schedule II                                              S-1
              Schedules other than Schedule II have been omitted because they are not applicable.

a.3.      Management Contracts and/or Compensatory Plans

              Management contracts and/or compensatory plans or arrangements have been identified in the Index to Exhibits beginning on page E-1 herein.

 b. Exhibits E-1 to E-16

              Reference is made to the Index of Exhibits beginning on page E-1 herein.

                                   SIGNATURES
                                   ----------

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

                                    FOODARAMA SUPERMARKETS, INC.
                                    (Registrant)



                                    /s/ Michael Shapiro
                                    -------------------
                                    Michael Shapiro
                                    Senior Vice President,
                                    Chief Financial Officer



                                    /s/ Thomas H. Flynn
                                    -------------------
                                    Thomas H. Flynn
                                    Vice President
                                    Principal Accounting Officer

Date: January 27, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                         Title                     Date
            ----                         -----                     ----

/s/  Joseph J. Saker
--------------------
Joseph J. Saker               Chairman of the Board of          January 27, 2005
                              Directors

/s/  Richard J. Saker
---------------------
Richard J. Saker              Chief Executive Officer,          January 27, 2005
                              President and Director

/s/  Charles T. Parton
----------------------
Charles T. Parton             Director                          January 27, 2005

/s/  Albert A. Zager
--------------------
Albert A. Zager               Director                          January 27, 2005

/s/  Robert H. Hutchins
-----------------------
Robert H. Hutchins            Director                          January 27, 2005

                       Report of Independent Registered Public Accounting Firm
                       -------------------------------------------------------

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 30, 2004 and November 1, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 30, 2004 and November 1, 2003, and the results of their operations and their cash flows for the fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002, in conformity with U.S. generally accepted accounting principles.

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

                          /S/ AMPER, POLITZINER & MATTIA, P.C.
                          ------------------------------------

January 27, 2005
Edison, New Jersey

                   FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      October 30, 2004 and November 1, 2003
                                 (In thousands)


                                                          2004           2003
                                                          ----           ----
Assets
Current assets
   Cash and cash equivalents                         $      6,001  $      5,252
   Merchandise inventories                                 57,123        49,224
   Receivables and other current assets                     8,456        12,043
   Prepaid and refundable income taxes                        170         3,404
   Related party receivables - Wakefern                    14,799        13,684
                                                     ------------  ------------
                                                           86,549        83,607
                                                     ------------  ------------

Property and equipment
   Land                                                       308           308
   Buildings and improvements                               1,220         1,220
   Leasehold improvements                                  60,488        49,039
   Equipment                                              161,554       142,021
   Property under capital leases                          152,354       130,420
   Construction in progress                                    60         6,846
                                                     ------------- ------------
                                                          375,984       329,854
   Less accumulated depreciation and amortization         140,138       122,339
                                                     ------------- ------------
                                                          235,846       207,515
                                                     ------------- ------------

Other assets
   Investments in related parties                          17,655        16,173
   Goodwill                                                 1,715         1,715
   Intangible assets, net                                   1,493         1,098
   Other                                                    3,339         3,264
   Related party receivables - Wakefern                     2,039         1,874
                                                     ------------- ------------
                                                           26,241        24,124
                                                     ------------- ------------
                                                     $    348,636  $    315,246
                                                     ============= ============

                 See notes to consolidated financial statements.

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (continued)
                      October 30, 2004 and November 1, 2003
                                 (In thousands)


                                                        2004          2003
                                                    -----------     --------
Liabilities and Shareholders' Equity
Current liabilities
   Current portion of long-term debt                $     8,415   $    7,916
   Current portion of long-term debt, related party         867          920
   Current portion of obligations under capital leases    1,727        1,622
   Current income taxes payable                             408        1,415
   Deferred income taxes                                  1,579        2,162
   Accounts payable
   Related party - Wakefern                              39,639       37,506
   Others                                                14,384       14,622
   Accrued expenses                                      15,236       13,485
                                                    ------------  ----------
                                                         82,255       79,648
                                                    ------------  ----------

Long-term debt                                           63,051       55,335
Long-term debt, related party                             3,590        3,055
Obligations under capital leases                        142,504      122,159
Deferred income taxes                                     2,292        2,749
Other long-term liabilities                              13,711       13,278
                                                    ------------  ----------
                                                        225,148      196,576
                                                    ------------  ----------
Commitments and Contingencies (Note 14)
---------------------------------------

Shareholders' equity
  Common stock, $1.00 par; authorized 2,500,000
  shares; issued 1,621,767 shares; outstanding
  987,617 shares October 30, 2004; 986,867 shares
  November 1, 2003                                      1,622        1,622
  Capital in excess of par                              4,168        4,168
  Deferred compensation                                  (580)        (952)
  Retained earnings                                    51,339       49,539
  Accumulated other comprehensive income
   Minimum pension liability
                                                       (3,140)      (3,164)
                                                  -------------  -----------
                                                       53,409       51,213
Less 634,150 shares October 30, 2004;
634,900 shares November 1, 2003, held in
treasury, at cost                                      12,176       12,191
                                                  ------------   ----------
                                                       41,233       39,022
                                                  ------------   ----------

                                                  $   348,636    $ 315,246
                                                  ============   ==========

                See notes to consolidated financial statements.
                                        F-3

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
      Fiscal Years Ended October 30, 2004, November 1, 2003 and November 2, 2002
                        (In thousands, except per share data)

                                           2004         2003         2002
                                           ----         ----         ----
Sales                                   $1,175,199   $ 1,049,653  $  963,611

Cost of goods sold                         865,280       776,656     718,520
                                        -----------  ------------ ----------

Gross profit                               309,919       272,997     245,091

Selling, general and administrative        290,765       256,932     231,653
expenses                                -----------  ------------ ----------

Earnings from operations                    19,154        16,065      13,438
                                        -----------  ------------ ----------

Other income (expense)
  Interest expense                        (16,392)       (12,399)     (8,184)
  Interest income                              141           139         148
                                        -----------  ------------ ----------

                                           (16,251)      (12,260)     (8,036)
                                        -----------  ------------ ----------
Earnings before income tax provision         2,903         3,805       5,402

Income tax provision                       (1,103)        (1,522)     (2,162)
                                        -----------  ------------ ----------
Net income                              $   1,800    $     2,283  $    3,240
                                        ===========  ============ ==========

Per share information
Net income per common share
  Basic                                 $     1.82   $     2.31   $     3.16
                                        ===========  ============ ==========
  Diluted                               $     1.75   $     2.26   $     3.01
                                        ===========  ============ ==========
Weighted average shares outstanding
  Basic                                    987,132       986,789   1,024,235
                                        ===========  ============ ==========
  Diluted                                1,030,167     1,011,350   1,076,030
                                        ===========  ============ ==========

                See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Fiscal Years Ended October 30, 2004, November
                        1, 2003 and November 2, 2002
                      (In thousands, except per share data)

                                                                         Accumulated
                                  Common Stock                               Other
                           ----------------------  Capital                 Compre-  Compre-              Treasury  Stock
                               Shares             in Excess    Deferred    hensive  hensive    Retained  ---------------       Total
                               Issued      Amount  of Par     Compensation  Income   Income    Earnings  Shares      Amount   Equity
                               ------      ------  ------     ------------  ------   ------    --------  ------      ------   ------
Balance - November 3, 2001     1,621,767  $  1,622  $4,168     $(1,696)  $  (1,920)            $ 44,016  (533,547) $ (7,697) $38,493
Amortization of deferred
 compensation                          -         -       -         372           -                    -         -         -      372
Issuance of common stock               -         -       -           -           -                    -     1,000        20       20
Repurchase of common stock             -         -       -           -           -                    -  (102,853)   (4,524) (4,524)
Comprehensive income
  Net income 2002                      -         -       -           -           -    3,240       3,240         -         -    3,240
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax                   -         -       -           -        (976)    (976)          -         -         -    (976)
                                 -------  --------  ------    --------   ----------  --------  --------- ---------  -------   ------
Comprehensive income                                                                $ 2,264
                                                                                    ========
Balance - November 2, 2002     1,621,767     1,622   4,168      (1,324)     (2,896)              47,256  (635,400)  (12,201)  36,625
Amortization of deferred
 compensation                          -         -       -         372           -                    -         -         -      372
Issuance of common stock               -         -       -           -           -                    -       500        10       10
Comprehensive income
  Net income 2003                      -         -       -           -           -    2,283       2,283         -         -    2,283
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax                   -         -       -           -        (268)    (268)          -         -         -    (268)
                                 -------  --------   -----     -------     --------  --------   --------  -------   -------   ------
Comprehensive income                                                                $ 2,015
                                                                                    ========
Balance - November 1, 2003     1,621,767     1,622   4,168        (952)     (3,164)             49,539   (634,900)  (12,191)  39,022
Amortization of deferred
 compensation                          -         -       -         372           -                   -          -         -      372
Issuance of common stock               -         -       -           -           -                   -        750        15       15
Comprehensive income
  Net income 2004                      -         -       -           -           -    1,800      1,800          -         -    1,800
  Other comprehensive income
   Minimum pension liability, net
     of deferred tax                   -         -       -           -          24       24          -          -         -       24
                               ----------  -------- --------   --------    --------  --------   --------  --------   -------  ------
Comprehensive income                                                                $ 1,824
                                                                                   ========
Balance - October 30, 2004     1,621,767  $  1,622  $4,168      $ (580)    $(3,140)           $ 51,339   (634,150) $(12,176)$41,233
                               =========  ========  ======      =======    ========           ========   ========= ========= ======

                See notes to consolidated financial statements.

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
      Fiscal Years Ended October 30, 2004, November 1, 2003 and November 2, 2002
                                 (In thousands)




                                                2004          2003        2002
                                                ----          ----        ----
Cash flows from operating activities
 Net income                                  $  1,800   $    2,283  $    3,240
 Adjustments to reconcile net income to net
   cash from operating activities
Depreciation                                   20,634       17,096      14,175
Non cash impairment charge                      1,198            -           -
Amortization, goodwill                              -            -         140
Amortization, intangibles                         141          192         211
Amortization, deferred financing costs            695          577         342
Amortization, deferred rent escalation          (288)         (294)       (230)
Provision to value inventory at LIFO            1,005          715         397
Deferred income taxes                         (1,057)        2,515         946
Amortization of deferred compensation             358          357         270
(Increase) decrease in
  Merchandise inventories                     (8,904)       (6,232)     (1,277)
  Receivables and other current assets          (907)         (505)       (781)
  Prepaid and refundable income taxes           3,234       (3,147)       (257)
  Other assets                                  (457)          227        (453)
  Related party receivables - Wakefern        (1,280)       (4,920)        (75)
Increase (decrease) in
  Accounts payable                              1,895        6,115       1,245
  Income taxes payable                        (1,007)        1,415        (704)
  Other liabilities                             2,560        1,463      (1,713)
                                            ----------  ----------- ----------
                                               19,620       17,857      15,476
                                            ----------  ----------- ----------


Cash flows from investing activities
  Cash paid for the purchase of property
  and equipment                               (27,744)     (29,267)     (7,858)
  Cash paid for construction in progress          (24)      (4,336)    (13,161)
  Decrease in construction advance due from
  landlords                                    17,127        4,975       1,932
  Increase in construction advance due from
  landlords                                   (12,633)      (6,128)     (6,070)
  Payment for purchase of acquired store
  assets                                       (1,000)           -           -
  Deposits on equipment                             -            -        (829)
  Decrease in related party receivables - other     -            -          18
                                               -------   ----------   ----------
                                              (24,274)     (34,756)    (25,968)
                                              ---------  ----------   ----------

Cash flows from financing activities
  Proceeds from issuance of debt               16,359       27,853      22,961
  Principal payments under long-term debt      (8,144)      (7,505)     (4,742)
  Principal payments under capital lease       (1,484)      (1,518)     (1,060)
  obligations
  Principal  payments under long-term debt,    (1,000)        (755)       (897)
  related party
  Deferred financing and other costs             (343)        (214)     (1,205)
  Proceeds from exercise of stock options          15           10          20
  Repurchase of common stock                        -            -      (4,524)
                                              ---------   ----------  ----------
                                                5,403       17,871      10,553
                                              ---------   ----------  ----------

Net change in cash and cash equivalents           749          972          61

Cash and cash equivalents, beginning of year    5,252        4,280       4,219
                                              ---------   ----------  ----------

Cash and cash equivalents, end of year        $ 6,001     $  5,252    $  4,280
                                              =========   ==========  ==========

Supplemental disclosures of cash paid
  Interest                                    $16,286     $ 12,374    $  8,125
  Income taxes, net of refunds                $   (61)    $    751    $  2,188
                See notes to consolidated financial statements.

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 1   Summary of Significant Accounting Policies
         ------------------------------------------
         Nature of Operations
         --------------------
         Foodarama Supermarkets, Inc. and Subsidiaries (the "Company"), operate 26 ShopRite supermarkets, primarily in Central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

         Fiscal Year
         -----------
         The Company's fiscal year ends on the Saturday closest to October 31. Fiscal 2004 consists of the 52 weeks ended October 30, 2004, fiscal 2003 consists of the 52 weeks ended November 1, 2003 and fiscal 2002 consists of the 52 weeks ended November 2, 2002.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Revenue Recognition
         -------------------
         Revenue from the sale of products are recognized at the point of sale to the customer. Discounts provided to customers through ShopRite coupons at the point of sale are recognized as a reduction of sales as the products are sold.

         From time to time the Company initiates customer loyalty programs which allow customers to earn points for each purchase completed during a specified time period. Points earned enable customers to receive a certificate that may be redeemed on future purchases. The Company accounts for its customer loyalty programs in accordance with Emerging Issues Task Force (EITF) Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". The value of points earned by our loyalty program customers is included as a liability and a reduction of revenue at the time the points are earned based on the percentage of points that are projected to be redeemed.

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

         Fair Value of Financial Instruments
         -----------------------------------
         Cash and cash equivalents, receivables and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Fair Value of Financial Instruments (continued)
         -----------------------------------
         rates currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock. Determination of the fair value of related party receivables and long-term debt - related party is not practicable due to their related party nature.

         Cash Equivalents
         ----------------
         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Merchandise Inventories
         -----------------------
         Merchandise inventories are stated at the lower of cost or market. At October 30, 2004 and November 1, 2003 approximately 82% and 81%, respectively, of merchandise inventories, consisting primarily of grocery and nonfood items, are valued by the LIFO (last-in, first-out) method of inventory valuation while the remaining inventory items are valued by the FIFO (first-in, first-out) method with cost being determined under the retail method.

         If the FIFO method had been used for the entire inventory, inventory at October 30, 2004 and November 1, 2003 would have been $3,740,000 and $2,735,000 higher, respectively.

         Vendor Allowances and Rebates and Cost of Goods Sold
         ----------------------------------------------------
         The Company receives vendor allowances and rebates, including amounts received as a pass through from Wakefern, related to the Company's buying and merchandising activities. Vendor allowances and rebates are recognized as a reduction in cost of goods sold when the related merchandise is sold or when the contractual requirements have been satisfied.

         Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs. Cost of goods sold excludes depreciation and amortization which is included in selling general and administrative expenses in the consolidated statements of operations.

         Selling, General and Administrative Expense
         -------------------------------------------
         Selling, general and administrative expense consists primarily of depreciation, amortization, advertising expense, payroll including related fringe and employee benefit expenses, utilities expense, rent, common area maintenance and other occupancy charges and other expenses.

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

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

 Note 1  Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Property and Equipment (continued)
         ----------------------
         Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or its useful life.

         Investments
         -----------
         The Company's investments in its principal supplier, Wakefern, and in Insure-Rite Ltd., are stated at cost (see Note 4).

         Goodwill
         --------
         Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets." Under SFAS 142, the Company ceased amortization of goodwill and tests at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit, and as such, impairment is tested at the company level. During fiscal 2004 and 2003, the Company completed goodwill impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

         Prior to the adoption of SFAS 142, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.

         Intangible Assets
         -----------------
         Other intangible assets consist of favorable operating lease costs and liquor licenses. The favorable operating lease costs are being amortized on a straight-line basis over the terms of the related leases, which range from 6 to 24 years. The liquor licenses are not amortized since they have been determined to have an indefinite useful life. The Company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

         Long-Lived Assets
         -----------------
         The Company reviews long-lived assets, on an individual store basis for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset to its carrying value. In fiscal 2004, the Company recorded a non-cash impairment charge of $1,198,000 to reduce the carrying value of leasehold improvements relating to one store. This charge is included in Selling, General and Administrative Expense in the accompanying consolidated statements of operations. Factors leading to impairment were a combination of historical losses, anticipated future losses and projected future negative cash flows for

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 1   Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Long-Lived Assets (continued)
         -----------------
         the remaining term of the related stores' lease. The non-cash impairment charge represents the amount necessary to write down the carrying value of the leasehold improvements for the store to its' estimated fair value based on the Company's best estimate of the stores' future discounted operating cash flows. The Company did not record any impairment charges in fiscal 2003 or fiscal 2002.

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

         Advertising
         -----------
         Advertising costs are expensed as incurred. Advertising expense was $10.3, $ 9.0 and $8.6 million for the fiscal years 2004, 2003 and 2002, respectively.

         Store Opening and Closing Costs
         -------------------------------
         The costs of opening new stores are expensed as incurred. Costs related to closing stores are also charged to earnings as incurred. The Company estimates closed store liabilities, which are accrued and expensed upon the closing of a store, which include lease payments, real estate taxes, common area maintenance, and utility costs to be incurred over the remaining lease term, net of estimated sublease income, at the present value using a discount rate based on a credit adjusted risk-free rate. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates and are expensed in the period in which the change becomes known.

         Minimum Pension Liability
         -------------------------
         The Company maintains two underfunded defined benefit pension plans covering administrative personnel and members of a union. The minimum pension liability for these plans is recorded in "Other long-term liabilities" and the related unrealized loss, net of income tax benefit, is included in accumulated other comprehensive income.

         Comprehensive Income
         --------------------
         FASB Statement 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. For fiscal 2004, 2003 and 2002, comprehensive income

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1   Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Comprehensive Income (continued)
         --------------------
         consists of net income and the additional minimum pension liability adjustment, net of income tax benefit.

         Stock Option Plan
         -----------------
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. Deferred compensation expense recorded at the date of grant is amortized over the vesting period of the related grant which approximates five years. Compensation expense related to stock performance units(as described in Note 11 as "Units") is measured based on the change in market price of the Company's common stock, the number of Units outstanding and the number of Units vested from one period to the next.

         In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                                     Fiscal Year Ending
                                                    --------------------
                                             October 30, November 1, November 2,
                                                2004        2003        2002
                                                ----        ----        ----
         Net income - as reported              $ 1,800   $   2,283   $    3,240
         Add:
         Stock-based employee compensation
         expense included in reported net
         income, net of related tax effects        221         223          223

         Deduct:
         Adjustment to total stock-based
         employee compensation expense
         determined under the intrinsic
         value method for expense determined
         under the fair value based method,
         net of related tax effects               (305)       (303)        (302)
                                            ------------------------------------
         Pro forma net income                $  1,716    $   2,203    $   3,161
                                            ====================================

         Earnings per share:
         Basic, as reported                  $   1.82    $    2.31    $    3.16
                                            ====================================
         Basic, pro forma                    $   1.74    $    2.23    $    3.09
                                            ====================================
         Diluted, as reported                $   1.75    $    2.26    $    3.01
                                            ====================================
         Diluted, pro forma                  $   1.67    $    2.18    $    2.94
                                            ====================================

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 1   Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Stock Option Plan - (continued)
         -----------------
         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $22.93 on the date of grant using the Black-Scholes option-pricing model.

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

         The following weighted-average assumptions were used for the year ended November 3, 2001 based on date of grant:

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

         Recent Accounting Pronouncements
         --------------------------------

         In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." This issue addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The Company's policy is in accordance with EITF 03-10. The adoption of EITF No. 03-10 did not have any effect on our financial position or results of operations.

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 before the amendment but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 1   Summary of Significant Accounting Policies - (continued)
         ------------------------------------------
         Recent Accounting Pronouncements (continued)
         --------------------------------
         Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements were effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, did not have a material impact on the Company's consolidated financial statements (See Note 15).

         In December 2003, FASB issued a revised interpretation of FIN 46
         (FIN 46-R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company's financial reporting and disclosure.

         In March 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", or EITF 03-1. EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", or SFAS 115, and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments'", which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

         In May 2004, the staff of the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for

         ------------------------------------------
         Recent Accounting Pronouncements (continued)
         --------------------------------
         employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "Subsidy"). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. The adoption of FSP FAS 106-2 did not have a material effect on the Company's consolidated financial statements (See Note 16).

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for the fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact on adopting this new standard.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005, which is the fourth quarter of fiscal 2005. The Company has not yet assessed the impact on adopting this new standard.

Note 2   Concentration of Cash Balance
         -----------------------------
         As of October 30, 2004 and November 1, 2003, cash balances of approximately $1,103,000 and $2,547,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
         (FDIC). These balances exceed the insured amount of $100,000.

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 3   Receivables and Other Current Assets
         ------------------------------------
                                              October 30,     November 1,
                                                  2004           2003
                                                  ----           ----

         Accounts receivable                  $    5,035     $    4,198
         Construction advance due from               797          5,291
         Landlords
         Prepaids                                  2,786          2,720
         Rents receivable                          1,204            817
         Less allowance for uncollectible
         accounts                                 (1,366)          (983)
                                              ------------   -----------
                                              $    8,456     $   12,043
                                              ============   ===========

Note 4   Related Party Transactions
         --------------------------
         Wakefern Food Corporation
         -------------------------
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $650,000 at October 30, 2004 and at November 1, 2003 and $550,000 at November 2, 2002. During fiscal 2003, the required investment in Wakefern increased, resulting in a total increase in the investment by $2,088,000 and a related increase in the obligations due Wakefern for the same amount. This increase in the obligation is non-interest bearing and is payable over three years. The remaining increase in the investment in fiscal 2003, and obligation due Wakefern for the same amount was due to the opening of two new stores. The obligations related to the two new stores are non-interest bearing and are payable over seven years. The increase in the investment in fiscal 2004 of $1,351,000, and related obligation due Wakefern for the same amount, was due to the opening of a new store, the replacement of an existing store and the acquisition of a store from Wakefern. The obligations related to the increase in the investment in fiscal 2004 are non-interest bearing and are payable over seven years. The Company has an investment in Wakefern of $16,444,000 at October 30, 2004 and $15,093,000 at November 1, 2003, representing a 15.5% and 15.6%
         interest in Wakefern, respectively. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, any obligations to Wakefern are personally guaranteed by certain of the Company's shareholders who also serve as officers.

         The Company also has an investment of approximately 8.5% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $1,211,000 at October 30, 2004 and $1,080,000 at November 1, 2003.
         During fiscal 2003, the Company's obligation to invest in Insure-Rite, Ltd. increased $127,000, as a result of the opening of two new stores. This obligation is payable over three years and is non-interest bearing. During

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 4   Related Party Transactions - (continued)
         --------------------------
         Wakefern Food Corporation - (continued)
         -------------------------
         fiscal 2004, the Company's obligation to invest in Insure-Rite, Ltd. increased $131,000, as a result of the opening of a new store and the acquisition of a store. This obligation is payable over three years and is non-interest bearing. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to private insurers. Insurance premiums paid to Wakefern, including amounts due to Insure-Rite, Ltd., were $5,014,000, $4,599,000 and $4,364,000 for fiscal years 2004, 2003 and 2002, respectively. As of October 30, 2004 and November 1, 2003, the Company was obligated to Wakefern for $4,457,000 and $3,975,000, respectively, for increases in its required investments (see Note 8).

         As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of goods sold in the consolidated statements of operations. In addition, the Company also receives from Wakefern other product incentives and rebates. For fiscal 2004, 2003 and 2002, total patronage dividends and other product incentives and rebates were $14,736,000, $12,404,000 and $10,706,000, respectively.

         At October 30, 2004 and November 1, 2003, the Company has current receivables due from Wakefern of approximately $14,799,000 and $13,684,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $2,039,000 and $1,874,000, respectively.

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

         The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $837, $715 and $641 million for the fiscal years 2004, 2003 and 2002, respectively.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 4   Related Party Transactions - (continued)
         --------------------------
         Wakefern Food Corporation - (continued)
         -------------------------
         Wakefern charges the Company for, and provides the Company with support services in numerous administrative functions. These services include advertising, supplies, technical support for communications and in-store computer systems, equipment purchasing, the coordination of coupon processing and other miscellaneous services.
         These charges were $2.3, $2.2 and $2.1 million for fiscal years 2004, 2003 and 2002, respectively.

         In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

Note 5   Goodwill and Other Intangible Assets
         ------------------------------------
         Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. In accordance with SFAS 142, which was adopted in fiscal 2003, the Company determined it has one reporting unit. During fiscal 2004 and fiscal 2003, the Company completed goodwill annual impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

         The gross carrying amount and accumulated amortization of the Company's other intangible assets as of October 30, 2004 and November 1, 2003 are as follows:

                                      October 30, 2004      November 1, 2003
                                      ----------------      ----------------
                                    Gross                 Gross
                                    Carrying  Accumulated Carrying Accumulated
                                     Amount   Amortization Amount  Amortization
                                     ------   ------------ ------  ------------
         Amortized Intangible Assets
          Bargain Leases             $ 4,454 $    3,181   $ 3,918  $    3,040
         Unamortized Intangible Assets
          Liquor Licenses                220          -       220           -
                                    -------------------------------------------
         Total                       $ 4,674   $  3,181   $ 4,138  $    3,040
                                    ===========================================

         Amortization expense recorded on the intangible assets for the years ended October 30, 2004, November 1, 2003 and November 2, 2002 was $141,000, $192,000 and $211,000, respectively. As a result of the adoption of SFAS 142, there were no changes to amortizable lives or amortization methods. The estimated amortization expense for the Company's other intangible assets for the five succeeding fiscal years is as follows:

                      Fiscal Year       (In thousands)
                      -----------       --------------
                         2005               $ 189
                         2006                 189
                         2007                 189
                         2008                 189
                         2009                 189
                      Thereafter              328

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 5   Goodwill and Other Intangible Assets - (continued)
         ------------------------------------
         The following tables illustrate net income available to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:


                                   October 30,  November 1,  November 2,
                                       2004         2003        2002
                                       ----         ----        ----

         Reported net income       $     1,800   $    2,283  $    3,240
         Add: Goodwill amortization          -            -         211
                                   ------------  ----------- ----------
         Adjusted net income       $     1,800   $    2,283  $    3,451
                                  =============  =========== ==========

         Basic earnings per share:

         Reported net income       $      1.82   $     2.31  $     3.16
         Add: Goodwill amortization          -            -         .21
                                   ------------  ----------- ----------
         Adjusted net income       $      1.82   $     2.31  $     3.37
                                   ============  =========== ==========

         Diluted earnings per share:
         Reported net income       $      1.75   $     2.26  $     3.01
         Add: Goodwill amortization          -            -         .20
                                   ------------  ----------- ----------
         Adjusted net income       $      1.75   $     2.26  $     3.21
                                  =============  =========== ==========

Note 6   Accrued Expenses
         ----------------
                                                       October 30,  November 1,
                                                          2004       2003
                                                          ----       ----

         Payroll and payroll related expenses         $   8,129     $   7,462
         Insurance                                          611           713
         Sales, use and other taxes                       1,455         1,371
         Interest                                           253           147
         Employee benefits                                1,504         1,445
         Occupancy cost                                     672         1,205
         Professional fees and shareholder lawsuit
         (Note 14)                                          879           307
         Real estate taxes                                1,448           618
         Other                                              285           217
                                                      ---------     ---------
                                                      $  15,236     $  13,485
                                                      =========     =========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 7   Long-term Debt
         --------------
         Long-term debt consists of the following:
                                                      October 30,   November 1,
                                                         2004          2003
                                                         ----          ----
            Revolving note                          $     30,592  $     24,592
            Term loan                                     15,000        20,000
            Capital expenditure facility                  20,000        10,741
            Other notes payable                            5,874         7,918
                                                    ------------- ------------
                                                          71,466        63,251
            Less current portion                           8,415         7,916
                                                    ------------- ------------
                                                    $     63,051  $     55,335
                                                    ============= ============

         The Company has a revolving credit and term loan agreement, which was amended and assigned to three financial institutions on January 7, 2000. On September 26, 2002 the Credit Agreement was further amended and restated (as amended, the "Credit Agreement") and was last amended October 21, 2004. The Credit Agreement is collateralized by substantially all of the Company's assets, provides for a total commitment of $80,000,000 and matures December 31, 2007. The Credit Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Credit Agreement, which have interest rates indexed to LIBOR. The Credit Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility.

         The Revolving Note has an overall availability of $35,000,000, not to exceed 65% of eligible inventory, and provides for availability of up to $4,500,000 for letters of credit. During fiscal 2004 and 2003, this provision of the Credit Agreement was amended several times to allow the Company the ability to borrow from $3,000,000 to $6,000,000 in excess of the borrowing base limitation, subject to available in transit cash, as defined. As of October 30, 2004, the Credit Agreement, as last amended on October 21, 2004, provided the Company the ability to borrow up to a maximum of $41,000,000 under the Revolving Note subject to eligible inventory and in transit cash of up to $6,000,000.

         This provision expired January 15, 2005 at which time overall availability returned to $35,000,000. The Revolving Note bears interest at prime plus 1.50% or LIBOR plus 3.25%. At October 30, 2004, $22,000,000 of the Revolving Note was under a one-month Eurodollar rate of 5.09% maturing November 2004, which was renewed through January
         2005 at 5.60%. At November 1, 2003, $14,000,000 of the Revolving Note was under a one-month Eurodollar rate of 4.37%.

         The Company had letters of credit outstanding of $1,176,064 and $726,004 at October 30, 2004 and November 1, 2003, respectively. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $1,971,000 and $3,382,000 at October 30, 2004 and November 1, 2003.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 7   Long-term Debt - (continued)
         --------------
         Subsequent to October 30, 2004 the, letters of credit outstanding were reduced to $740,000.

         The Term Loan, originally $25,000,000, is payable in quarterly principal installments of $1,250,000 commencing January 1, 2003 through October 1, 2007. Interest is payable monthly at prime plus 2.00% or LIBOR plus 3.75%. At October 30, 2004 and November 1, 2003 the Company had $15,000,000 and $20,000,000 outstanding, respectively, on the Term Loan. At October 30, 2004, $13,750,000 was under a six month Eurodollar rate of 5.79% maturing January 2005 and $1,250,000 was under a one month Eurodollar rate of 5.59% maturing November 2004, which was renewed through December 2004 at 5.81%. At November 1, 2003, $17,500,000 of the Term Loan balance was under a six month Eurodollar rate of 4.91% and $2,500,000 was under a one month Eurodollar rate of 4.87%.

         The $20,000,000 Capital Expenditure Facility provides for a non-restoring commitment to fund equipment purchases for five new stores through December 31, 2004, with a maximum of $4,000,000 per store. Interest only is due monthly at prime plus 2.00% or LIBOR plus 3.75% for any amount utilized through December 31, 2004. Amounts borrowed through December 31, 2004 will be converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing April 1, 2005, calculated on a seven-year amortization schedule. A balloon payment is due at December 31, 2007 for amounts outstanding on the term loans. A commitment fee of .75% is charged on the unused portion of the Capital Expenditure Facility. At October 30, 2004 and November 1, 2003 the Company had $20,000,000 and $10,741,000 outstanding, respectively, on the Capital Expenditure Facility. At October 30, 2004, $20,000,000 was under a three month Eurodollar rate of 5.79% maturing January 2005. At November 1, 2003, $9,000,000 was under a three month Eurodollar rate of 4.90% and $1,741,000 was at prime plus 2%. At October 30, 2004 there were no amounts available under this facility.

         The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios, as well as limitations on capital expenditures and new debt. For the years ended October 30, 2004 and November 1, 2003 the Company exceeded the limit by which pension plan liabilities may exceed plan assets of its defined benefit plans (see Note 15), which was waived by the financial institutions.

         The prime rate at October 30, 2004 and November 1, 2003 was 4.75% and 4.00%, respectively.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)
Note 7   Long-term Debt - (continued)
         --------------
         Other Notes Payable
         -------------------
         Included in other notes payable are the following:
                                                       October 30,   November 1,
                                                          2004          2003
                                                          ----          ----

         Note payable to a financing institution,
         matured October 2004, payable at $56,000 per
         month plus interest at 7.26%, collateralized
         by related equipment.                         $         -  $       663

         Note payable to a financing institution,
         maturing February 2005, payable at $46,000
         per month including interest at 7.44%,
         collateralized by related equipment.                  170          742

         Note  payable to a financing institution,
         maturing January 2010, payable at $59,000
         per month including interest at 6.45%,
         collateralized by related equipment.                3,162        3,652

         Note payable to a financing institution,
         maturing October 2008, payable at $37,000
         per month including interest at 6.20%,
         collateralized by related equipment.                1,566        1,900

         Note payable to a financing institution,
         maturing January 2009, payable at $21,000
         per month including interest at 6.20%,
         collateralized by related equipment.                  956            -

         Various equipment loans maturing through
         November 2004, payable at an aggregate
         monthly payment of $152,000 including interest
         at rates ranging from 5.79% to 9.02%,
         collateralized by various equipment.                   20          961
                                                     --------------   ----------
        Total other notes payable                    $       5,874  $     7,918
                                                     ============== ============

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 7   Long-term Debt - (continued)
         --------------

         Aggregate maturities of long-term debt are as follows:

           Fiscal Year
              2005                                   $     8,415
              2006                                         9,009
              2007                                         9,084
              2008                                        44,042
              2009                                           740
              Thereafter                                     176

Note 8   Long-term Debt, Related Party
         -----------------------------
         As of October 30, 2004 and November 1, 2003, the Company was indebted for investments in Wakefern in the amount of $4,457,000 and $3,975,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

          Fiscal Year
              2005                                   $      867
              2006                                          981
              2007                                          969
              2008                                          505
              2009                                          447
              Thereafter                                    688

Note 9   Other Long-term Liabilities
         ---------------------------
                                                 October 30,    November 1,
                                                     2004          2003
                                                     ----          ----

         Deferred escalation rent                 $     3,840   $     4,128
         Minimum pension liability (Note 15)            5,442         5,516
         Postretirement benefit cost (Note 16)          3,692         2,929
         Other                                            737           705
                                                  ------------  -----------
                                                  $    13,711   $    13,278
                                                  ============  ===========

Note 10  Long-term Leases
         ----------------
         Capital Leases
         --------------
                                                 October 30,    November 1,
                                                     2004           2003
                                                     ----           ----

         Real estate                              $   152,354   $   130,420
         Less accumulated amortization                 26,655        20,594
                                                  ------------  -----------
                                                  $   125,699   $   109,826
                                                  ============  ===========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 10  Long-term Leases (continued)
         ----------------
         Capital Leases (continued)
         --------------
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 30, 2004:
          Fiscal Year
            2005                                                    $  15,943
            2006                                                       15,998
            2007                                                       15,568
            2008                                                       15,611
            2009                                                       15,998
            Thereafter                                                275,163
                                                                    ----------
            Total minimum lease payments                              354,281
            Less amount representing interest                         210,050
                                                                    ----------
            Present value of net minimum lease payments               144,231
            Less current maturities                                     1,727
                                                                    ----------
            Long-term maturities                                    $ 142,504
                                                                    ==========
         Operating Leases
         ----------------
         The Company is obligated under operating leases for rent payments expiring at various dates through 2028. Certain leases provide for the payment of additional rentals based on certain escalation clauses and eight leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $26,000, $95,000 and $156,000 for the fiscal years 2004, 2003 and 2002, respectively. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals.

         Total rental expense for all operating leases consists of:
                                          Fiscal 2004  Fiscal 2003  Fiscal 2002
                                          -----------  -----------  -----------

         Land and buildings              $     9,942   $   10,183   $   10,690
         Less subleases                      (4,602)       (3,586)      (3,147)
                                         ------------  -----------  -----------
                                         $     5,340   $    6,597   $    7,543
                                         ===========   ===========  ==========

         The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 30, 2004, are as follows:
                                                       Income from
                                           Land and  Noncancellable Net Rental
             Fiscal Year                   Buildings    Subleases     Commitment
             -----------                   ---------    ---------     ----------
                 2005                     $    10,160   $    2,695    $  7,465
                 2006                           8,413        2,472       5,941
                 2007                           7,497        2,072       5,425
                 2008                           6,740        1,522       5,218
                 2009                           5,641          885       4,756
              Thereafter                       25,856          697      25,159
                                          ------------  -----------   --------
                                          $    64,307   $   10,343    $ 53,964
                                          ============  ===========   ========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 10  Long-term Leases (continued)
         ----------------
         Operating Leases (continued)
         ----------------
         The Company is presently leasing one of its supermarkets, a garden center, which lease was terminated during fiscal 2004, and a liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $752,000, $753,000 and $744,000 for the fiscal years 2004, 2003 and 2002, respectively.

Note 11  Stock Option Plan
         -----------------
         On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

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

         The Units are payable in cash only. The Units granted on the 2001 Grant Date were granted to certain officers and senior management of the Company and vest, per individual, 250 units at the Grant Date and 250 units thereafter, for the next one to three years. Units granted at the 2002 Grant Date were granted to certain management personnel and vest, per individual, between 200 and 250 units at the 2002 Grant Date with the remaining units vesting in the next year.

         The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively, for the options and Units granted on August 8, 2001. The exercise price and market price for the Units granted September 12, 2002

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 11  Stock Option Plan - (continued)
         -----------------
         was $25.00. At the 2001 Grant Date, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For each of the years ended October 30, 2004, November 1, 2003 and November 2, 2002, the Company realized compensation expense relating to the stock option plan of $372,000. For the years ended October 30, 2004, November 1, 2003 and November 2, 2002, the Company realized compensation expense of $84,000, compensation income of $15,000 and compensation expense of $72,000, respectively, related to the Units granted, based on the market price of the Company's common stock of $37.50 at October 30, 2004, $25.25 at November 1, 2003 and $27.00 at
         November 2, 2002.

         The following table summarizes Stock Option and Units activity:

                              Options Outstanding
                   --------------------------------------------------
                         Stock Options       Stock Performance Units
                         -------------       -----------------------

                                                                        Stock
                        Exercise Weighted                   Weighted   Options
                          Price   Average          Exercise Average    and Units
                            Per  Exercise          Price    Exercise   Available
                    Shares Share   Price    Units  Per Share  Price    for Grant
                    ------ -----   -----    -----  ---------  -----    ---------

   Outstanding
   November 3, 2001 107,500 $19.60 $19.60  11,000  $19.60    $19.60     31,500
     Additional
   shares reserved                                                      65,000
     Granted              -      -      -   3,800   25.00     25.00     (3,800)
     Exercised       (1,000) 19.60  19.60  (8,000)  19.60     19.60          -
                     -----------------------------------------------------------

   Outstanding
   November 2, 2002 106,500 $19.60 $19.60   6,800  $19.60 to $22.62     92,700
                                                   $25.00
                     -----------------------------------------------------------
    Granted                -      -      -      -       -         -          -
    Returned         (10,000)     -      -      -       -         -     10,000
    Exercised           (500) 19.60  19.60      -       -         -          -
                     -----------------------------------------------------------
  Outstanding         96,000 $19.60 $19.60  6,800  $19.60    $22.62    102,700
    November 1, 2003                                to $25.00
                      --------------------- ------------------------------------

     Granted               -      -     -      -        -         -         -
     Forfeited             -      -     -   (250)   19.60         -       250
     Exercised          (750) 19.60 19.60 (6,300)   19.60     22.86         -
                                                    to 25.00
                     -----------------------------------------------------------
  Outstanding
   October 30, 2004   95,250 $19.60 $19.60   250   $19.60    $19.60   102,950
                     ===========================================================

   Options exercisable at:

     November 2, 2002 23,000 $19.60 $19.60  2,900  $19.60    $22.62
                                                   to $25.00
     November 1, 2003 44,500 $19.60 $19.60  6,550  $19.60    $22.62
                                                   to $25.00
     October 30, 2004 65,250 $19.60 $19.60    250  $19.60    $19.60

         Following is a summary of the status of stock options outstanding at October 30, 2004:

                                    Outstanding Options      Exercisable Options
                                    -------------------      -------------------
                                         Weighted
                                          Average  Weighted            Weighted
                                         Remaining  Average            Average
                      Exercise          Contractual Exercise           Exercise
                        Price   Number     Life      Price    Number    Price
                        -----   ------     ----     -----     ------    -----

                      $ 19.60   95,250  6.75 years $ 19.60    65,250  $ 19.60

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 12  Shareholders' Equity
         --------------------
         On May 11, 2001, the Board of Directors authorized the Company to repurchase, in either open market or private transactions, up to $3,000,000 of its common stock. During the fiscal year ended November 2, 2002 the Board of Directors increased the authorized amount of common stock the Company could repurchase to $5,600,000. There were no shares repurchased during the fiscal years ended October 30, 2004 and November 1, 2003. During the fiscal year ended November 2, 2002 the Company repurchased 102,853 shares of its common stock at an aggregate cost of $4,523,670. During the fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002 the Company issued 750, 500, and 1,000 shares, respectively, of common stock due to the exercise of stock options, in accordance with the provisions of its 2001 Stock Incentive Plan (see Note 11).

Note 13  Income Taxes
         ------------
         The income tax provision consist of the following:

                                          Fiscal 2004  Fiscal 2003  Fiscal 2002
                                          -----------  -----------  -----------
         Federal
            Current                    $     (172)   $    (3,000)  $     1,035
            Deferred                          378          3,562           688
         State and local
            Current                         2,332          2,007           181
            Deferred                       (1,435)        (1,047)          258
                                       ------------  ------------  -----------
                                       $    1,103    $     1,522   $     2,162
                                       ============  ============  ===========

         The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                          Fiscal 2004  Fiscal 2003  Fiscal 2002
                                          -----------  -----------  -----------

         Tax provision at the                34.0 %         34.0%         34.0%
         statutory rate
         State and local income tax
         provision net of federal
          income tax                          5.9 %          5.9%          5.9%
         Goodwill amortization not
         deductible for tax purposes             -             -           .9%
         Tax credits                        (2.1) %        (1.7)%         (.3)%
         Other                                 .2 %          1.8%         (.5)%
                                       ------------  ------------  ------------
         Actual tax provision                38.0 %         40.0%         40.0%
                                       ============  ============  ============

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 13   Income Taxes - (continued)
          ------------
          Net deferred tax assets and liabilities consist of the following:

                                                 October 30,    November 1,
                                                     2004          2003
                                                     ----          ----
         Current deferred tax assets
            Deferred revenue and gains on sale/
             leaseback                           $         79   $         94
            Allowances for uncollectible                  564            409
            receivables
            Unearned promotional allowance                304              -
            Inventory capitalization                      315            134
            Closed store reserves                          79            255
            Vacation accrual                              603            606
            Federal tax credits                           369              -
            Accrued post-employment                       217            184
            Accrued post-retirement                     1,495          1,186
            Other                                          37             37
                                                 -------------  ------------
                                                        4,062          2,905
                                                 -------------  ------------
         Current deferred tax liabilities
            Prepaids                                    (508)           (417)
            Patronage dividend receivable             (3,977)         (3,476)
            Accelerated real estate taxes               (214)           (206)
            Prepaid pension                             (942)           (968)
                                                 -------------  -------------
                                                      (5,641)         (5,067)
                                                 -------------  -------------
         Current deferred tax liability, net     $    (1,579)   $     (2,162)
                                                 =============  =============
         Noncurrent deferred tax assets
            Lease obligations                    $      7,435   $      5,581
            State tax credits                           2,969          1,368
            Minimum pension liability                   2,093          2,110
            Stock options and deferred                    490            350
            compensation
            Federal and State loss carryforwards        1,177            115
                                                 -------------  ------------
                                                       14,164          9,524
            Valuation allowance                          (85)            (85)
                                                 -------------  ------------
                                                       14,079          9,439
                                                 -------------  ------------
         Noncurrent deferred tax liabilities
            Depreciation                             (14,846)        (10,845)
            Pension obligations                       (1,176)           (994)
            Other                                       (349)           (349)
                                                 -------------  -------------
                                                     (16,371)        (12,188)
                                                 -------------  -------------
         Noncurrent deferred tax liability, net  $    (2,292)   $     (2,749)
                                                 =============  =============

         At October 30, 2004 and November 1, 2003, minimum pension liability of $2,093,000 and $2,110,000, respectively, was charged against accumulated other comprehensive income (see Note 15).

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 13  Income Taxes - (continued)
         ------------
         At October 30, 2004, the Company has Federal net operating loss carryforwards of approximately $3,135,000 expiring through October 2024. In addition, the Company has Federal tax credit carryforwards of $369,000.

         At October 30, 2004, the Company has State net operating loss carryforwards of approximately $1,180,000 expiring through October 2012. The utilization of certain State net operating losses may be limited in any given year. A valuation allowance has been provided for net operating losses that are not expected to be utilized. The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

         Effective in fiscal year 2003, the Company is subject to the New Jersey Alternative Minimum Assessment ("AMA") that was part of the Business Tax Reform Act passed in the State of New Jersey. Taxpayers are required to pay the AMA, which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on taxable net income. An election must be made in the first year to use either the Gross Profits or Gross Receipts method and must be kept in place for five years, at which time the election may be changed.

         At October 30, 2004, the Company has New Jersey AMA tax credit carryforwards of $4,386,000. The utilization of this credit may commence in fiscal 2007 and at that time the amount of credit may be limited based on taxable net income. In addition, the Company has other state tax credit carryforwards of $115,000.

Note 14  Commitments and Contingencies
         -----------------------------
         Legal Proceedings
         -----------------
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Shareholder Lawsuit
         -------------------
         On March 27, 2002, certain shareholders (the "Plaintiffs") filed a derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The lawsuit alleged that the Defendants breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 14  Commitments and Contingencies
         -----------------------------
         Shareholder Lawsuit - (continued)
         -------------------
         year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002 (see Note 11).


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

         The Plaintiffs had applied to the Court for an award of attorneys' fees in the amount of $975,000. The Company's directors and officers liability insurance carrier reserved its rights under the Company's directors and officers liability insurance policy with respect to the claims made in the derivative action, including claims for the Plaintiffs' attorneys' fees and costs of defense, and had preliminarily advised the Company that certain of the claims made in the derivative action and related legal expenses were not, in the insurance carrier's view, covered by the policy. During fiscal 2004, the Company reached a court approved settlement with the Plaintiffs as well as a settlement with its director and officers insurance carrier. As a result of the settlement, the effect to the Company was a decrease in net income, after tax effect, of $214,000.

         Commitments
         -----------
         Employment Agreement
         --------------------
         On November 2, 2003 the Company entered into a two-year employment agreement (the "Agreement") with its Chairman of the Board. The Agreement provides for an annual salary of $325,000 in fiscal 2004 and $275,000 in fiscal 2005. The Agreement also provides for participation in the Company's incentive compensation plan and 401(k) plan through the term of the Agreement. In addition, health and life insurance and postretirement benefits will be provided during the lifetime of both the Chairman of the Board or his spouse.

         Guarantees
         ----------
         The Company remains contingently liable under leases assumed by third parties. As of October 30, 2004, the minimum annual rental under these leases amounted to approximately $1,720,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 15  Retirement and Benefit Plans
         ----------------------------
         Defined Benefit Plans
         ---------------------
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities.

         A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of October 30, 2004 and November 1, 2003 follows:
                                                        October 30,  November 1,
                                                           2004         2003
                                                           ----         ----
         Change in benefit obligation
            Benefit obligation - beginning of year $    (8,886)   $     (7,807)
            Service cost                                  (247)          (117)
            Interest cost                                 (534)          (529)
            Actuarial loss                                (525)        (1,070)
            Plan amendments                                (16)             -
            Benefits paid                                   682            637
                                                  -------------  -------------
            Benefit obligation - end of year             (9,526)        (8,886)
                                                  -------------  -------------
         Change in plan assets
            Fair value of plan assets -
              beginning of year                          5,761          4,788
            Actual return on plan assets                   430            303
            Employer contributions                         900          1,307
            Benefits paid                                 (682)          (637)
            Administrative expense                           -              -
                                                  -------------   ------------
            Fair value of plan assets -
            end of year                                  6,409          5,761
                                                 -------------    ------------
         Funded status                                  (3,117)        (3,125)
         Unrecognized prior service cost                   209            242
         Unrecognized net loss from past
          experience different from that assumed         5,233          5,274
         Unrecognized transition asset                       -              -
                                                 -------------  -------------
         Net amount recognized-end of year       $       2,325    $     2,391
                                                 =============  =============
         Projected benefit obligation- end of
         year                                    $      (9,526)   $    (8,886)
                                                 =============  ==============
         Accumulated benefit obligation- end
         of year                                 $      (9,526)   $    (8,886)
                                                 =============  ==============
         Fair value of plan assets               $       6,409    $     5,761
                                                 =============  ==============

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 15 Retirement and Benefit Plans - (continued)
        ----------------------------
        Defined Benefit Plans - (continued)
        ---------------------
        Amounts recognized in the consolidated balance sheets consist of:

                                                  October 30,   November 1,
                                                      2004          2003
                                                      ----          ----
         Prepaid benefit cost                    $          -  $           -
         Accrued benefit liability                    (3,117)         (3,125)
         Intangible asset                                 209             242
         Accumulated other comprehensive income         5,233           5,274
                                                 -------------  -------------

         Net amount recognized-end of year       $      2,325   $       2,391
                                                 =============  =============

         Components of Net Periodic Benefit Cost:

                                          Fiscal 2004  Fiscal 2003  Fiscal 2002
                                          -----------  -----------  -----------

         Service cost - benefits
         earned during the period      $       247    $      117    $       94
         Interest expense on benefit
          obligation                           534           529           511
         Expected return on plan             (472)          (388)         (475)
         assets
         Settlement (gain) loss                244           318           350
         recognized
         Amortization of prior
         service costs                          49            49            37
         Amortization of unrecognized
          net loss (gain)                      364           391           197
         Amortization of unrecognized
          transition obligation (asset)          -             -            (5)
                                       ------------  ------------  -----------
         Net periodic benefit cost     $       966    $    1,016    $      709
                                       ============  ============  ===========
         Additional information:
         Increase (decrease) in
         minimum pension liability
         included in other
         comprehensive income          $     ( 41)    $      447     $    1,626
                                       ===========    ==========     ==========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 15 Retirement and Benefit Plans - (continued)
        ----------------------------
        Defined Benefit Plans - (continued)
        ---------------------
        Assumptions
        The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:

                        October 30, 2004     November 1, 2003   November 2, 2002
                        ----------------     ----------------   ----------------
         Discount rate
        (pension)             5.75%               6.25%               7.00%
         Discount rate
        (post- retirement)    5.00%               5.00%               5.75%
         Rate of
          compensation
          increase              N/A                 N/A                N/A
         Measurement date October 30, 2004  November 1, 2003   November 2, 2002

         The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                       October 30, 2004     November 1, 2003    November 2, 2002
                       ----------------     ----------------    ----------------
         Discount rate
         (pension)            6.25%               7.00%               7.25%
         Discount rate
         (post-retirement)    5.00%               5.75%               6.25%
         Expected return on
         plan assets          8.00%               8.00%               8.00%
         Rate of
          compensation
          increase             N/A                  N/A                 N/A

         Plan Assets and Expected Returns.
         --------------------------------

         The investments of the defined benefit plans are managed with the following objectives:

         > To ensure that the principal of the Plan is preserved and enhanced over the long-term, both in real and nominal terms

         >  To manage (control) risk exposure

         >  To exceed the funding requirement over a market cycle (3-5 years)


         Risk is managed by investing in a broad range of asset classes, and within those asset classes, a broad range of individual securities. With the exception of Foodarama common stock already held by the plans, no more than two percent (2%) of plan assets may be invested in any one security.

         The defined benefit plans' asset allocation as of October 30, 2004 and November 1, 2003 and the target allocation of the administrative pension plan (which accounts for approximately 70% of total pension assets) for fiscal 2005 are as follows:

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 15 Retirement and Benefit Plans - (continued)
        ----------------------------
        Defined Benefit Plans -(continued)
        ---------------------

                          Target Allocation   October 30,    November 1,
         Asset Class            Range             2004          2003
         -----------            -----             ----          ----
         Equity securities    33% - 70%           83.3%          77.5%
         Debt securities      14% - 23%            9.1%           9.1%
         Real estate             0%                0.0%           0.0%
         Other                 7% - 13%            7.6%          13.4%
                                                --------     ----------
         Total                                   100.0%         100.0%
                                                ========     ==========

         As of October 30, 2004 and November 1, 2003, equity securities included 37,200 shares of common stock of the Company with a fair value of $1,395,000 and $939,000, respectively.

         The Trustees of the plans monitor the plan's performance on a quarterly basis and review the target allocation at least annually. The Trustees will also report at least annually to the Board of Directors and the Pension Committee on the status of the plans' assets, the performance of the investment managers, and the absolute, relative and comparative performance of the plans' investments.

         To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on these factors and the asset allocation discussed below, the Company elected to use an 8.0% expected return on plan assets in determining pension expense for fiscal 2004. This is the same expected return on plan assets used in determining pension expense for fiscal 2003 and fiscal 2002. The assumptions were net of expected plan expenses payable from the plans' assets.

         The Company estimates that a 0.50% decrease in the expected return on pension plan assets would have increased pension expense by approximately $29,000 during fiscal 2004.

         Estimated Future Benefit Payments
         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:
                                                      Defined
                                                      Benefit
                                                      Plans
                                                      -----
          Fiscal Year
          2005                                       $  716,000
          2006                                          662,000
          2007                                          933,000
          2008                                          574,000
          2009                                          508,000
          2010 to 2014                                3,550,000
                                                      ---------
          Total                                      $6,943,000
                                                     ==========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)
Note 15  Retirement and Benefit Plans - (continued)
         ----------------------------
         Defined Benefit Plans - (continued)
         ---------------------
         Company Contributions
         ---------------------
         Based on the Company's actuarial
         assumptions the Company believes it will be required to make contributions to its defined benefit pension plans of $1,253,000 in fiscal 2005.

         Additional information
         ----------------------
         On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

         At October 30, 2004 and November 1, 2003, the accumulated benefit obligation exceeded the fair value of the plans' assets in both defined benefit plans. The provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 30, 2004 and November 1, 2003, a liability of $5,442,000 and $5,516,000, respectively, was included in other long-term liabilities, an intangible asset equal to the prior service cost of $209,000 and $242,000, respectively, is included in other assets, and a charge of $5,233,000 and $5,274,000, before a deferred tax benefit of $2,093,000 and $2,110,000, respectively, is reflected as a minimum pension liability in shareholders' equity in the consolidated balance sheet.

         Multi-Employer Plans
         --------------------
         Health, welfare, and retirement expense was approximately $18,159,000 in fiscal 2004, $17,230,000 in fiscal 2003 and $13,240,000 in fiscal
         2002, under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

         401(k)/Profit Sharing Plan
         --------------------------
         The Company maintains an employee 401(k) Savings Plan (the "Plan") for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 30% of eligible compensation, to a maximum of $14,000. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2.00% for fiscal years 2004, 2003 and 2002. 401(k) expense for the fiscal years 2004, 2003 and 2002 was approximately $761,000, $715,000 and
         $630,000, respectively.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)


Note 16  Other Postretirement and Postemployment Benefits
         ------------------------------------------------
         Postretirement Benefits
         -----------------------
         The Company will provide certain current officers and provided former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October 30, 2004 and November 1, 2003, respectively.

         A summary of the plan's funded status and the amounts recognized in the consolidated balance sheets as of October 30, 2004 and November 1, 2003, follows:
                                                       October 30,  November 1,
                                                          2004         2003
                                                          ----         ----
         Change in benefit obligation
            Benefit obligation - beginning of year  $  (5,019)    $   (4,656)
            Service cost                                 (168)          (125)
            Interest cost                                (313)          (271)
            Actuarial gain (loss)                        (230)           122
            Plan amendments                              ( 75)          (109)
            Benefits paid                                   -             20
                                                  ------------- -------------
            Benefit obligation - end of year           (5,805)        (5,019)
                                                  ------------- -------------

         Change in plan assets
            Fair value of plan assets -                     -              -
             beginning of year
            Actual return on plan assets                    -              -
            Employer contributions                          -             20
            Benefits paid                                   -            (20)
                                                 -------------  -------------
            Fair value of plan assets -
             end of year                                    -              -
                                                 -------------  ------------

         Funded status                                (5,805)         (5,019)
         Unrecognized prior service cost                 197             200
         Unrecognized net loss from past
          experience different from that assumed       1,916           1,890
                                                 -------------  ------------
         Accrued postretirement benefit cost      $   (3,692)     $   (2,929)
                                                 =============  =============

         Projected benefit obligation-
          end of year                             $    (5,805)    $    (5,019)
                                                 =============  =============
         Accumulated benefit obligation-
          end of year                             $   (5,805)     $    (5,019)
                                                 =============  =============
         Fair value of plan assets                $        -      $         -
                                                 =============  =============

                 FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 16  Other Postretirement and Postemployment Benefits (continued)
         ------------------------------------------------
         Postretirement Benefits (continued)
         -----------------------

         Net postretirement benefit expense consists of the following:
                                          Fiscal 2004   Fiscal 2003 Fiscal 2002
                                          -----------   ----------- -----------
         Service cost - benefits
         earned during the period       $       168   $       125   $      106
         Interest expense on benefit
          obligation                            313           271           238
         Expected return on plan assets           -             -             -
         Amortization of prior
         service costs                           78            23           23
         Amortization of unrecognized
          net loss (gain)                       204           137           108
         Amortization of unrecognized
          transition obligation (asset)           -             -             -
                                       ------------  ------------   ------------

         Postretirement benefit        $       763   $       556    $       475
                                       ============  ============   ============

        Assumptions
        The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:
                                     October 30,  November 1, November 2,
                                         2004         2003       2002
                                         ----         ----        ----
        Discount rate                   5.75%        6.25%      7.00%
        Rate of compensation increase   4.00%        4.00%      4.00%
        Measurement date             October 30,  November 1, November 2,
                                         2004         2003       2002

        The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                                     October 30,  November 1, November
                                         2004         2003     2, 2002
                                         ----         ----        ----
     Discount rate                      6.25%        7.00%      7.25%
     Expected long-term rate of
      return on plan assets during
      fiscal year                        N/A          N/A        N/A
     Rate of compensation increase      4.00%        4.00%      5.50%

                FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 16  Other Postretirement and Postemployment Benefits (continued)
         ------------------------------------------------
         Postretirement Benefits (continued)
         -----------------------

         The assumed health care cost trend rates to determine benefit obligations at fiscal year-end are as follows:
                                     October 30,  November 1, November 2,
                                         2004         2003        2002
                                         ----         ----        ----
         Health care cost trend rate
         assumed for
         subsequent year                11.00%       12.00%      12.00%
         Ultimate health care cost
         trend rate                      5.50%        5.50%       5.50%
         Fiscal year that the ultimate
         rate is reached                 2010         2010        2010

         Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A 1% change in assumed health care cost trend rates would have the following effects as of October 30, 2004:
                                                      1% Increase  1% Decrease
                                                      -----------  -----------
         Total of service and interest cost components   $6,000     $(5,000)
         Postretirement benefit obligation              $81,000    $(68,000)

         Plan Assets and Expected Returns
         The Postretirement Plan is unfunded and the Company plans to fund benefits as they are due and payable. Therefore no asset allocation or target allocation is presented.

         Estimated future Benefit Payments
         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

                                        Other Post
                       Fiscal Year   Retirement Plan
                       -----------   ---------------
                       2005             $ 36,000
                       2006              260,000
                       2007              402,000
                       2008              404,000
                       2009              405,000
                       2010 to 2014    2,165,000
                                      ----------
                       Total          $3,672,000
                                      ==========

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 16  Other Postretirement and Postemployment Benefits (continued)
         ------------------------------------------------
         Postretirement Benefits (continued)
         -----------------------
         Company Contributions
         Based on the Company's actuarial assumptions, the Company believes it will be required to make future contributions to its postretirement benefit plan equal to the estimated future benefit payments summarized above.

         Estimated Postretirement costs for Future Years
         -----------------------------------------------
         Actual postretirement costs in the future will depend on changes in discount rates, the rate of increase in compensation, health care cost trends and various other factors related to the employees eligible in the Company's postretirement plan.

         Medicare Changes
         ----------------
         The financial information included herein does not reflect the anticipated financial effect of the new Medicare Prescription Drug Improvement and Modernization Act of 2003 as the legislation is not expected to have a significant impact on the Company's financial statements. Changes in the postretirement benefits related to Medicare changes will be reflected as actuarial (gains)/losses as they occur.

         Postemployment Benefits
         -----------------------
         Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

         The accrued liability under SFAS No. 112 as of October 30, 2004 and November 1, 2003 was $536,000 and $454,000, respectively.

Note 17  Earnings Per Share
         ------------------
                                          Fiscal 2004   Fiscal 2003  Fiscal 2002
                                         -----------   -----------  -----------
         Basic EPS
         ---------
            Net income available
            to common shareholders     $      1,800   $     2,283    $   3,240
                                       ============   ============   ==========
            Weighted average shares
              outstanding                   987,132       986,789    1,024,235
                                       ------------  ------------  -----------
            Per share amount           $      1.82   $      2.31   $      3.16
                                       ============  ============  ===========
         Effect of Dilutive Securities
         -----------------------------
              Stock Options -
              Incremental Shares            43,035        24,561        51,795
                                       ============  ============  ===========
         Dilutive EPS
         ------------
            Weighted average shares
              outstanding including
              incremental shares         1,030,167     1,011,350     1,076,030
                                       ------------  ------------  -----------
              Per share amount         $      1.75   $      2.26   $      3.01
                                       ============  ============  ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)


Note 18  Noncash Investing and Financing Activities
         ------------------------------------------
         During fiscal 2004, 2003 and 2002, the Company retired property and equipment with an original cost of $2,838,000, $7,280,000 and $37,000 and accumulated depreciation of $2,835,000, $7,117,000 and $33,000, respectively.

         During fiscal 2004, 2003 and 2002, the Company reclassed $6,810,000, $12,854,000 and $4,584,000, respectively, of construction in progress to leasehold improvements and equipment. In addition, during Fiscal 2003, the Company reclassed $829,000 from deposits on equipment to equipment.

         At October 30, 2004, the Company had an additional minimum pension liability of $5,442,000, a related intangible asset of $209,000 and a direct charge to equity of $3,140,000, net of deferred taxes of $2,093,000. At November 1, 2003, the Company had an additional minimum pension liability of $5,516,000, a related intangible asset of $242,000 and a direct charge to equity of $3,164,000, net of deferred taxes of $2,110,000. At November 2, 2002, the Company had an additional minimum pension liability of $5,119,000, a related intangible asset of $292,000 and a direct charge to equity of $2,896,000, net of deferred taxes of $1,931,000.

         During fiscal 2004, additional capital lease obligations of $21,934,000 were incurred when the Company entered into a lease for a new store and a lease modification for a replacement store. During fiscal 2003, capital lease obligations of $60,553,000 were incurred when the Company entered into leases for four new stores and two existing stores. During fiscal 2002, capital lease obligations of $9,958,000 were incurred when the Company entered into a lease for one new store.

         During fiscal 2004, the Company was required to make additional investments in Wakefern of $1,351,000 and Insure-Rite, Ltd. of $131,000, for one new store, a replacement store and the acquisition of a store. During fiscal 2003, the Company was required to make additional investments in Wakefern of $1,200,000 and Insure-Rite, Ltd. of $127,000, for two new stores, which opened during fiscal 2003. In conjunction with these investments, liabilities were assumed for the same amount.

         During fiscal 2003, the required investment in Wakefern increased from a maximum per store of $550,000 to $650,000. This resulted in an increase of $2,088,000 in the investment and obligations due Wakefern.

         During fiscal 2002, $10,653,000 of outstanding Capital Expenditure loans were combined into the Company's Term loan.


Note 19  Acquisition
         -----------
         During fiscal 2004, the Company acquired the assets of a store, excluding inventory, for $1,000,000 (the "Purchase Price").The Purchase Price was allocated $75,000 to Leasehold Improvements, $389,000 to Equipment and $536,000 to Intangible Assets as a bargain lease.

                        FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 20  Unaudited Summarized Consolidated Quarterly Information
         -------------------------------------------------------
         Summarized quarterly information for the years ended October 30, 2004 and November 1, 2003 was as follows:

                                         Thirteen Weeks Ended
                                      ------------------------------------------
                                    January 31, May 1,    July 31,   October 30,
                                       2004      2004       2004        2004
                                       ----      ----       ----        ----
         Sales                     $294,715  $ 279,043    $ 302,799   $ 298,642
         Gross profit                77,100     74,411       80,268      78,140
         Net income (loss)            1,240        956          496        (892)
         Earnings (loss)available
         per share:
            Basic                      1.26        .97          .50        (.91)
            Diluted                    1.22        .93          .48        (.91)


            The fourth quarter ended October 30, 2004 includes a pre-tax impairment charge of $1,198,000 (see Note 1).

                                               Thirteen Weeks Ended
                                             -------------------------
                                   February 1, May 3,     August 2,  November 1,
                                      2003      2003        2003      2003
                                      ----      ----        ----      ----

         Sales                     $ 257,091 $ 254,578    $ 271,333  $ 266,651
         Gross profit                 64,757    66,583       70,022     71,635
         Net income                      349       128          576      1,230
         Earnings available per
         share:
            Basic                      .35         .13          .58       1.25
            Diluted                    .34         .13          .57       1.22

                                                                     Schedule II

                    FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                          Valuation and Qualifying Accounts
  Fiscal Years Ended October 30, 2004, November 1, 2003 and November 2, 2002
                                 (In thousands)


                                            Additions
                           Balance    Charge to  Charge to               Balance
                        at beginning  costs and    other                 at end
   Description             of year    expenses   accounts   Deductions   of year
   -----------             -------    --------   --------   ----------   -------
Fiscal year ended
October 30, 2004
 Allowance for
 doubtful accounts
 (deducted from
 receivables and other
 current assets)         $      983   $    478   $      -  $   95   (1) $  1,366
                         ==========   ========   ========  ======       ========
Fiscal year ended
November 1, 2003
 Allowance for
 doubtful accounts
 (deducted from
 receivables and other
 current assets).        $      684   $    359   $      - $    60   (1) $    983
                         ==========   ========   ======== =======       ========
Fiscal year ended
November 2, 2002
 Allowance for
 doubtful accounts
 (deducted from
 receivables and other
 current assets)         $      873   $    266   $      - $  455    (1) $    684
                         ==========   ========   ======== ======        ========

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

       3.12 Amended and Restated By-Laws of Registrant adopted April 14, 2004 are incorporated herein by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2004.

10.      Material Contracts


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

    ***10.3. By-Laws of Wakefern Food Corporation.

   #***10.4.       Form of Deferred Compensation Agreement, between the
                   Registrant and certain of its key employees.

      #10.5. Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

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

     #10.19. Restatement of Supplemental Executive Retirement Plan, dated as of January 1, 1998, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 29, 2000, filed with the Securities and Exchange Commission on March 9, 2000.

     #10.20. Registrant's 2001 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on February 26, 2001.

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

      #10.31 Executive Employment Agreement, dated November 2, 2003, by and between the Company and Joseph J. Saker is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission on January 29, 2004.

      #10.32 First Amendment to the Registrant's Supplemental Executive Retirement Plan, effective November 2, 2003.

       10.33 Amendment No. 4 to the Amended and Restated Revolving Credit and Term Loan Agreement is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 1, 2004, filed with the Securities and Exchange Commission on June 14, 2004.

       10.34 Amendment No. 5 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 19, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated August 24, 2004, filed with the Securities and Exchange Commission on August 30, 2004.

       10.35 Amendment No. 6 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 24, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated August 24, 2004, filed with the Securities and Exchange Commission on August 30, 2004.

       10.36 Amendment No. 7 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated October 19, 2004, filed with the Securities and Exchange Commission on October 21, 2004.

       10.37 Amendment No. 8 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 21, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated October 21, 2004, filed with the Securities and Exchange Commission on October 25, 2004.

         14. Code of Conduct is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission on January 29, 2004.
             #
                   Indicates a management contract or compensatory plan or arrangement.

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

        **** Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 27, 1996, filed with the Securities and Exchange Commission on June 10, 1996.
                   .
       ***** Incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 1997 filed with the Securities and Exchange Commission on January 29, 1998.

      ****** Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended February 2, 2002, filed with the Securities and Exchange Commission on March 15, 2002.

                                                                   EXHIBIT 10.32
                                FIRST AMENDMENT TO
                          FOODARAMA SUPERMARKETS, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


      WHEREAS, Foodarama Supermarkets, Inc. (the "Employer") established the Foodarama Supermarkets, Inc. Supplemental Executive Retirement Plan (the "Plan") effective January 17, 1989 and last restated effective January 1, 1998; and

      WHEREAS, the Employer, pursuant to Section 8.01 of the Plan, reserved the right to amend the Plan from time to time;

      WHEREAS, the Employer so desires to amend the Plan.

      NOW, THEREFORE, the Plan is amended effective January 16, 2003 as to the amendment to Section 2.12 of the Plan and November 2, 2003 as to the amendments to Articles II and IX of the Plan as follows:

1. Section 2.12 of the Plan is amended in its entirety and shall read as follows:

      "Section 2.12 - Final Average Earnings
      --------------------------------------

      Shall mean the annual average of the Participant's Annual Compensation (as defined in the following sentence) received during any sixty (60) consecutive calendar months prior to his retirement which produces the highest average. The term "Annual Compensation" shall mean the total compensation paid to the Participant by the Employer during any year as reported or reportable on Internal Revenue Service Form W-2, Box 1 or such successor box which describes "wages, tips and other compensation," increased by (i) elected deferrals under the Employer's 401(k) plan; (ii) elected deferrals under the Employer's "cafeteria plan," including, without limitation, deferrals for medical/dental insurance premiums, medical expenses and child care; and (iii) compensation paid pursuant to workers' compensation or disability insurance which is not otherwise reported on Form W-2, Box 1; and decreased by (i) income attributable to excess employer paid life insurance; and (ii) income attributable to and resulting from the award of any equity based incentive by the Employer to the Participant or the sale of any such equity award by the Participant, including, without limitation, income attributable to or resulting from the exercise of stock options or stock performance units granted by the Employer to the Participant or assigned to the Participant by other than the Employer or the sale of shares of stock acquired pursuant to the exercise of any such option. For purposes of computing the annual average of the Participant's Annual Compensation, if compensation is prorated for a portion of the first calendar year measured in such computation, then any bonus or incentive compensation paid to the Participant in such year shall be excluded for purposes of computing the Participant's prorated Annual Compensation for such year."

      By way of example, assume that a Participant has elected to retire on October 1, 2002, and that his Annual Compensation for the ten (10) year period preceding his retirement is as set forth below and that the Participant was paid bonus or incentive compensation of $10,000 in each of calendar years 1997, 1998, 1999, 2000, 2001 and 2002.

--------------------------------------------------------------------------------
           Calendar Year                        Annual Compensation
           -------------                        -------------------
--------------------------------------------------------------------------------
                1991                                $  90,000
--------------------------------------------------------------------------------
                1992                                   94,000
--------------------------------------------------------------------------------
                1993                                   98,000
--------------------------------------------------------------------------------
                1994                                  102,000
--------------------------------------------------------------------------------
                1995                                  106,000
--------------------------------------------------------------------------------
                1996                                  110,000
--------------------------------------------------------------------------------
                1997                                  114,000
--------------------------------------------------------------------------------
                1998                                  118,000
--------------------------------------------------------------------------------
                1999                                  128,000
--------------------------------------------------------------------------------
                2000                                  132,000
--------------------------------------------------------------------------------
                2001                                  136,000
--------------------------------------------------------------------------------
           2002 (through                              109,500

        September 30, 2002)
--------------------------------------------------------------------------------
      The annual average of the Participant's Annual Compensation received during the sixty (60) consecutive calendar months prior to his retirement which produces the highest average is $129,900. Such amount is determined as follows: ($26,000 for 3 months in 1997 + $118,000 + $128,000 +
      $132,000 + $136,000 + $109,500) / 5 = $129,900.  The prorated Annual
      Compensation for 1997 is computed as follows: ($114,000-$10,000)=$104,000 x .25 = $26,000.

2. Article II of the Plan is amended by the addition of a new Section which shall be titled Section 2.23 and will read as follows:

      "Section 2.23 - Founder

      Shall mean Joseph J. Saker."

3. Article IX of the Plan is amended by the addition of a new Section which shall be titled Section 9.13 and will read as follows:

      "Section 9.13 - Special Benefit Adjustments

      Founder - With respect to the Founder, the following shall supersede Sections 5.02, 6.01 and 6.02 of the Plan.

(i) Form of Distribution - The Founder shall receive his benefit, calculated in accordance with Section 4.01, in the form of a joint and contingent survivor pension payable to and during the lifetime of the retired Founder with the provision that following his death after commencement of benefits in the Plan, such benefit shall continue to be paid to and during the lifetime of Gloria Saker, should she survive the Founder, at the same rate. No benefit shall be payable to any Beneficiary or to the Founder's estate, regardless of the number of monthly payments received by the Founder and Gloria Saker prior to their respective deaths.

(ii) Pre-Retirement Death Benefit - If the Founder dies prior to commencement of benefits in the Plan, then Gloria Saker, should she survive the Founder, shall be entitled to a pre-retirement death benefit. The amount of the benefit shall be equal to one hundred percent (100%) of the benefit payable under Section 4.01 that the Founder would have received if the Founder had retired on the day immediately before his death. For purposes of calculating the pre-retirement death benefit, the offsets in (b), (c) and (d) in Section 4.01 shall be calculated at the time of the Founder's death. The pre-retirement death benefit shall commence on the first day of the month following the Founder's death and shall be payable to and during the lifetime of Gloria Saker. Gloria Saker shall continue to receive the benefit provided in
                  Section 4.01(e) during her lifetime. In the event Gloria Saker does not survive the Founder, no benefit shall be payable to any Beneficiary or to the Founder's estate. Furthermore, no benefit shall be payable to any Beneficiary or to the Founder's estate following the death of Gloria Saker, regardless of the number of monthly payments received by Gloria Saker prior to her death.

      IN WITNESS WHEREOF, this Amendment is adopted and effective January 16, 2003 as to the amendment to Section 2.12 of the Plan and November 2, 2003 as to the amendments to Articles II and IX of the Plan.

ATTEST:                             FOODARAMA SUPERMARKETS, INC.


______________________________   By:____________________________________

Name:                          Name:

Title:                        Title:

                                                                      EXHIBIT 21


                              LIST OF SUBSIDIARIES
                         OF FOODARAMA SUPERMARKETS, INC.




Name of Subsidiary                             State of Incorporation
------------------                             ----------------------
ShopRite of Malverne, Inc.                     New York

New Linden Price Rite, Inc.                    New Jersey

ShopRite of Reading, Inc.                      Pennsylvania

                                                                   EXHIBIT 23.1

         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         --------------------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-65328, No. 333-108508) of Foodarama Supermarkets, Inc. and Subsidiaries, of our report dated January 27, 2005 relating to the consolidated financial statements for the fiscal year ended October 30, 2004, which is included in this Form 10-K filing. We also consent to the reference to our firm under the heading "Experts" in the prospectus included in the above-referenced Registration Statement and amendment thereto.



                                    /s/AMPER, POLITZINER & MATTIA, P.C.



Edison, New Jersey

January 28, 2005

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

Date:  January 27, 2005                   /s/ RICHARD J. SAKER
                                          --------------------
                                          (Signature)
                                          Richard J. Saker
                                          Chief Executive Officer

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

Date:  January 27, 2005                   /s/ MICHAEL SHAPIRO
                                          -------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer

                                                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K for the year ended October 30, 2004 as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  January 27, 2005                   /s/ RICHARD J. SAKER
                                          --------------------
                                          (Signature)
                                          Richard J. Saker
                                          Chief Executive Officer

                                                                   EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K for the year ended October 30, 2004 as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  January 27, 2005                   /s/ MICHAEL SHAPIRO
                                          -------------------
                                         (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer