Form 10-K/A
period 2004-10-30
FOODARAMA SUPERMARKETS INC
filed 2005-02-28
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

                      Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
October 30, 2004                                                  1-5745
-------------------------                                 ----------------------

                                FOODARAMA SUPERMARKETS, INC.
                   (Exact name of Registrant as specified in its charter)

New Jersey                                                      21-0717108
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                Building 6, Suite 1, 922 Hwy. 33, Freehold, New Jersey 07728
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (732) 462-4700
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

      Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes ___    No  _X_

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

                                     PART IV
                                     -------

                                EXPLANATORY NOTE

      We are filing, on Form 10-K/A, this Amendment No. 1 to our Annual Report on Form 10-K for the period ended October 30, 2004 which was filed with the United States Securities and Exchange Commission on January 28, 2005 (the "Form 10-K") to amend and restate Item 15. Item 15, as presented in the Form 10-K, contains certain ministerial errors in Notes 15 and 16 to our Consolidated Financial Statements in that certain dollar amounts presented in tabular format in Notes 15 and 16 should have been presented in thousands and were not presented in thousands. In addition as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the Registrant's principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-K/A and are also furnishing written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The Exhibit section has also been revised to include an update to the Independent Auditor's Consent. Except as described above no other changes have been made to the Form 10-K.




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

                                    FOODARAMA SUPERMARKETS, INC.
                                    (Registrant)



                                    /s/ Michael Shapiro
                                    -------------------
                                    Michael Shapiro
                                    Senior Vice President,
                                    Chief Financial Officer



                                    /s/ Thomas H. Flynn
                                    -------------------
                                    Thomas H. Flynn
                                    Vice President,
                                    Principal Accounting Officer

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                         Title                     Date
/s/  Joseph J. Saker
--------------------
Joseph J. Saker               Chairman of the Board of          February 25,
                              Directors                         2005
/s/  Richard J. Saker
---------------------
Richard J. Saker              Chief Executive Officer,          February 25,
                              President and Director            2005
/s/  Charles T. Parton
----------------------
Charles T. Parton             Director                          February 25,
                                                                2005
/s/  Albert A. Zager
--------------------
Albert A. Zager               Director                          February 25,
                                                                2005
/s/  Robert H. Hutchins
-----------------------
Robert H. Hutchins            Director                          February 25,
                                                                2005

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

                        /S/ AMPER, POLITZINER & MATTIA, P.C.
                        ------------------------------------

January 27, 2005
Edison, New Jersey

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      October 30, 2004 and November 1, 2003
                                 (In thousands)


                                                           2004           2003
                                                           ----           ----
Assets
Current assets
   Cash and cash equivalents                         $      6,001  $      5,252
   Merchandise inventories                                 57,123        49,224
   Receivables and other current assets                     8,456        12,043
   Prepaid and refundable income taxes                        170         3,404
   Related party receivables - Wakefern                    14,799        13,684
                                                     ------------- ------------
                                                           86,549        83,607
                                                     ------------- ------------


Property and equipment
   Land                                                       308           308
   Buildings and improvements                               1,220         1,220
   Leasehold improvements                                  60,488        49,039
   Equipment                                              161,554       142,021
   Property under capital leases                          152,354       130,420
   Construction in progress                                    60         6,846
                                                     ------------- ------------
                                                          375,984       329,854
   Less accumulated depreciation and amortization         140,138       122,339
                                                     ------------- ------------
                                                          235,846       207,515
                                                     ------------- ------------
Other assets
   Investments in related parties                          17,655        16,173
   Goodwill                                                 1,715         1,715
   Intangible assets, net                                   1,493         1,098
   Other                                                    3,339         3,264
   Related party receivables - Wakefern                     2,039         1,874
                                                     ------------- ------------
                                                           26,241        24,124
                                                     ------------- ------------
                                                     $    348,636  $    315,246
                                                     ============= ============

                 See notes to consolidated financial statements

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (continued)
                      October 30, 2004 and November 1, 2003
                                 (In thousands)


                                                       2004           2003
                                                  --------------    -------
Liabilities and Shareholders' Equity
Current liabilities
   Current portion of long-term debt              $     8,415   $    7,916
   Current portion of long-term debt,
    related party                                         867          920
   Current portion of obligations under
    capital leases                                      1,727        1,622
   Current income taxes payable                           408        1,415
   Deferred income taxes                                1,579        2,162
   Accounts payable
    Related party - Wakefern                           39,639       37,506
    Others                                             14,384       14,622
    Accrued expenses                                   15,236       13,485
                                                  ------------  ----------
                                                       82,255       79,648
                                                  ------------  ----------

Long-term debt                                         63,051       55,335
Long-term debt, related party                           3,590        3,055
Obligations under capital leases                      142,504      122,159
Deferred income taxes                                   2,292        2,749
Other long-term liabilities                            13,711       13,278
                                                  ------------  ----------
                                                      225,148      196,576
                                                  ------------  ----------
Commitments and Contingencies (Note 14)

Shareholders' equity
  Common stock, $1.00 par; authorized 2,500,000
  shares; issued 1,621,767 shares; outstanding
  987,617 shares October 30, 2004; 986,867
  shares November 1, 2003                               1,622        1,622
  Capital in excess of par                              4,168        4,168
  Deferred compensation                                 (580)         (952)
  Retained earnings                                    51,339       49,539
  Accumulated other comprehensive income
   Minimum pension liability                           (3,140)      (3,164)
                                                    ----------   ----------
                                                       53,409       51,213
Less 634,150 shares October 30, 2004; 634,900
shares  November 1, 2003, held in treasury, at cost    12,176       12,191
                                                    ----------   ----------
                                                       41,233       39,022
                                                    ----------   ----------
                                                  $   348,636    $ 315,246
                                                    ==========  ===========

                 See notes to consolidated financial statements

                       FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
      Fiscal Years Ended October 30, 2004, November 1, 2003 and November 2, 2002
                         (In thousands, except per share data)

                                               2004         2003         2002
                                               ----         ----         ----
Sales                                      $1,175,199   $ 1,049,653  $  963,611

Cost of goods sold                            865,280       776,656     718,520
                                           -----------  ------------ ----------

Gross profit                                  309,919       272,997     245,091

Selling, general and administrative expenses  290,765       256,932     231,653
                                           -----------  ------------ ----------

Earnings from operations                       19,154        16,065      13,438
                                           -----------  ------------ ----------

Other income (expense)
  Interest expense                           (16,392)       (12,399)     (8,184)
  Interest income                                141            139         148
                                           -----------  ------------ ----------

                                             (16,251)       (12,260)     (8,036)
                                           ----------   ------------ ----------
Earnings before income tax provision           2,903          3,805       5,402

Income tax provision                          (1,103)        (1,522)     (2,162)
                                           -----------  ------------ ----------
Net income                                 $   1,800    $     2,283  $    3,240
                                           ===========  ============ ==========

Per share information
Net income per common share
  Basic                                    $     1.82   $     2.31   $     3.16
                                           ===========  ============ ==========
  Diluted                                  $     1.75   $     2.26   $     3.01
                                           ===========  ============ ==========

Weighted average shares outstanding
  Basic                                       987,132       986,789   1,024,235
                                           ===========  ============ ==========
  Diluted                                   1,030,167     1,011,350   1,076,030
                                           ===========  ============ ==========


                 See notes to consolidated financial statements

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


                 See notes to consolidated financial statements

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
   Fiscal Years Ended October 30, 2004, November 1, 2003 and November 2, 2002
                                 (In thousands)

                                               2004           2003        2002
                                               ----           ----        ----
Cash flows from operating activities
 Net income                              $      1,800   $    2,283   $    3,240
 Adjustments  to reconcile net income to
   net cash from operating activities
Depreciation                                   20,634       17,096       14,175
Non cash impairment charge                      1,198            -            -
Amortization, goodwill                              -            -          140
Amortization, intangibles                         141          192          211
Amortization, deferred financing costs            695          577          342
Amortization, deferred rent escalation          (288)         (294)        (230)
Provision to value inventory at LIFO            1,005          715          397
Deferred income taxes                          (1,057)       2,515          946
Amortization of deferred compensation             358          357          270
(Increase) decrease in
  Merchandise inventories                      (8,904)      (6,232)      (1,277)
  Receivables and other current assets           (907)        (505)        (781)
  Prepaid and refundable income taxes           3,234       (3,147)        (257)
  Other assets                                   (457)         227         (453)
  Related party receivables - Wakefern         (1,280)      (4,920)         (75)
Increase (decrease) in
  Accounts payable                              1,895        6,115        1,245
  Income taxes payable                         (1,007)       1,415         (704)
  Other liabilities                             2,560        1,463       (1,713)
                                         --------------  -----------  ----------
                                               19,620       17,857       15,476
                                         --------------  -----------  ----------
Cash flows from investing activities
  Cash paid for the purchase of
   property and equipment                     (27,744)      (29,267)     (7,858)
  Cash paid for construction in progress          (24)       (4,336)    (13,161)
  Decrease in construction advance due
   from landlords                              17,127         4,975       1,932
  Increase in construction advance due
   from landlords                             (12,633)       (6,128)     (6,070)
  Payment for purchase of acquired
   store assets                                (1,000)            -           -
  Deposits on equipment                             -             -        (829)
  Decrease in related party receivables
   - other                                          -             -          18
                                         --------------  -----------  ----------
                                              (24,274)      (34,756)    (25,968)
                                         --------------  -----------  ----------
Cash flows from financing activities
  Proceeds from issuance of debt               16,359        27,853      22,961
  Principal payments under long-term debt      (8,144)       (7,505)     (4,742)
  Principal payments under capital
   lease obligations                           (1,484)       (1,518)     (1,060)
  Principal payments under long-term
   debt, related party                         (1,000)         (755)       (897)
  Deferred financing and other costs             (343)         (214)     (1,205)
  Proceeds from exercise of stock options          15            10          20
  Repurchase of common stock                        -             -      (4,524)
                                         --------------  -----------  ----------
                                                5,403        17,871      10,553
                                         --------------  -----------  ----------

Net change in cash and cash equivalents           749           972          61
Cash and cash equivalents, beginning of
 year                                           5,252         4,280       4,219
                                         --------------  -----------  ----------
Cash and cash equivalents, end of year   $      6,001   $     5,252   $   4,280
                                         ==============  ===========  ==========

Supplemental disclosures of cash paid
  Interest                               $     16,286   $    12,374   $   8,125
  Income taxes, net of refunds           $        (61)   $      751   $   2,188
                 See notes to consolidated financial statements

                      FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements
                  (Tabular dollars in thousands, except per share amounts)

Note 1 - Summary of Significant Accounting Policies
         Nature of Operations
         --------------------
         Foodarama Supermarkets, Inc. and Subsidiaries (the "Company"), operate 26 ShopRite supermarkets, primarily in Central New Jersey. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

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

         Fair Value of Financial Instruments
         -----------------------------------
         Cash and cash equivalents, receivables and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments. The fair value of long-term debt was approximately equivalent to its carrying value, due to the fact that the interest rates

         -----------------------------------------------
         currently available to the Company for debt with similar terms are approximately equal to the interest rates for its existing debt. As the Company's investments in Wakefern can only be sold to Wakefern for approximately the amount invested, it is not practicable to estimate the fair value of such stock. Determination of the fair value of related party receivables and long-term debt - related party is not practicable due to their related party nature.

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

         ------------------------------------------
         Property and Equipment (continued)
         ----------------------------------
         Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or its useful life.

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

         Long-Lived Assets
         -----------------
         The Company reviews long-lived assets, on an individual store basis for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset to its carrying value. In fiscal 2004, the Company recorded a non-cash impairment charge of $1,198,000 to reduce the carrying value of leasehold improvements relating to one store. This charge is included in Selling, General and Administrative Expense in the accompanying consolidated statements of operations. Factors leading to impairment were a combination of historical losses, anticipated future losses and projected future negative cash flows for the remaining term of the related

         -----------------------------
         stores' lease. The non-cash impairment charge represents the amount necessary to write down the carrying value of the leasehold improvements for the store to its' estimated fair value based on the Company's best estimate of the stores' future discounted operating cash flows. The Company did not record any impairment charges in fiscal 2003 or fiscal 2002.

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

         Advertising
         -----------
         Advertising costs are expensed as incurred. Advertising expense was $ 10.3, $ 9.0 and $8.6 million for the fiscal years 2004, 2003 and 2002, respectively.

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

         Comprehensive Income
         --------------------
         FASB Statement 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. For fiscal 2004, 2003 and 2002, comprehensive income consists of net income

Note 1 - Summary of Significant Accounting Policies - (continued) Comprehensive Income (continued)
         --------------------------------
         and the additional minimum pension liability adjustment, net of income tax benefit.

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

         In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:


                                                     Fiscal Year Ending
                                                     ------------------
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
                                            ====================================

         ------------------------------
         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at $22.93 on the date of grant using the Black-Scholes option-pricing model.

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

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132R (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132 before the amendment but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The annual disclosure requirements under this

         ------------------------------------------
         Recent Accounting Pronouncements (continued)
         --------------------------------------------
         Statement are effective for the Company's fiscal year ending October 30, 2004, and the quarterly disclosure requirements were effective for the Company's interim periods beginning with the second quarter ending May 1, 2004. The implementation of SFAS 132, as revised in 2003, did not have a material impact on the Company's consolidated financial statements (See Note 15).

         In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46 -R), which supercedes FIN 46 and clarifies and expands current accounting guidance for variable interest entities. FIN 46 and FIN 46-R are effective immediately for all variable interest entities created after January 31, 2003, and for variable interest entities prior to February 1, 2003, no later than the end of the first reporting period after March 15, 2004. The adoption of FIN 46 and FIN 46-R did not have a material impact on the Company's financial reporting and disclosure.

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

         In May 2004, the staff of the FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which superseded FSP No. FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for

         ------------------------------------------
         Recent Accounting Pronouncements (continued)
         --------------------------------------------
         employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the "Subsidy"). The guidance in this FSP related to the accounting for the Subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the Subsidy under the Act and (b) the expected Subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the Subsidy is based. This FSP also provides guidance for the disclosures about the effects of the Subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. This FSP is effective for the first interim period beginning after June 15, 2004. The adoption of FSP FAS 106-2 did not have a material effect on the Company's consolidated financial statements (See Note 16).

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for the fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact on adopting this new standard.

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

Note 2 - Concentration of Cash Balance
         -----------------------------
         As of October 30, 2004 and November 1, 2003, cash balances of approximately $1,103,000 and $2,547,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance Corporation
         (FDIC). These balances exceed the insured amount of $100,000.

Note 3 - Receivables and Other Current Assets
         ------------------------------------
                                                October 30,     November 1,
                                                    2004           2003
                                                    ----           ----

         Accounts receivable                    $    5,035     $    4,198
         Construction advance due from                 797          5,291
         Landlords
         Prepaids                                    2,786          2,720
         Rents receivable                            1,204            817
         Less allowance for uncollectible accounts  (1,366)          (983)
                                                -------------- ----------
         accounts
                                                $    8,456     $   12,043
                                                ============   ==========

Note 4 - Related Party Transactions
         Wakefern Food Corporation
         -------------------------
         As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $650,000 at October 30, 2004 and at November 1, 2003 and $550,000 at November 2, 2002. During fiscal 2003, the required investment in Wakefern increased, resulting in a total increase in the investment by $2,088,000 and a related increase in the obligations due Wakefern for the same amount. This increase in the obligation is non-interest bearing and is payable over three years. The remaining increase in the investment in fiscal 2003, and obligation due Wakefern for the same amount was due to the opening of two new stores. The obligations related to the two new stores are non-interest bearing and are payable over seven years. The increase in the investment in fiscal 2004 of $1,351,000, and related obligation due Wakefern for the same amount, was due to the opening of a new store, the replacement of an existing store and the acquisition of a store from Wakefern. The obligations related to the increase in the investment in fiscal 2004 are non-interest bearing and are payable over seven years. The Company has an investment in Wakefern of $16,444,000 at October 30, 2004 and $15,093,000 at November 1, 2003, representing a 15.5% and 15.6%
         interest in Wakefern, respectively. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, any obligations to Wakefern are personally guaranteed by certain of the Company's shareholders who also serve as officers.

         The Company also has an investment of approximately 8.5% in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $1,211,000 at October 30, 2004 and $1,080,000 at November 1, 2003.
         During fiscal 2003, the Company's obligation to invest in Insure-Rite, Ltd. increased $127,000, as a result of the opening of two new stores. This obligation is payable over three years and is non-interest bearing. During

         --------------------------
         Wakefern Food Corporation - (continued)
         ---------------------------------------
         fiscal 2004, the Company's obligation to invest in Insure-Rite, Ltd. increased $131,000, as a result of the opening of a new store and the acquisition of a store. This obligation is payable over three years and is non-interest bearing. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to private insurers. Insurance premiums paid to Wakefern, including amounts due to Insure-Rite, Ltd., were $5,014,000, $4,599,000 and $4,364,000 for fiscal years 2004, 2003 and 2002, respectively. As of October 30, 2004 and November 1, 2003, the Company was obligated to Wakefern for $4,457,000 and $3,975,000, respectively, for increases in its required investments (see Note 8).

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

         --------------------------
         Wakefern Food Corporation - (continued)
         ---------------------------------------
         Wakefern charges the Company for, and provides the Company with support services in numerous administrative functions. These services include advertising, supplies, technical support for communications and in-store computer systems, equipment purchasing, the coordination of coupon processing and other miscellaneous services.
         These charges were $2.3, $2.2 and $2.1 million for fiscal years 2004, 2003 and 2002, respectively.

         In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

Note 5 - Goodwill and Other Intangible Assets
         ------------------------------------
         Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. In accordance with SFAS 142, which was adopted in fiscal 2003, the Company determined it has one reporting unit. During fiscal 2004 and fiscal 2003, the Company completed goodwill annual impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

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

                      Fiscal Year       (In thousands)
                      -----------       --------------
                         2005                 $189
                         2006                 189
                         2007                 189
                         2008                 189
                         2009                 189
                      Thereafter              328

         --------------------------------------------------
         The following tables illustrate net income available to common shareholders and earnings per share, exclusive of goodwill amortization expense in the prior periods:


                                   October 30,  November 1,  November 2,
                                       2004         2003        2002
                                       ----         ----        ----

         Reported net income       $     1,800   $    2,283  $    3,240
         Add: Goodwill amortization          -            -         211
                                   ------------  ----------- ----------
         Adjusted net income       $     1,800   $    2,283  $    3,451
                                  =============  =========== ==========

         Basic earnings per share:

         Reported net income       $       1.82  $     2.31  $     3.16
         Add: Goodwill amortization          -            -         .21
                                   ------------  ----------- ----------
         Adjusted net income       $      1.82   $     2.31  $     3.37
                                  =============  =========== ==========

         Diluted earnings per share:
         Reported net income       $      1.75   $     2.26  $     3.01
         Add: Goodwill amortization          -            -         .20
                                   ------------  ----------- ----------
         Adjusted net income       $      1.75   $     2.26  $     3.21
                                  =============  =========== ==========

Note 6 - Accrued Expenses
         ----------------
                                                 October 30,  November 1,
                                                     2004       2003
                                                     ----       ----
   Payroll and payroll related expenses            $   8,129   $   7,462
   Insurance                                             611         713
   Sales, use and other taxes                          1,455       1,371
   Interest                                              253         147
   Employee benefits                                   1,504       1,445
   Occupancy cost                                        672       1,205
   Professional fees and shareholder lawsuit
    (Note 14)                                            879         307
   Real estate taxes                                   1,448         618
   Other                                                 285         217
                                                   ----------   ----------
                                                   $  15,236    $  13,485
                                                   ==========   ==========

Note 7 - Long-term Debt
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

         ----------------------------
         Subsequent to October 30, 2004 the, letters of credit outstanding were reduced to $740,000.

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

         The prime rate at October 30, 2004 and November 1, 2003 was 4.75% and 4.00%, respectively.

         --------------
         Other Notes Payable
         -------------------
         Included in other notes payable are the following:
                                                       October 30,   November 1,
                                                          2004          2003
                                                          ----          ----

         Note payable to a financing institution,
         matured October 2004, payable at $56,000
         per month plus interest at 7.26%,
         collateralized by related equipment.          $         -   $      663

         Note  payable to a financing  institution,
         maturing February 2005, payable at $46,000
         per month including interest at 7.44%,
         collateralized by related equipment.                  170       742 04

         Note payable to a financing institution,
         maturing January 2010, payable at $59,000
         per month including interest at 6.45%,
         collateralized by related equipment.                3,162        3,652

         Note payable to a financing institution,
         maturing October 2008, payable at $37,000
         per month including interest at 6.20%,
         collateralized by related equipment.                1,566        1,900

         Note payable to a financing institution,
         maturing January 2009, payable at $21,000
         per month including interest at 6.20%,
         collateralized by related equipment.                  956            -

         Various equipment loans maturing through
         November 2004, payable at an aggregate
         monthly payment of $152,000  including
         interest at rates ranging from 5.79% to 9.02%,
         collateralized by various equipment.                   20          961
                                                     -------------  -----------

        Total other notes payable                    $       5,874  $     7,918
                                                     ============== ===========

         ---------------

         Aggregate maturities of long-term debt are as follows:

           Fiscal Year
           -----------
              2005                                   $     8,415
              2006                                         9,009
              2007                                         9,084
              2008                                        44,042
              2009                                           740
              Thereafter                                     176

Note 8 - Long-term Debt, Related Party
         -----------------------------
         As of October 30, 2004 and November 1, 2003, the Company was indebted for investments in Wakefern in the amount of $4,457,000 and $3,975,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

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

Note 9 - Other Long-term Liabilities
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
                                                  ============  ===========

Note 10 -Long-term Leases
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
                                                  ============  ===========

Note 10 -Long-term Leases
         Capital Leases (continued)
         --------------------------
         The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 30, 2004:

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
                                          ============  ===========   ========

         ----------------------------
         Operating Leases (continued)
         ----------------------------
         The Company is presently leasing one of its supermarkets, a garden center, which lease was terminated during fiscal 2004, and a liquor store from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $752,000, $753,000 and $744,000 for the fiscal years 2004, 2003 and 2002, respectively.

Note 11 -Stock Option Plan
         -----------------
         On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaces the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

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

         The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively, for the options and Units granted on August 8, 2001. The exercise price and market price for the Units granted September 12, 2002 was $25.00. At the 2001

         -----------------
         Grant Date, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For each of the years ended October 30, 2004, November 1, 2003 and November 2, 2002, the Company realized compensation expense relating to the stock option plan of $372,000. For the years ended October 30, 2004, November 1, 2003 and November 2, 2002, the Company realized compensation expense of $84,000, compensation income of $15,000 and compensation expense of $72,000, respectively, related to the Units granted, based on the market price of the Company's common stock of $37.50 at October 30, 2004, $25.25 at November 1, 2003 and $27.00 at November 2, 2002.

         The following table summarizes Stock Option and Units activity:

                               Options Outstanding
                      ---------------------------------------------------

                      Stock Options               Stock Performance Units
                      -------------               -----------------------
                                                                          Stock
                                                                         Options
                                                                            and
                             Exercise Weighted                   Weighted Units
                               Price Average          Exercise Average Available
                                Per  Exercise            Price   Exercise  for
                       Shares  Share  Price     Units  Per Share  Price   Grant
                       ------  -----  -----     -----  ---------  -----   -----
   Outstanding
   November 3, 2001    107,500 $19.60 $19.60    11,000    $19.60 $19.60  31,500
     Additional shares
      reserved                                                           65,000
     Granted                 -      -      -     3,800     25.00  25.00  (3,800)
     Exercised          (1,000) 19.60  19.60    (8,000)    19.60  19.60
                       ----------------------  ---------------------------------
                                                          $19.60
   Outstanding                                              to
   November 2, 2002    106,500 $19.60  19.60     6,800    $25.00 $22.62  92,700
                       ----------------------  -- ------------------------------
     Granted                 -      -      -         -        -       -       -
     Returned          (10,000)     -      -         -        -       -  10,000
     Exercised            (500) 19.60  19.60         -        -       -       -
                       ----------------------  ---------------------------------
                                                         $19.60
   Outstanding                                             to
   November 1, 2003     96,000 $19.60  19.60     6,800   $25.00  $22.62 102,700
                        --------------------   ---------------------------------
     Granted                 -      -      -         -        -       -       -
     Forfeited               -      -      -      (250)   19.60       -     250
     Exercised            (750) 19.60  19.60    (6,300)   19.60   22.86       -
                                                           to
                                                          25.00
                       ----------------------  ---------------------------------
   Outstanding
   October 30, 2004     95,250 $19.60  19.60       250   $19.60  $19.60 102,950
                       ======================  =================================

   Options exercisable at:

     November 2, 2002  23,000  19.60  $19.60     2,900  $19.60 to $25.00 $22.62
     November 1, 2003  44,500  19.60  $19.60     6,550  $19.60 to $25.00 $22.62
     October 30, 2004  65,250  19.60  $19.60       250  $19.60           $19.60

         Following is a summary of the status of stock options outstanding at October 30, 2004:

                                    Outstanding Options      Exercisable Options
                                    -------------------      -------------------

                                         Weighted
                                          Average  Weighted            Weighted
                                         Remaining  Average             Average
                      Exercise          Contractual Exercise           Exercise
                        Price   Number     Life      Price     Number    Price
                        -----   ------     ----      -----     ------    -----

                      $ 19.60   95,250  6.75 years   $19.60    65,250  $ 19.60

Note 12 -Shareholders' Equity
         --------------------
         On May 11, 2001, the Board of Directors authorized the Company to repurchase, in either open market or private transactions, up to $3,000,000 of its common stock. During the fiscal year ended November 2, 2002 the Board of Directors increased the authorized amount of common stock the Company could repurchase to $5,600,000. There were no shares repurchased during the fiscal years ended October 30, 2004 and November 1, 2003. During the fiscal year ended November 2, 2002 the Company repurchased 102,853 shares of its common stock at an aggregate cost of $4,523,670. During the fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002 the Company issued 750, 500, and 1,000 shares, respectively, of common stock due to the exercise of stock options, in accordance with the provisions of its 2001 Stock Incentive Plan (see Note 11).

Note 13 -Income Taxes
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
                                       ============  ============  ============

         ------------
         Net deferred tax assets and liabilities consist of the following:

                                                 October 30,    November 1,
                                                     2004          2003
                                                     ----          ----

         Current deferred tax assets
            Deferred revenue and gains on sale/
             leaseback                           $         79   $         94
            Allowances for uncollectible receivables      564            409
            Unearned promotional allowance                304              -
            Inventory capitalization                      315            134
            Closed store reserves                          79            255
            Vacation accrual                              603            606
            Federal tax credits                           369              -
            Accrued post-employment                       217            184
            Accrued post-retirement                     1,495          1,186
            Other                                          37             37
                                                 -------------  ------------
                                                        4,062          2,905
                                                 -------------  ------------

         Current deferred tax liabilities
            Prepaids                                    (508)           (417)
            Patronage dividend receivable             (3,977)         (3,476)
            Accelerated real estate taxes               (214)           (206)
            Prepaid pension                             (942)           (968)
                                                 -------------  -------------
                                                      (5,641)         (5,067)
                                                 -------------  -------------

         Current deferred tax liability, net     $    (1,579)   $     (2,162)
                                                 =============  =============


         Noncurrent deferred tax assets
            Lease obligations                    $      7,435   $      5,581
            State tax credits                           2,969          1,368
            Minimum pension liability                   2,093          2,110
            Stock options and deferred compensation       490            350
            Federal and State loss carryforwards        1,177            115
                                                 -------------  ------------
                                                       14,164          9,524
            Valuation allowance                          (85)            (85)
                                                 -------------  ------------
                                                       14,079          9,439
                                                 -------------  ------------
         Noncurrent deferred tax liabilities
            Depreciation                             (14,846)        (10,845)
            Pension obligations                       (1,176)           (994)
            Other                                       (349)           (349)
                                                 -------------  -------------
                                                     (16,371)        (12,188)
                                                 -------------  -------------
         Noncurrent deferred tax liability, net  $    (2,292)   $     (2,749)
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

Note 14 -Commitments and Contingencies
         -----------------------------
         Legal Proceedings
         -----------------
         The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes that the outcome of any such litigation and claims will not have a material effect on the Company's financial position or results of operations.

         Shareholder Lawsuit
         -------------------
         On March 27, 2002, certain shareholders (the "Plaintiffs") filed a derivative action against the Company, as nominal defendant, and against all five members of the Board of Directors (together, the "Defendants"), in their capacities as directors and/or officers of the Company. The lawsuit alleged that the Defendants breached their fiduciary duties to the Company and its shareholders and sought to "enrich and entrench themselves at the shareholders' expense" through their previous recommendation, implementation and administration of the 2001 Stock Incentive Plan (the "2001 Plan"), which was approved by the Company's shareholders on April 4, 2001, and by proposing an amendment to the 2001 Plan to increase the number of shares of Common Stock available for issuance by 65,000 shares and an amendment to the Company's amended and restated certificate of incorporation (the "Certificate of Incorporation") to create a classified Board of Directors consisting of five classes of directors, with only one class standing for election in any

Note 14 -Commitments and Contingencies
         -----------------------------
         Shareholder Lawsuit - (continued)
         -------------------
         year for a five-year term. The shareholders of the Company approved the amendments to the 2001 Plan and the Certificate of Incorporation on May 8, 2002 (see Note 11).


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

Note 15 -Retirement and Benefit Plans
         Defined Benefit Plans
         ---------------------
         The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks and fixed income securities.

         A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of October 30, 2004 and November 1, 2003 follows:

                                                        October 30,  November 1,
                                                           2004         2003
                                                           ----         ----
         Change in benefit obligation
            Benefit obligation - beginning of year     $  (8,886)   $ (7,807)
            Service cost                                    (247)       (117)
            Interest cost                                   (534)       (529)
            Actuarial loss                                  (525)     (1,070)
               Plan amendments                               (16)          -
            Benefits paid                                    682         637
                                                     -------------  ---------
            Benefit obligation - end of year              (9,526)     (8,886)
                                                     -------------  ---------

         Change in plan assets
            Fair value of plan assets -
             beginning of year                             5,761       4,788
            Actual return on plan assets                     430         303
            Employer contributions                           900       1,307
            Benefits paid                                   (682)       (637)
            Administrative expense                             -           -
                                                     -------------  ---------
            Fair value of plan assets - end of year        6,409       5,761
                                                     -------------  ---------

         Funded status                                    (3,117)     (3,125)

         Unrecognized prior service cost                     209         242

         Unrecognized net loss from past
          experience different from that assumed           5,233       5,274

         Unrecognized transition asset                         -           -
                                                     -------------  -----------
         Net amount recognized-end of year           $     2,325    $  2,391
                                                     =============  ===========

         Projected benefit obligation- end of year    $    (9,526)  $  (8,886)
                                                     =============  ===========
         Accumulated benefit obligation- end of year  $    (9,526)  $  (8,886)
                                                     =============  ===========
         Fair value of plan assets - end of year      $     6,409   $   5,761
                                                     ============   ===========

         ----------------------------
         Defined Benefit Plans - (continued)
         ---------------------
         Amounts recognized in the consolidated balance sheets consist of:

                                                  October 30,   November 1,
                                                      2004          2003
                                                      ----          ----
         Prepaid benefit cost                    $         -        $     -
         Accrued benefit liability                    (3,117)        (3,125)
         Intangible asset                                209            242
         Accumulated other comprehensive income        5,233          5,274
                                                 -------------  ------------

         Net amount recognized-end of year       $     2,325   $      2,391
                                                 =============  =============

         Components of Net Periodic Benefit Cost:

                                          Fiscal 2004  Fiscal 2003  Fiscal 2002
                                          -----------  -----------  -----------

         Service cost - benefits earned
          during the period            $       247    $      117    $       94
         Interest expense on benefit
          obligation                           534           529           511
         Expected return on plan assets       (472)         (388)         (475)
         Settlement (gain) loss recognized     244           318           350
         Amortization of prior
         service costs                          49            49            37
         Amortization of unrecognized
          net loss (gain)                      364           391           197
         Amortization of unrecognized
          transition obligation (asset)         -              -           (5)
                                       ------------  ------------  -----------
         Net periodic benefit cost     $      966    $     1,016    $     709
                                       ============  ============  ===========
         Additional information:
         Increase (decrease) in
         minimum pension liability
         included in other
         comprehensive income          $    ( 41)    $      447    $    1,626
                                       ============  ============  ===========

         ----------------------------
         Defined Benefit Plans - (continued)
         ---------------------
         Assumptions
         -----------
         The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:
                       October 30, 2004      November 1, 2003   November 2, 2002
                       ----------------      -------- -- ----   -------- -- ----
         Discount rate
        (pension)             5.75%                 6.25%               7.00%
         Discount rate
         (post-retirement)    5.00%                 5.00%               5.75%
         Rate of compensation
          increase             N/A                   N/A                 N/A
         Measurement date October 30, 2004  November 1, 2003   November 2, 2002

         The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                       October 30, 2004     November 1, 2003    November 2, 2002
                       ----------------     -------- -- ----    -------- -- ----
         Discount rate
         (pension)            6.25%               7.00%               7.25%
         Discount rate
         (post-retirement)    5.00%               5.75%               6.25%
         Expected return on
         plan assets          8.00%               8.00%               8.00%
         Rate of
          compensation
          increase             N/A                 N/A                 N/A

         Plan Assets and Expected Returns.
         ---------------------------------

         The investments of the defined benefit plans are managed with the following objectives:

         o To ensure that the principal of the Plan is preserved and enhanced over the long-term, both in real and nominal terms

         o  To manage (control) risk exposure

         o  To exceed the funding requirement over a market cycle (3-5 years)


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

         The defined benefit plans' asset allocation as of October 30, 2004 and November 1, 2003 and the target allocation of the administrative pension plan (which accounts for approximately 70% of total pension assets) for fiscal 2005 are as follows:

          ----------------------------
          Defined Benefit Plans - (continued)
          ---------------------
                          Target Allocation   October 30,    November 1,
         Asset Class            Range             2004          2003
         -----------            -----             ----          ----
         Equity securities    33% - 70%           83.3%          77.5%
         Debt securities      14% - 23%            9.1%           9.1%
         Real estate             0%                0.0%           0.0%
         Other                7% - 13%             7.6%          13.4%
                                              ---------      ----------
         Total                                  100.0%         100.0%
                                              =========      ==========

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

         Estimated Future Benefit Payments
         ---------------------------------
         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

                                                          Defined
                                                          Benefit
                                                          Plans
                                                          -----
          Fiscal Year
          2005                                       $      716
          2006                                              662
          2007                                              933
          2008                                              574
          2009                                              508
          2010 to 2014                                    3,550
                                                          -----
          Total                                      $    6,943
                                                          =====

         ----------------------------
         Defined Benefit Plans - (continued)
         -----------------------------------
         Company Contributions Based on the Company's actuarial assumptions the Company believes it will be required to make contributions to its defined benefit pension plans of $1,253,000 in fiscal 2005.

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

Note 16 -Other Postretirement and Postemployment Benefits
         ------------------------------------------------
         Postretirement Benefits
         -----------------------
         The Company will provide certain current officers and provided former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October 30, 2004 and November 1, 2003, respectively.

         A summary of the plan's funded status and the amounts recognized in the consolidated balance sheets as of October 30, 2004 and November 1, 2003, follows:

                                                       October 30,  November 1,
                                                          2004         2003
                                                          ----         ----
         Change in benefit obligation
            Benefit obligation - beginning of year  $  (5,019)    $   (4,656)
            Service cost                                 (168)          (125)
            Interest cost                                (313)          (271)
            Actuarial gain (loss)                        (230)           122
            Plan amendments                              ( 75)          (109)
            Benefits paid                                   -             20
                                                  ------------- ------------
            Benefit obligation - end of year           (5,805)        (5,019)
                                                  ------------- -------------

         Change in plan assets
            Fair value of plan assets -                     -              -
         beginning of year
            Actual return on plan assets                    -              -
            Employer contributions                          -             20
            Benefits paid                                   -            (20)
                                                 -------------  -------------
            Fair value of plan assets - end of year         -              -
                                                 -------------  ------------

         Funded status                                 (5,805)         (5,019)
         Unrecognized prior service cost                  197             200
         Unrecognized net loss from past
          experience different from that assumed        1,916           1,890
                                                 -------------  ------------
         Accrued postretirement benefit cost      $    (3,692)     $   (2,929)
                                                 =============  =============

         Projected benefit obligation - end of year    (5,805)         (5,019)
                                                 =============  ==============
         Accumulated benefit obligation end of year    (5,805)         (5,019)
                                                 =============  ==============
         Fair value of plan assets               $          -     $         -
                                                 =============  ==============

         ------------------------------------------------
         Postretirement Benefits (continued)
         -----------------------

         Net postretirement benefit expense consists of the following:
                                          Fiscal 2004   Fiscal 2003 Fiscal 2002
                                          -----------   ----------- -----------
         Service cost - benefits earned
          during the period               $    168   $       125   $        106
         Interest expense on benefit
          obligation                           313           271            238
         Expected return on plan assets          -             -              -
         Amortization of prior service costs    78            23             23
         Amortization of unrecognized
          net loss (gain)                      204           137            108
         Amortization of unrecognized
          transition obligation (asset)          -             -              -
                                       ------------  ------------  ------------
         (asset)

         Postretirement benefit expense$       763   $       556   $       475
                                       ============  ============  ===========

        Assumptions
        -----------
        The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:
                                     October 30,  November 1, November
                                         2004         2003     2, 2002
                                         ----         ----        ----
        Discount rate                   5.75%        6.25%      7.00%
        Rate of compensation increase   4.00%        4.00%      4.00%
        Measurement date             October 30,  November 1, November
                                         2004         2003     2, 2002

        The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                                     October 30,  November 1, November
                                         2004         2003     2, 2002
                                         ----         ----        ----
     Discount rate                      6.25%        7.00%      7.25%
     Expected long-term rate of
      return on plan assets during
      fiscal year                        N/A          N/A        N/A
     Rate of compensation increase      4.00%        4.00%      5.50%

         -----------------------

         The assumed health care cost trend rates to determine benefit obligations at fiscal year-end are as follows:
                                     October 30,  November 1, November 2,
                                         2004         2003        2002
                                         ----         ----        ----
         Health care cost trend rate
         assumed for subsequent year    11.00%       12.00%      12.00%

         Ultimate health care cost
         trend rate                      5.50%        5.50%       5.50%

         Fiscal year that the ultimate
         rate is reached                 2010         2010        2010

         Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A 1% change in assumed health care cost trend rates would have the following effects as of October 30, 2004:
                                                    1% Increase  1% Decrease
                                                    -----------  -----------
         Total of service and  interest  cost
         components                                          $6         $(5)
         Postretirement benefit obligation                  $81        $(68)

         Plan Assets and Expected Returns
         --------------------------------
         The Postretirement Plan is unfunded and the Company plans to fund benefits as they are due and payable. Therefore no asset allocation or target allocation is presented.

         Estimated future Benefit Payments
         ---------------------------------
         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

                                        Other Post
                                        Retirement
                       Fiscal Year         Plan
                       -----------      ---------
                       2005                 $ 36
                       2006                  260
                       2007                  402
                       2008                  404
                       2009                  405
                       2010 to 2014        2,165
                                           -----
                       Total              $3,672
                                          ======

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

         The accrued liability under SFAS No. 112 as of October 30, 2004 and November 1, 2003 was $536,000 and $454,000, respectively.

Note 17 -Earnings Per Share
         ------------------
                                         Fiscal 2004   Fiscal 2003  Fiscal 2002
                                         -----------   -----------  -----------
         Basic EPS
         ---------
            Net income available
            to common shareholders     $     1,800   $     2,283   $     3,240
                                       ============  ============  ===========

            Weighted average shares
              outstanding                  987,132       986,789     1,024,235
                                       ------------  ------------  -----------
            Per share amount           $      1.82   $      2.31   $      3.16
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
                                       ============  ============  ===========

Note 18 -Noncash Investing and Financing Activities
         ------------------------------------------
         During fiscal 2004, 2003 and 2002, the Company retired property and equipment with an original cost of $2,838,000, $7,280,000 and $37,000 and accumulated depreciation of $2,835,000, $7,117,000 and $33,000, respectively.

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


Note 19 -Acquisition
         -----------
         During fiscal 2004, the Company acquired the assets of a store, excluding inventory, for $1,000,000 (the "Purchase Price") .The Purchase Price was allocated $75,000 to Leasehold Improvements, $389,000 to Equipment and $536,000 to Intangible Assets as a bargain lease.

Note 20 -Unaudited Summarized Consolidated Quarterly Information
         -------------------------------------------------------
         Summarized quarterly information for the years ended October 30, 2004 and November 1, 2003 was as follows:

                                         Thirteen Weeks Ended
                                    --------------------------------------------
                                  January 31,  May 1,    July 31,   October 30,
                                       2004      2004       2004        2004
                                       ----      ----       ----        ----
         Sales                     $294,715  $ 279,043    $ 302,799   $ 298,642
         Gross profit                77,100     74,411       80,268      78,140
         Net income (loss)            1,240        956          496        (892)
         Earnings (loss) available
         per share:
            Basic                      1.26        .97          .50     (.91)
            Diluted                    1.22        .93          .48     (.91)


            The fourth quarter ended October 30, 2004 includes a pre-tax impairment charge of $1,198,000 (see Note 1).

                                               Thirteen Weeks Ended
                                               --------------------
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


                                              Additions
                                              ---------
                           Balance    Charge to  Charge to               Balance
                        at beginning  costs and    other                 at end
   Description             of year    expenses   accounts   Deductions   of year
   -----------             -------    --------   --------   ----------   -------
Fiscal year ended
October 30, 2004
 Allowance for doubtful
 accounts (deducted from
 receivables and other
 current assets).        $     983     $   478          -   $    95 (1) $ 1,366
                         =========     =======  =========   =========== ========
Fiscal year ended
November 1, 2003
 Allowance for doubtful
 accounts (deducted
 from receivables and
 other current assets)   $     684     $   359  $       -   $    60 (1) $   983
                         =========     =======  =========   =========== ========
Fiscal year ended
November 2, 2002
 Allowance for doubtful
 accounts (deducted from
 receivables and other
 current assets)         $    873      $   266  $       -  $    455 (1) $   684
                         ========      =======  =========  ============ ========


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

      Participant was paid bonus or incentive compensation of $10,000 in each of calendar years 1997, 1998, 1999, 2000, 2001 and 2002.

           Calendar Year                        Annual Compensation
           -------------                        -------------------
                1991                                $  90,000
                1992                                   94,000
                1993                                   98,000
                1994                                  102,000
                1995                                  106,000
                1996                                  110,000
                1997                                  114,000
                1998                                  118,000
                1999                                  128,000
                2000                                  132,000
                2001                                  136,000
           2002 (through                              109,500

        September 30, 2002)

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

                                                                   Exhibit 23.1

         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-65328, No. 333-108508) of Foodarama Supermarkets, Inc. and Subsidiaries, of our report dated January 27, 2005 relating to the consolidated financial statements for the fiscal year ended October 30, 2004, which is included in this Form 10-K/A filing. We also consent to the reference to our firm under the heading "Experts" in the prospectus included in the above-referenced Registration Statement and amendment thereto.









Edison, New Jersey

February 25, 2005

                                                                   EXHIBIT 31.1
                                  CERTIFICATION

I, Richard J. Saker, certify that:

      I have reviewed this report on Form 10-K/A of Foodarama Supermarkets, Inc.;

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

Date:  February 25, 2005                  /s/ RICHARD J. SAKER
                                          --------------------
                                          (Signature)
                                          Richard J. Saker
                                          Chief Executive Officer

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

I, Michael Shapiro, certify that:

      I have reviewed this report on Form 10-K/A of Foodarama Supermarkets, Inc.;

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

Date:  February 25, 2005                  /s/ MICHAEL SHAPIRO
                                          -------------------
                                         (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K/A for the year ended October 30, 2004 as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  February 25, 2005                  /s/ RICHARD J. SAKER
                                          --------------------
                                         (Signature)
                                          Richard J. Saker
                                          Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-K/A for the year ended October 30, 2004 as filed with the Securities and Exchange Commission on or about the date hereof (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  February 25, 2005                  /s/ MICHAEL SHAPIRO
                                          -------------------
                                         (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer