Form 10-Q
period 2005-01-29
FOODARAMA SUPERMARKETS INC
filed 2005-03-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the quarterly period ended: January 29, 2005

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

    New Jersey                                                     21-0717108
   --------------------------------                               --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  __X__       No ____
----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes____    No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                                                               OUTSTANDING AT
 CLASS                                                         March 11, 2005
--------                                                       --------------

Common Stock                                                   987,617 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------

                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets January 29, 2005 and October 30, 2004

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended January 29, 2005 and January 31, 2004

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended January 29, 2005 and January 31, 2004

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

PART I. FINANCIAL INFORMATION
-----------------------------

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands)
                                                  January 29,        October 30,
                                                      2005              2004
                                                 (Unaudited)             (1)
                                                 -----------         -----------
ASSETS

Current assets:
 Cash and cash equivalents                         $   6,286           $  6,001
 Merchandise inventories                              57,137             57,123
 Receivables and other current assets                  8,016              8,456
 Prepaid and refundable income taxes                     527                170
 Related party receivables - Wakefern                  7,665             14,799
                                                   ---------           --------
                                                      79,631             86,549
                                                   ---------           --------

Property and equipment:
 Land                                                    308                308
 Buildings and improvements                            1,220              1,220
 Leasehold improvements                               60,678             60,488
 Equipment                                           162,711            161,554
 Property under capital leases                       152,354            152,354
 Construction in progress                                 60                 60
                                                    --------            -------
                                                     377,331            375,984
 Less accumulated depreciation and
  amortization                                       145,632            140,138
                                                    --------            -------
                                                     231,699            235,846
                                                    --------            -------
Other assets:
 Investments in related parties                       17,655             17,655
 Goodwill                                              1,715              1,715
 Intangible assets, net                                1,446              1,493
 Other                                                 3,341              3,339
 Related party receivables - Wakefern                  2,076              2,039
                                                    --------            -------
                                                      26,233             26,241
                                                    --------            -------

                                                    $337,563           $348,636
                                                    ========           ========
                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 2004.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands except share data)

                                                   January 29,       October 30,
                                                      2005              2004
                                                   (Unaudited)           (1)
                                                   -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                 $    8,956          $  8,415
 Current portion of long-term debt,
  related party                                           925               867
 Current portion of obligations under
  capital leases                                        1,869             1,727
 Current income taxes payable                             994               408
 Deferred income taxes                                  1,579             1,579
 Accounts payable:
  Related party-Wakefern                               46,458            39,639
  Others                                               10,333            14,384
 Accrued expenses                                      13,123            15,236
                                                      -------           -------
                                                       84,237            82,255
                                                      -------           -------

Long-term debt                                         50,774            63,051
Long-term debt, related party                           3,318             3,590
Obligations under capital leases                      141,974           142,504
Deferred income taxes                                   1,851             2,292
Other long-term liabilities                            13,838            13,711
                                                      -------           -------
                                                      211,755           225,148
                                                      -------           -------
Commitments and Contingencies

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000 shares;
  issued 1,621,767 shares; outstanding 987,617 shares   1,622            1,622
 Capital in excess of par                               4,168            4,168
 Deferred compensation                                   (495)            (580)
 Retained earnings                                     51,592           51,339
 Accumulated other comprehensive income:
   Minimum pension liability                           (3,140)          (3,140)
                                                     ---------         ---------
                                                       53,747           53,409
 Less 634,150 shares, held in treasury, at cost        12,176           12,176
                                                     ---------         ---------
                                                       41,571           41,233
                                                     ---------        ----------
                                                    $ 337,563        $ 348,636
                                                    ==========       ===========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 2004.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Operations - Unaudited
-----------------------------------------------------------
(In thousands - except share data)


                                                             13 Weeks Ended
                                                      --------------------------

                                                      January 29,    January 31,
                                                         2005           2004
                                                      -----------    -----------

Sales                                                  $ 317,589     $ 293,843

Cost of goods sold                                       237,482       217,615
                                                       ----------    ----------

Gross profit                                              80,107        76,228

Selling, general and administrative expenses              75,075        70,471
                                                       ----------    ----------
Earnings from operations                                   5,032         5,757
                                                       ----------    ----------

Other income (expense):
  Interest expense                                        (4,660)      (3,784)
  Interest income                                             36           27
                                                       -----------   ----------
                                                          (4,624)      (3,757)
                                                       -----------   ----------

Earnings before income tax provision                         408        2,000

Income tax provision                                        (155)        (760)
                                                       -----------   ----------
Net income                                             $     253     $  1,240
                                                       ===========   ==========

Per share information:
Net income per common share:
          Basic                                        $    .26      $   1.26
                                                       ==========    =========
          Diluted                                      $    .24      $   1.22
                                                       ==========    =========

Weighted average shares outstanding:
          Basic                                         987,617       986,867
                                                      ===========   =========
          Diluted                                     1,035,753     1,013,049
                                                      ===========   =========

Dividends per common share                                   -0-          -0-
                                                      ===========   =========


See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Cash Flows - Unaudited
-----------------------------------------------------------
(In thousands)

                                                           13 Weeks Ended
                                                    ----------------------------
                                                    January 29,      January 31,
                                                        2005             2004
                                                     --------           ------
Cash flows from operating activities:
  Net income                                        $     253        $    1,240
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                        5,494             4,685
    Amortization, intangibles                              47                26
    Amortization, deferred financing costs                244               177
    Amortization, deferred rent escalation                (80)              (76)
    Provision to value inventory at LIFO                  238               280
    Deferred income taxes                                (441)              (30)
    Amortization of deferred compensation                  86               124
   (Increase) decrease in
      Merchandise inventories                            (252)             (814)
      Receivables and other current assets               (335)              261
      Prepaid and refundable income taxes                (357)              891
      Other assets                                       (246)             (318)
      Related party receivables-Wakefern                7,097             6,846
    Increase (decrease) in Accounts payable             2,768             3,487
      Income taxes payable                                586             1,084
      Other liabilities                                (1,907)            1,055
                                                    -----------        ---------
                                                       13,195            18,918
                                                    -----------        ---------
Cash flows from investing activities:
  Decrease in construction advance due from landlords     775             6,061
  Increase in construction advance due from landlords       -            (5,481)
  Cash paid for the purchase of property and equipment (1,347)           (3,861)
  Cash paid for construction in progress                    -            (1,258)
                                                    ----------         ---------
                                                         (572)           (4,539)
                                                    ----------         ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                            -             2,359
  Principal payments under long-term debt             (11,736)          (15,088)
  Principal payments under capital lease obligations     (388)             (454)
  Principal payments under long-term debt,related party  (214)             (268)
  Deferred financing and other costs                        -                 -
                                                    ----------        ----------
                                                      (12,338)          (13,451)
                                                    ----------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   285               928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          6,001             5,252
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  6,286           $ 6,180
                                                    ==========        ==========

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note 1    Basis of Presentation
-------------------------------

The unaudited Consolidated Condensed Financial Statements as of or for the period ending January 29, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 2004 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and Form 10-K/A for the year ended October 30, 2004.

At January 29, 2005 and October 30, 2004, approximately 81% and 82%, respectively, of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $3,978,000 and $3,740,000 higher than reported at January 29, 2005 and October 30, 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No.

153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company will adopt this statement in the third quarter of fiscal 2005 and it is not expected to have a material effect on the financial statements when adopted.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the Internal Revenue Service before completing its assessment of the impact of adopting FSP FAS 109-1 on its financial statements.

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

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                          Thirteen Weeks
                                              Ended
                                     ------------------------
                                      (In thousands, except
                                        per share amounts)
                                     ------------------------
                                     January 29, January 31,
                                         2005       2004
                                     ------------------------
Net inc                              $      253     $  1,240
Add:
Stock-based employee compensation
expense included in reported net
income, net of related tax
effects                                      52           56

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax
effects                                     (71)       ( 76)

                                     ------------------------
Pro forma net income                 $      234    $  1,220
                                     ========================
Earnings per share:

Basic, as reported                   $      .26    $  1.26
                                     ========================
Basic, pro forma                     $      .24    $  1.24
                                     ========================
Diluted, as reported                 $      .24    $  1.22
                                     ========================
Diluted, pro forma                   $      .23    $  1.20
                                     ========================

Note 4  Employee Benefit Plans
------------------------------

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 weeks ended January 29, 2005 and January 31, 2004 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                             13 Weeks Ended
-------------                             --------------
                                     January 29, 2005  January 31.2004
                                     ----------------  ---------------
Service cost                             $ 123              $ 62
Interest cost                              132               172
Expected return on plan assets            (134)             (118)
Settlement (gain) loss recognized            -                 -
Amortization of prior service cost          11                12
Recognized net actuarial loss               95                91
                                         ------            ------
Net periodic benefit cost                $ 227             $ 219
                                         ======            ======




Other Postretirement Plan                    13 Weeks Ended
-------------------------                    --------------
                                    January 29, 2005  January 31, 2004
                                    ----------------  ----------------
Service cost                               $ 46                $ 42
Interest cost                                83                  78
Amortization of prior service cost           21                  20
Recognized net actuarial loss                46                  51
                                           ----                ----
Net periodic benefit cost                 $ 196               $ 191
                                          =====               =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K/A filed with the SEC on February 28, 2005, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,246,000 to its pension plans during fiscal 2005. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $311,000 during the thirteen weeks ended January 29, 2005, and anticipates contributing approximately $935,000 more for expected future benefit payments during the remainder of fiscal 2005.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. There were no benefit payments made during the 13 weeks ended January 29, 2005.

Part I - Item 2 Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

OVERVIEW
--------

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

Certain categories of selling, general and administrative expenses have increased disproportionately in comparison to our sales growth and to inflation in the last three years. We have experienced substantial increases in employee health and pension costs under union contracts and for non-union associates. Additionally, the cost of utilities to operate our stores increased dramatically in fiscal 2004. This trend has continued in fiscal 2005.

We look at a variety of indicators to evaluate our performance, such as same store sales; sales per store; sales per selling square foot; percentage of total sales by department; shrink by department and store; departmental gross profit margins; sales per man hour; hourly labor rates; and percent of overtime.

Critical Accounting Policies and Estimates
------------------------------------------
Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, inventory valuation, patronage dividends earned as a stockholder of Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended October 30, 2004. As of January 29, 2005 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 29, 2005 the Company owed $13,750,000 on the Term Loan and $20,000,000 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of January 29, 2005:

--------------------------------------------------------------------------------
                                                                  Actual
                                                             (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $26,000,000           $ 27,318,000
--------------------------------------------------------------------------------
Leverage Ratio  (1)(2)      Less than 3.0 to 1.00              2.34 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          1.79 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $4,117,000  (5) (7)      $  1,272,000 (6)
--------------------------------------------------------------------------------

Store Project Capex         Less than $27,269,000 (5) (7)      $     75,000 (6)
--------------------------------------------------------------------------------


(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases, non-cash write downs and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($286,000 in the first quarter of fiscal
      2005) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5) Represents limitations on capital expenditures for fiscal 2005. For fiscal 2005 the Company has budgeted $8,117,000 for capital expenditures. Any unused amounts available under the Credit Agreement will be carried forward to future periods.

(6)   Represents capital expenditures for fiscal 2005.

(7) Includes amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2005: $117,000 for Adjusted Capex and $1,251,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital
---------------

At January 29, 2005, the Company had a working capital deficiency of $4,606,000 as compared to working capital of $4,294,000 at October 30, 2004 and a working capital deficiency of $8,343,000 at January 31, 2004. Since the end of fiscal 2004, working capital declined and a deficiency was created as a result of the collection of related party receivables from Wakefern related to the fiscal 2004 patronage dividend receivable and the increase in related party accounts payable to Wakefern resulting from increased sales and the deferral of payment for Wakefern promotional programs. Funds used to pay these accounts payable will come from the revolving credit facility thereby increasing the Revolving Note which is classified as long-term borrowings. This will result in a corresponding increase in working capital.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.



Working capital ratios were as follows:

      January 29, 2005            .95 to 1.0
      October 30, 2004           1.05 to 1.0
      January 31, 2004            .90 to 1.0



Cash flows (in millions) were as follows:

                                                Thirteen Weeks Ended
                                                --------------------
                                                1/29/05      1/31/04
                                                -------      -------
Operating activities                             $ 13.2       $ 18.9
Investing activities                                (.6)        (4.5)
Financing activities                              (12.3)       (13.5)
                                                --------      -------
       Totals                                    $   .3       $   .9
                                                ========      =======

The Company had $13,172,000 of available credit, at January 29, 2005, under its revolving credit facility. The Company has no capital commitments for leasehold improvements or equipment as of January 29, 2005. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2005.

For the 13 weeks ended January 29, 2005 depreciation was $5,494,000 while capital expenditures totaled $1,347,000, compared to $4,685,000 and $5,119,000, respectively, in the prior year period. The increase in depreciation was the result of depreciation for the equipment and leasehold improvements for the two new locations opened in fiscal 2004 as well as the additional capitalized real estate lease and the modified capitalized real estate lease related to these locations. Capital expenditures in the first quarter of fiscal 2005 decreased as compared to capital expenditures in the first quarter of fiscal 2004 when two new locations were under construction and the remodeling and expansion of the East Brunswick New Jersey location was substantially completed.

The following table summarizes our contractual obligations at January 29, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                              Payments Due By Period
--------------------------------------------------------------------------------
                                       Less Than      2-3       4-5      After 5
--------------------------------------------------------------------------------
Contractual Obligations         Total    1 Year      Years      Years      Years
                                              (Dollars In Thousands)
--------------------------------------------------------------------------------
Long-term debt                $  59,730  $ 8,956    $24,351  $ 26,423  $      -
--------------------------------------------------------------------------------
Interest  on Long  Term Debt (1) 14,295    4,345      7,035    2,915
--------------------------------------------------------------------------------
Related party debt,
  non interest bearing            4,243      925      1,804     998         516
--------------------------------------------------------------------------------
Capital lease obligations (2)   350,296   15,957     31,470  31,768     271,101
--------------------------------------------------------------------------------
Operating leases (2)             61,723    9,679     15,492  11,687      24,865
--------------------------------------------------------------------------------
Other Liabilities (3)             4,614    1,043        698   1,249       1,624
--------------------------------------------------------------------------------
Purchase obligations -
  leaseholds and equipment            -        -          -       -           -
--------------------------------------------------------------------------------
Lease commitments - stores
 under construction                   -        -          -       -           -
--------------------------------------------------------------------------------
Total                         $ 494,901  $40,905    $80,850 $75,040    $298,106
                              =========  =======    ======= =======    ========
--------------------------------------------------------------------------------

 (1) Includes interest expense at estimated interest rates of 6.50% to 7.50% on variable rate debt of $54,311 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $5,419.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3) Other liabilities include estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations based on available actuarial data.

Results  of   Operations   (13 weeks ended January 29, 2005 compared to 13 weeks
------------------------   ended January 31, 2004)

Sales:
------

Sales for the current period totaled $317.6 million as compared to $293.8 million in the prior year period. This represents an increase of 8.1%. Sales for the current quarter included the operations of the new locations opened in April and May 2004 in Lawrenceville and Aberdeen, New Jersey, respectfully, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The location in Aberdeen replaced an older, smaller store in the same location.

Same store sales from the twenty three stores in operation in both periods increased .3%. Comparable store sales increases were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of our new locations.

Gross Profit:
-------------

Gross profit as a percent of sales decreased to 25.2% in the first quarter of fiscal 2005 compared to 25.9% for the comparable period in fiscal 2004. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $2.5 million in the current year period compared to $2.4 million in the prior year period.

The decrease in gross profit was the result of programs implemented in certain of the Company's stores to address competitive store openings (.36%) and an increase in shrink (.36%). Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $75.1 million in the first quarter of fiscal 2005 compared to $70.5 million for the comparable period in fiscal 2004. Selling, general and administrative expenses as a percent of sales were 23.6% versus 24.0% in the prior year period. Decreases in labor and administration and an increase in miscellaneous income were partially offset by increases in fringe benefits, depreciation and occupancy costs. Although labor decreased as a percent of sales, labor expense increased from $28,212,000 to $29,389,000. The decrease in labor as a percent of sales was due to improved efficiency in the locations opened in fiscal 2003 and the increase in labor expense was due to two additional locations, the replacement of a smaller store and the enlargement of an additional location in fiscal 2004. Administration decreased as several components increased at a slower rate than the increase in sales and the incentive compensation accrual for administrative personnel decreased based upon operating results for the current quarter. Administration costs declined from $5,184,000 to $4,769,000. The increase in miscellaneous income was due to increased baling and coupon handling income. Miscellaneous income increased from $549,000 to $778,000. The increase in fringe benefits was the result of contractual increases. Fringe benefits increased from$12,215,000 to $13,733,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened during 2004 in Lawrenceville and Aberdeen, New Jersey, the completion in January 2004 of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location in October 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store. Depreciation increased from $4,685,000 to $5,494,000. The increase in occupancy costs was primarily the result of increases in utility costs, real estate tax expense and common area maintenance expense. Occupancy increased from $8,958,000 to $10,070,000.

 As a percentage of sales, labor decreased .35%, administration decreased .26% and miscellaneous income increased .05%. These decreases were partially offset by an increase in fringe benefits of .16%, depreciation, including depreciation on capitalized leases, of .14% and occupancy of .12%.

Interest Expense:
-----------------

Interest expense increased to $4,660,000 from $3,784,000, while interest income was $36,000 compared to $27,000 for the prior year period. The increase in interest expense for the current year period was due to a net increase in average outstanding debt, including capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $253,000 in the current year period compared to $1,240,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,737,000 as compared to $10,569,000 in the prior year period. Net income per common share on a diluted basis was $.24 in the current year period compared to $1.22 in the prior year period. Per share calculations are based on 1,035,753 shares outstanding in the current year period and 1,013,049 shares outstanding in the prior year period.

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


                                        Thirteen Weeks Ended
                                        --------------------
                                  January 29, 2005        January 31, 2004
                                  ----------------        ----------------

Net income                         $   253,000             $ 1,240,000
Add:
 Interest expense, net               4,624,000               3,757,000
 Income tax provision                  155,000                 760,000
 Depreciation                        5,494,000               4,685,000
 Amortization                          211,000                 127,000
                                   -----------             -----------
EBITDA                             $10,737,000             $10,569,000
                                   ===========             ===========


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Except for indebtedness under the Credit Agreement, which is variable rate financing, the balance of our indebtedness is fixed rate financing. We believe that our exposure to market risk relating to interest rate risk is not material. The Company believes that its business operations are not exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures
-------------------------------

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



        Item 6.  Exhibits
        -----------------

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



                                                   FOODARAMA  SUPERMARKETS, INC.
                                                   -----------------------------
                                                           (Registrant)


Date: March 14, 2005                                 /S/    MICHAEL SHAPIRO
                                                     --------------------------
                                                               (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President,
                                                     Chief Financial Officer


Date: March 14, 2005                                 /S/    THOMAS H. FLYNN
                                                     --------------------------
                                                              (Signature)
                                                    Thomas H. Flynn
                                                    Vice President,
                                                    Principal Accounting Officer

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


Date:  March 11, 2005                           /s/ RICHARD J. SAKER
                                                -------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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


Date: March 11, 2005                            /s/ MICHAEL SHAPIRO
                                                ------------------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 29, 2005 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 11, 2005                           /s/ RICHARD J. SAKER
                                                ------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 29, 2005 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 11, 2005                     /s/ MICHAEL SHAPIRO
                                          ------------------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer