Form 10-Q
period 2005-04-30
FOODARAMA SUPERMARKETS INC
filed 2005-06-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: April 30, 2005

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

    New Jersey                                                    21-0717108
   --------------------------------                               ----------
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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  ____    No  __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                                                                OUTSTANDING AT
 CLASS                                                          June 10, 2005
--------                                                        --------------

Common Stock                                                    988,117 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------

                 PART I.   FINANCIAL INFORMATION
                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets April 30, 2005 and October 30, 2004

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended April 30, 2005 and May 1, 2004

                                    Unaudited Consolidated Condensed Statements of Operations for the twenty six weeks ended April 30, 2005 and May 1, 2004

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the twenty six weeks ended April 30, 2005 and May 1, 2004

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

PART I. FINANCIAL INFORMATION
-----------------------------

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands)
                                                   April 30,         October 30,
                                                    2005                2004
                                                 (Unaudited)             (1)
                                                 -----------         -----------

ASSETS

Current assets:
 Cash and cash equivalents                          $ 5,076            $ 6,001
 Merchandise inventories                             54,367             57,123
 Receivables and other current assets                 6,638              8,456
 Prepaid and refundable income taxes                  1,249                170
 Related party receivables - Wakefern                 7,879             14,799
                                                    -------            -------
                                                     75,209             86,549
                                                    -------            -------

Property and equipment:
 Land                                                   308                308
 Buildings and improvements                           1,220              1,220
 Leasehold improvements                              61,072             60,488
 Equipment                                          163,097            161,554
 Property under capital leases                      152,354            152,354
 Construction in progress                                64                 60
                                                    -------            -------
                                                    378,115            375,984
 Less accumulated depreciation and
  amortization                                      151,130            140,138
                                                    -------            -------

                                                    226,985            235,846
                                                    -------            -------
Other assets:
 Investments in related parties                      17,655             17,655
 Goodwill                                             1,715              1,715
 Intangible assets, net                               1,398              1,493
 Other                                                3,534              3,339
 Related party receivables - Wakefern                 2,112              2,039
                                                    -------            -------
                                                     26,414             26,241
                                                    -------            -------
                                                   $328,608           $348,636
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

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands except share data)

                                                       April 30,     October 30,
                                                         2005            2004
                                                     (Unaudited)         (1)
                                                     -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                      $  8,973       $  8,415
 Current portion of long-term debt,
  related party                                              925            867
 Current portion of obligations under
  capital leases                                           1,873          1,727
 Current income taxes payable                                162            408
 Deferred income taxes                                     1,579          1,579
 Accounts payable:
  Related party-Wakefern                                  37,494         39,639
  Others                                                   9,877         14,384
 Accrued expenses                                         14,176         15,236
                                                         -------        -------
                                                          75,059         82,255
                                                         -------        -------

Long-term debt                                            51,909         63,051
Long-term debt, related party                              3,128          3,590
Obligations under capital leases                         141,544        142,504
Deferred income taxes                                      1,285          2,292
Other long-term liabilities                               13,964         13,711
                                                        --------        -------
                                                         211,830        225,148
                                                        --------        -------
Commitments and Contingencies

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000 shares;
  issued 1,621,767 shares; outstanding 988,117 shares
  April 30, 2005; 987,617 shares October 30, 2004         1,622           1,622
 Capital in excess of par                                 4,168           4,168
 Deferred compensation                                     (411)           (580)
 Retained earnings                                       51,646          51,339
 Accumulated other comprehensive income:
   Minimum pension liability                             (3,140)         (3,140)
                                                      ----------       ---------
                                                         53,885          53,409
 Less 633,650 shares April 30, 2005; 634,150 shares
    October 30, 2004, held in treasury, at cost          12,166          12,176
                                                      ---------        ---------
                                                         41,719          41,233
                                                      ---------        ---------
                                                      $ 328,608       $ 348,636
                                                      =========        =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 2004. See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Operations - Unaudited
-----------------------------------------------------------
(In thousands - except share data)
                                                              13 Weeks Ended
                                                           ---------------------
                                                           April 30,      May 1,
                                                             2005          2004
                                                          ---------     --------

Sales                                                      $ 292,035  $ 278,693

Cost of goods sold                                           214,947    204,632
                                                           ---------  ----------

Gross profit                                                  77,088     74,061

Selling, general and administrative expenses                  72,394     68,701
                                                           ---------  ---------
Earnings from operations                                       4,694      5,360
                                                           ---------  ---------
Other income (expense):
  Interest expense                                            (4,637)    (3,854)
  Interest income                                                 31         37
                                                           ---------- ----------
                                                              (4,606)    (3.854)
                                                           ---------- ----------
Earnings before income tax provision                              88      1,543

Income tax provision                                             (34)      (587)
                                                           ---------- ----------
Net Income                                                 $      54    $   956
                                                           ========== ==========

Per share information:
Net income per common share:
                 Basic                                     $     .05    $   .97
                                                           ========== ==========
                 Diluted                                   $     .05    $   .93
                                                           ========== ==========
Weighted average shares outstanding:
                 Basic                                       987,662    986,867
                                                           ---------- ----------
                 Diluted                                   1,032,098  1,026,595
                                                           ========== ==========

Dividends per common share                                     -0-        -0-
                                                           ========== ==========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Operations - Unaudited
-----------------------------------------------------------
(In thousands - except share data)
                                                                 26 Weeks Ended
                                                            -------------------

                                                            April 30,     May 1,
                                                              2005         2004
                                                            ---------    -------

Sales                                                      $ 609,624  $ 572,536

Cost of goods sold                                           452,429    422,247
                                                           ---------- ---------

Gross profit                                                 157,195    150,289

Selling, general and administrative expenses                 147,469    139,172
                                                           ---------- ---------
Earnings from operations                                       9,726     11,117
                                                           ---------- ---------

Other income (expense):
  Interest expense                                            (9,297)    (7,638)
  Interest income                                                 67         64
                                                          ----------- ----------
                                                              (9,230)    (7,574)
                                                          ----------- ----------

Earnings before income tax provision                             496      3,543

Income tax provision                                            (189)    (1,347)
                                                          ----------- ----------
Net income                                                $      307      2,196
                                                          ===========  =========

Per share information:
Net income per common share:
                 Basic                                    $     .31    $   2.23
                                                          ===========  =========
                 Diluted                                  $     .29    $   2.15
                                                          ===========  =========

Weighted average shares outstanding:
                 Basic                                      987,638     986,867
                                                          ===========  =========
                 Diluted                                  1,033,451   1,020,607
                                                          ===========  =========

Dividends per common share                                    -0-        -0-
                                                          ===========  =========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Cash Flows - Unaudited
-----------------------------------------------------------
(In thousands)
--------------
                                                              26 Weeks Ended
                                                            --------------------
                                                           April 30,      May 1,
                                                             2005          2004
                                                           -------       -------
Cash flows from operating activities:
Net income                                               $   307       $  2,196
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                              10,992          9,566
Amortization, intangibles                                     95             52
Amortization, deferred financing costs                       380            325
Amortization, deferred rent escalation                      (161)          (150)
Provision to value inventory at LIFO                         428            525
Deferred income taxes                                     (1,007)          (166)
Amortization of deferred compensation                        168            204
(Increase) decrease in
  Merchandise inventories                                  2,328         (1,903)
  Receivables and other current assets                     1,043            409
  Prepaid and refundable income taxes                     (1,079)           368
  Other assets                                              (575)          (436)
  Related party receivables-Wakefern                       6,847          5,767
Increase (decrease) in
  Accounts payable                                        (6,652)         3,432
  Income taxes payable                                      (246)          (728)
  Other liabilities                                         (645)         1,471
                                                          -------     ----------
                                                          12,223         20,932
                                                          -------     ----------
Cash flows from investing activities:
  Decrease in construction advance due from landlords        775          9,905
  Increase in construction advance due from landlords          -         (9,816)
  Cash paid for the purchase of property and equipment    (2,127)       (15,745)
  Cash paid for construction in progress                      (4)        (3,875)
                                                          -------      ---------
                                                          (1,356)       (19,531)
                                                          -------      ---------
Cash flows from financing activities:
  Proceeds from issuance of debt                               -          7,123
  Principal payments under long-term debt                (10,584)        (7,989)
  Principal payments under capital lease obligations        (814)          (834)
  Principal payments under long-term debt, related party    (404)          (501)
  Deferred financing and other costs                           -            (82)
  Proceeds from exercise of stock options                     10              -
                                                         ---------    ----------
                                                         (11,792)        (2,283)
                                                         ---------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (925)          (882)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,001          5,252
                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  5,076       $  4,370
                                                        =========      =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note 1    Basis of Presentation
-------------------------------

The unaudited Consolidated Condensed Financial Statements as of, or for, the period ending April 30, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 2004 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended October 30, 2004.

At both April 30, 2005 and October 30, 2004, approximately 82% of merchandise inventories were valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $4,168,000 and $3,740,000 higher than reported at April 30, 2005 and October 30, 2004, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------

In November 2004, the Financial Accounting Standards Board (the "FASB) issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for the fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company's first quarter of fiscal year 2006 beginning October 30, 2005. The Company has not yet assessed the impact on adopting this new standard.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of Financial Accounting Standard (FAS) No. 143, `Accounting for Asset Retirement Obligations.'" FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard does not have an impact on the Company's financial statements.

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No.46, or FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities," or FSP FIN 46(R)-5. FSP FIN 46(R)-5 provides guidance for a reporting enterprise on whether we hold an implicit variable interest in Variable Interest Entities, or VIEs, or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51," or FIN 46(R). We have determined the adoption of FSP FIN 46(R)-5 will not have an impact on our results of operations and financial condition.

In May 2005, the FASB issued FASB Statement No. 154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB Statement No.154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                         Thirteen Weeks         Twenty Six Weeks
                                              Ended                   Ended
                                     -------------------------------------------
                                    (In thousands, except  (In thousands, except
                                      per share amounts)      per share amounts)
                                     -------------------------------------------
                                     April 30,    May 1,     April 30,    May 1,
                                        2005        2004        2005        2004
                                     -------------------------------------------
Net income - as reported                $   54    $     956  $     307  $ 2,196
Add:
Stock-based employee compensation
expense, determined under the
intrinsic value method, included in
reported net income, net of related
tax effects                                 52           54        104      108

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax
effects                                    (71)       ( 74)       (142)    (148)
                                     -------------------------------------------

Pro forma net income                    $   35     $   936    $   269   $ 2,156
                                     ===========================================
Earnings per share:

Basic, as reported                      $  .05     $   .97    $   .31   $  2.23
                                     ===========================================

Basic, pro forma                        $  .04     $   .95    $   .27   $  2.18
                                     ===========================================

Diluted, as reported                    $  .05     $   .93    $   .29   $  2.15
                                     ===========================================

Diluted, pro forma                      $  .03     $   .91    $   .26   $  2.11
                                     ===========================================



Note 4  Employee Benefit Plans
------------------------------

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 and 26 weeks ended April 30, 2005 and May 1, 2004 (in thousands):

Components of Net Periodic Benefit Cost:


Pension Plans                  13 Weeks Ended             26 Weeks Ended
-------------                   --------------             --------------
                        April 30, 2005  May 1, 2004   April 30, 2005 May 1, 2004
                        --------------  -----------   -------------- -----------
Service cost                    $ 123         $ 85            $ 246      $ 169
Interest cost                     132          138              264        276
Expected return on plan
assets                           (134)        (118)            (268)      (235)
Settlement (gain) loss
recognized                          -            -                -          -
Amortization of prior
service cost                       11           11               22         22
Recognized net actuarial
loss                               95           99              190        198
                               ------      -------           ------      -----
Net periodic benefit cost      $  227      $   215           $  454      $ 430
                               ======      =======           ======      =====


Other Postretirement Plan         13 Weeks Ended         26 Weeks Ended
-------------------------         --------------         --------------
                         April 30, 2005  May 1, 2004  April 30, 2005 May 1, 2004
                         --------------  -----------  -------------- -----------
Service cost                       $ 46         $ 42          $ 92        $ 85
Interest cost                        83           79           166         157
Amortization of prior service cost   21           19            42          40
Recognized net actuarial loss        46           51            92         102
                                   ----         ----          ----        ----
Net periodic benefit               $196         $191         $ 392       $ 384
                                   ====         ====         =====       =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K/A filed with the SEC on February 28, 2005, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,246,000 to its pension plans during fiscal 2005. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $562,000 during the twenty six weeks ended April 30, 2005, and anticipates contributing approximately $684,000 more for expected future benefit payments during the remainder of fiscal 2005.
Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. There were no benefit payments made during the 26 weeks ended April 30, 2005.

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

Critical Accounting Policies and Estimates
------------------------------------------

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, inventory valuation, patronage dividends earned as a stockholder of Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended October 30, 2004. As of April 30, 2005 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of April 30, 2005 the Company owed $12,500,000 on the Term Loan and $19,286,000 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of April 30, 2005:

                                                                  Actual
                                                           (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $26,000,000           $ 26,702,000
--------------------------------------------------------------------------------
Leverage Ratio (2)          Less than 3.0 to 1.00              2.43 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          1.73 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $4,117,000 (5) (7)       $  2,025,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $27,269,000 (5)(7)       $    106,000 (6)
--------------------------------------------------------------------------------


(1) EBITDA adjusted for non-cash write downs and changes in the LIFO reserve, less minimum lease payments due under capitalized leases.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt, excluding obligations under capitalized leases, and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($1,039,000 in the first half of fiscal
      2005) from Adjusted EBITDA.

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

Working Capital
---------------

At April 30, 2005, the Company had working capital of $150,000 as compared to working capital of $4,294,000 at October 30, 2004 and a working capital deficiency of $5,873,000 at May 1, 2004. Since the end of fiscal 2004, working capital declined as a result of the collection of related party receivables from Wakefern related to the fiscal 2004 patronage dividend receivable partially offset by a decrease in accounts payable-others related to the payment of monies due at the end of fiscal 2004 for construction costs and equipment for new stores and major remodels. These transactions resulted in a net decrease in the Revolving Note which is classified as long-term borrowings.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      April 30, 2005            1.00 to 1.0
      October 30, 2004          1.05 to 1.0
      May 1, 2004                .93 to 1.0

Cash flows (in millions) were as follows:

                                             Twenty Six Weeks Ended
                                          ---------------------------
                                          April 30, 2005   May  1, 2004
                                          --------------   ------------

Operating activities                      $ 12.2          $ 20.9
Investing activities                        (1.3)         ( 19.5)
Financing activities                       (11.8)           (2.3)
                                          -------         -------
       Totals                             $  (.9)         $  (.9)
                                          =======         =======

The Company had $8,419,000 of available credit, at April 30, 2005, under its revolving credit facility. The Company has no capital commitments for leasehold improvements or equipment as of April 30, 2005. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2005.

For the 26 weeks ended April 30, 2005 depreciation was $10,992,000 while capital expenditures, excluding capitalized leases, totaled $2,131,000, compared to $9,566,000 and $19,620,000, respectively, in the prior year period. The increase in depreciation was the result of depreciation for the equipment and leasehold improvements for the two new locations opened in fiscal 2004 as well as the additional capitalized real estate lease and the modified capitalized real estate lease related to these locations. Capital expenditures in the first six months of fiscal 2005 decreased as compared to capital expenditures in the first six months of fiscal 2004 when two new locations were opened and the remodeling and expansion of the East Brunswick, New Jersey location was completed.

The following table summarizes our contractual obligations at April 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                                              Payments Due By Period
--------------------------------------------------------------------------------
                                         Less Than      2-3      4-5     After 5
Contractual Obligations         Total      1 Year      Years    Years      Years
                                              (Dollars In Thousands)
--------------------------------------------------------------------------------
Long-term debt                $  60,882    $ 8,973    $32,653  $ 19,256 $    -
--------------------------------------------------------------------------------
Interest  on Long  Term Debt(1)  13,906      4,319      6,693     2,894
--------------------------------------------------------------------------------
Related party debt,
  non interest bearing            4,053        925      1,741     1,043     344
--------------------------------------------------------------------------------
Capital  lease   obligations
(2)                             346,441     15,975     31,383    31,938 267,145
--------------------------------------------------------------------------------
Operating leases (2)             59,153      9,213     15,073    10,993  23,874
--------------------------------------------------------------------------------
Other Liabilities (3)             4,356        850        734     1,690   1,082
--------------------------------------------------------------------------------
Purchase obligations -
  leaseholds and equipment            -          -          -         -       -
--------------------------------------------------------------------------------
Lease commitments - stores
  under construction                  -          -          -         -       -
--------------------------------------------------------------------------------
Total                         $ 488,791    $40,255    $88,277  $ 67,814 $292,445
                              =========    =======    =======  ======== ========


 (1) Includes interest expense at estimated interest rates of 7.50% to 8.00% on variable rate debt of $55,732 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $5,150.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3) Other liabilities include estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations based on available actuarial data.



Results of Operations    (13 weeks ended April 30, 2005 compared to 13 weeks
---------------------     ended May 1, 2004)

Sales:
------

Sales for the current period totaled $292.0 million as compared to $278.7 million in the prior year period. This represents an increase of 4.8%. Sales for the current quarter included the operations of the new locations opened in April and May 2004 in Lawrenceville and Aberdeen, New Jersey, respectfully, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The location in Aberdeen replaced an older, smaller store in the same location.

Same store sales from the twenty three stores in operation in both periods decreased 3.3%. Decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of our new locations were partially offset by comparable store sales increases in locations not affected by competitive openings.

Gross Profit:
------------

Gross profit as a percent of sales decreased to 26.4% in the second quarter of fiscal 2005 compared to 26.6% for the comparable period in fiscal 2004. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $2.3 million in both the current and prior year periods.

The decrease in gross profit was the result of programs implemented in certain of the Company's stores to address competitive store openings (.22%) partially offset by a decrease in shrink (.05%). Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $72.4 million in the second quarter of fiscal 2005 compared to $68.7 million for the comparable period in fiscal 2004. Selling, general and administrative expenses as a percent of sales were 24.8% versus 24.7% in the prior year period. Increases in fringe benefits, depreciation, miscellaneous expense and occupancy costs were partially offset by decreases in labor, pre-opening expense and administration. The increase in fringe benefits was the result of contractual increases in pension and welfare. Fringe benefits increased from $11,697,000 to $12,723,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened during 2004 in Lawrenceville and Aberdeen, New Jersey, the completion in January 2004 of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location in October 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store. Depreciation increased from $4,881,000 to $5,498,000. The increase in occupancy costs was primarily the result of increases in utility costs, repairs and maintenance, real estate tax expense and common area maintenance expense. Occupancy increased from $9,173,000 to $10,399,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation. Although labor decreased as a percent of sales, labor expense increased from $28,569,000 to $29,488,000. The decrease in labor as a percent of sales was due to improved efficiency in the locations opened in fiscal 2003 and the increase in labor expense was due to two additional locations, the replacement of a smaller store and the enlargement of an additional location in fiscal 2004. Administration decreased as several components increased at a slower rate than the increase in sales and the incentive compensation accrual for administrative personnel decreased based upon operating results for the current quarter. Administration costs declined from $4,617,000 to $4,603,000. Pre-opening expense decreased as no new stores were opened in fiscal 2005. One new location was opened in the second quarter of fiscal 2004. Pre-opening costs decreased from $698,000 to zero.

As a percentage of sales, fringe benefits increased .15%, depreciation, including depreciation on capitalized leases, increased .13%, occupancy increased .27% and miscellaneous expense increased .12%. These increases were partially offset by a decrease in labor of .20%, administration of .08% and pre-opening expense of .25%.

Interest Expense:
-----------------

Interest expense increased to $4,637,000 from $3,854,000, while interest income was $31,000 compared to $37,000 for the prior year period. The increase in interest expense for the current year period was due to a net increase in average outstanding debt, including capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $54,000 in the current year period compared to $956,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,295,000 as compared to $10,341,000 in the prior year period. Net income per common share on a diluted basis was $.05 in the current year period compared to $.93 in the prior year period. Per share calculations are based on 1,032,098 weighted average diluted shares outstanding in the current year period and 1,026,595 weighted average diluted shares outstanding in the prior year period.

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


                                        Thirteen Weeks Ended
                              ----------------------------------------
                              April 30, 2005               May 1, 2004
                              --------------               -----------

Net income                     $     54,000                $   956,000
Add:
 Interest expense, net            4,606,000                  3,817,000
 Income tax provision                34,000                    587,000
 Depreciation                     5,498,000                  4,881,000
 Amortization                       103,000                    100,000
                              -------------                -----------

EBITDA                          $10,295,000                $10,341,000
                              =============                ===========

Results of Operations (26 weeks ended April 30, 2005 compared to 26 weeks ended --------------------- May 1, 2004)

Sales:
------

Sales for the current twenty six week period totaled $609.6 million as compared to $572.5 million in the prior year period. This represents an increase of 6.5%. Sales for the current twenty six week period included the operations of the new locations opened in April and May 2004 in Lawrenceville and Aberdeen, New Jersey, respectfully, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The location in Aberdeen replaced an older, smaller store in the same location.

Same store sales from the twenty three stores in operation in both periods decreased 1.5%. Decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of our new locations were partially offset by comparable store sales increases in locations not affected by competitive openings.

Gross Profit:
-------------

Gross profit as a percent of sales decreased to 25.8% in the first twenty six weeks of fiscal 2005 compared to 26.2% for the comparable period in fiscal 2004. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $4.8 million in the current period compared to $4.7 million in the prior year period.

The decrease in gross profit was the result of programs implemented in certain of the Company's stores to address competitive store openings (.29%) and an increase in shrink (.17%). Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $147.5 million in the first twenty six weeks of fiscal 2005 compared to $139.2 million for the comparable period in fiscal 2004. Selling, general and administrative expenses as a percent of sales were 24.2% versus 24.3% in the prior year period. Decreases in labor, administration and pre-opening expense were partially offset by increases in fringe benefits, depreciation and occupancy costs. Although labor decreased as a percent of sales, labor expense increased from $58,456,000 to $60,563,000. The decrease in labor as a percent of sales was due to improved efficiency in the locations opened in fiscal 2003 and the increase in labor expense was due to two additional locations, the replacement of a smaller store and the enlargement of an additional location in fiscal 2004. Administration decreased as several components increased at a slower rate than the increase in sales and the incentive compensation accrual for administrative personnel decreased based upon operating results for the current twenty six week period. Administration costs declined from $9,801,000 to $9,372,000. Pre-opening expense decreased as no new stores were opened in fiscal 2005. One new location was opened in the second quarter of fiscal 2004. Pre-opening costs decreased from $790,000 to zero. The increase in fringe benefits was the result of contractual increases. Fringe benefits increased from $23,912,000 to $26,456,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened during 2004 in Lawrenceville and Aberdeen, New Jersey, the completion in January 2004 of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location in October 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store. Depreciation increased from $9,566,000 to $10,992,000. The increase in occupancy costs was primarily the result of increases in utility costs, real estate tax expense and common area maintenance expense. Occupancy increased from $18,131,000 to $20,469,000.

As a percentage of sales, labor decreased .27%, administration decreased .17% and pre-opening expense decreased .14%. These decreases were partially offset by an increase in fringe benefits of .16%, depreciation, including depreciation on capitalized leases, of .13% and occupancy of .19%.

Interest Expense:
-----------------

Interest expense increased to $9,297,000 from $7,638,000, while interest income was $67,000 compared to $64,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $307,000 in the current year period compared to $2,196,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $21,032,000 as compared to $20,910,000 in the prior year period. Net income per common share on a diluted basis was $.29 in the current period compared to $2.15 in the prior year period. Per share calculations are based on 1,033,451 weighted average diluted shares outstanding in the current period and 1,020,607 weighted average diluted shares outstanding in the prior year period.

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


                                       Twenty Six Weeks Ended
                                       ----------------------
                                    April 30, 2005   May 1, 2004
                                    --------------   -----------

Net income                            $   307,000    $ 2,196,000
Add:
 Interest expense, net                  9,230,000      7,574,000
 Income tax provision                     189,000      1,347,000
 Depreciation                          10,992,000      9,566,000
 Amortization                             314,000        227,000
                                      -----------    -----------
EBITDA                                $21,032,000    $20,910,000
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



                                                   FOODARAMA  SUPERMARKETS, INC.
                                                   ----------------------------
                                                        (Registrant)


Date: June 13, 2005                                 /S/    MICHAEL SHAPIRO
                                                    ----------------------
                                                             (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President,
                                                     Chief Financial Officer


Date: June 13, 2005                                /S/    THOMAS H. FLYNN
                                                   -----------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Vice President,
                                                    Principal Accounting Officer

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


Date:  June 10, 2005                            /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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


Date: June 10, 2005                             /s/ MICHAEL SHAPIRO
                                                --------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                    EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended April 30, 2005 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 10, 2005                            /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended April 30, 2005 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 10, 2005                      /s/ MICHAEL SHAPIRO
                                          -------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer