Form 10-Q/A
period 2005-04-30
FOODARAMA SUPERMARKETS, INC.
filed 2005-06-21
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

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

Common Stock                                                    988,117 shares
$1 par value

                                EXPLANATORY NOTE

On June 14, 2005, Foodarama Supermarkets, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 (the "Form 10-Q") with the United States Securities and Exchange Commission. The EDGAR version of the Form 10-Q contained a typographical error, which appears on page 5, in Part I, Item 1 of the Form 10-Q in the Consolidated Condensed Statements of Operations. The subtotal of the line item "Other income (expense)" included an incorrect number for the period ended May 1, 2004. The Company is filing this Amendment No. 1 to our Form 10-Q on Form 10-Q/A to correct this typographical error which occurred when the Form 10-Q was formatted for EDGAR. For presentation purposes, the Company is including the entire contents of the Form 10-Q in this amendment, although the only change from the original filing is the correction of the typographical error described above. Except as described above, no other changes have been made to the Form 10-Q. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-Q/A and are also furnishing written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

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

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
---------------------------------------------
Consolidated Condensed Statements of Operations - Unaudited
-----------------------------------------------------------
(In thousands - except share data)
                                                              13 Weeks Ended
                                                           ---------------------
                                                           April 30,      May 1,
                                                             2005          2004
                                                          ---------     --------

Sales                                                      $ 292,035  $ 278,693

Cost of goods sold                                           214,947    204,632
                                                           ---------  ----------

Gross profit                                                  77,088     74,061

Selling, general and administrative expenses                  72,394     68,701
                                                           ---------  ---------
Earnings from operations                                       4,694      5,360
                                                           ---------  ---------
Other income (expense):
  Interest expense                                            (4,637)    (3,854)
  Interest income                                                 31         37
                                                           ---------- ----------
                                                              (4,606)    (3,817)
                                                           ---------- ----------
Earnings before income tax provision                              88      1,543

Income tax provision                                             (34)      (587)
                                                           ---------- ----------
Net Income                                                 $      54    $   956
                                                           ========== ==========

Per share information:
Net income per common share:
                 Basic                                     $     .05    $   .97
                                                           ========== ==========
                 Diluted                                   $     .05    $   .93
                                                           ========== ==========
Weighted average shares outstanding:
                 Basic                                       987,662    986,867
                                                           ---------- ----------
                 Diluted                                   1,032,098  1,026,595
                                                           ========== ==========

Dividends per common share                                     -0-        -0-
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

Note 2   Adoption of New Accounting Standards
---------------------------------------------

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for the fiscal years beginning after June 15, 2005. The Company has not yet assessed the impact on adopting this new standard.

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



                                                   FOODARAMA  SUPERMARKETS, INC.
                                                   ----------------------------
                                                        (Registrant)


Date: June 21, 2005                                 /S/    MICHAEL SHAPIRO
                                                    ----------------------
                                                             (Signature)
                                                     Michael Shapiro
                                                     Senior Vice President,
                                                     Chief Financial Officer


Date: June 21, 2005                                /S/    THOMAS H. FLYNN
                                                   -----------------------
                                                            (Signature)
                                                    Thomas H. Flynn
                                                    Vice President,
                                                    Principal Accounting Officer

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


Date:  June 21, 2005                            /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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


Date: June 21, 2005                             /s/ MICHAEL SHAPIRO
                                                --------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

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



Date:  June 21, 2005                            /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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



Date:  June 21, 2005                      /s/ MICHAEL SHAPIRO
                                          -------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer