Form 10-Q
period 2005-07-30
FOODARAMA SUPERMARKETS, INC.
filed 2005-09-12
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: July 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

    New Jersey                                                       21-0717108
   --------------------------------                                -------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  _X_     No ____


Indicate by check mark whether the  Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes____    No  _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.



                                                                 OUTSTANDING AT
 CLASS                                                        September 9, 2005
------                                                        -----------------

Common Stock                                                     988,117 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.

                 PART I.   FINANCIAL INFORMATION
                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets July 30, 2005 and October 30, 2004

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended July 30, 2005 and July 31, 2004

                                    Unaudited Consolidated Condensed Statements of Operations for the thirty nine weeks ended July 30, 2005 and July 31, 2004

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirty nine weeks ended July 30, 2005 and July 31, 2004

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

PART I. FINANCIAL INFORMATION
-----------------------------

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
                                                   July 30,         October 30,
                                                     2005              2004
                                                 (Unaudited)           (1)
                                                 -----------         ------
ASSETS

Current assets:
 Cash and cash equivalents                           $ 5,322          $ 6,001
 Merchandise inventories                              53,133           57,123
 Receivables and other current assets                  7,239            8,456
 Prepaid and refundable income taxes                     845              170
 Related party receivables - Wakefern                 10,314           14,799
                                                     -------           ------
                                                      76,853           86,549
                                                     -------           ------

Property and equipment:
 Land                                                    308              308
 Buildings and improvements                            1,220            1,220
 Leasehold improvements                               61,323           60,488
 Equipment                                           163,718          161,554
 Property under capital leases                       152,354          152,354
 Construction in progress                                 90               60
                                                     -------          -------
                                                     379,013          375,984
 Less accumulated depreciation and
  amortization                                       156,625          140,138
                                                     -------          -------
                                                     222,388          235,846
                                                     -------          -------
Other assets:
 Investments in related parties                       17,638           17,655
 Goodwill                                              1,715            1,715
 Intangible assets, net                                1,351            1,493
 Other                                                 3,185            3,339
 Related party receivables - Wakefern                  2,149            2,039
                                                     -------          -------
                                                      26,038           26,241
                                                     -------          -------
                                                    $325,279         $348,636
                                                    ========         ========
                                                                    (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 2004.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share data)

                                                       July 30,      October 30,
                                                         2005            2004
                                                    (Unaudited)           (1)
                                                    -----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $  8,991        $  8,415
 Current portion of long-term debt, related party          925             867
 Current portion of obligations under capital leases     1,917           1,727
 Current income taxes payable                              203             408
 Deferred income taxes                                   1,579           1,579
 Accounts payable:
  Related party-Wakefern                                40,963          39,639
  Others                                                 8,588          14,384
 Accrued expenses                                       14,085          15,236
                                                       -------         -------
                                                        77,251          82,255
                                                       -------         -------

Long-term debt                                          46,609          63,051
Long-term debt, related party                            2,888           3,590
Obligations under capital leases                       141,050         142,504
Deferred income taxes                                    1,032           2,292
Other long-term liabilities                             14,092          13,711
                                                       -------         -------
                                                       205,671         225,148
                                                       -------         -------
Commitments and Contingencies

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000 shares;
  issued 1,621,767 shares; outstanding 988,117 shares
  July 30, 2005; 987,617 shares October 30, 2004         1,622           1,622
 Capital in excess of par                                4,168           4,168
 Deferred compensation                                    (326)           (580)
 Retained earnings                                      52,199          51,339
 Accumulated other comprehensive income:
  Minimum pension liability                             (3,140)         (3,140)
                                                       --------        --------
                                                        54,523          53,409
 Less 633,650 shares July 30, 2005; 634,150 shares
  October 30, 2004, held in treasury, at cost           12,166          12,176
                                                       --------        --------
                                                        42,357          41,233
                                                       --------        --------
                                                     $ 325,279       $ 348,636
                                                     ==========      =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 30, 2004.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                            13 Weeks Ended
                                                            --------------
                                                          July 30,    July 31,
                                                           2005         2004
                                                          ----------  --------

Sales                                                    $  304,462  $ 302,799

Cost of goods sold                                          223,867    222,531
                                                         ----------- ----------

Gross profit                                                 80,595     80,268

Selling, general and  administrative expenses                75,156     75,244
                                                           --------    -------
Earnings from operations                                      5,439      5,024
                                                           --------    -------

Other income (expense):
  Interest expense                                           (4,573)    (4,248)
  Interest income                                                26         24
                                                           ---------    -------
                                                             (4,547)    (4,224)
                                                           ---------    -------
Earnings before income tax provision                            892        800

Income tax provision                                           (339)      (304)
                                                           ---------    -------
Net income                                                $     553     $  496
                                                           =========    =======

Per share information:
Net income per common share:
                 Basic                                    $     .56     $  .50
                                                          ==========    =======
                 Diluted                                  $     .54     $  .48
                                                          ==========    =======
Weighted average shares outstanding:
                 Basic                                      988,117     987,175
                                                          ==========    =======
                 Diluted                                  1,027,862   1,038,041
                                                          ==========  =========
Dividends per common share                                      -0-        -0-
                                                          ==========  =========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)
                                                               39 Weeks Ended
                                                             ------------------
                                                            July 30,    July 31,
                                                              2005        2004
                                                           ---------   --------

Sales                                                      $ 914,086  $ 875,335

Cost of goods sold                                           676,296    644,778
                                                           ---------- ----------

Gross profit                                                 237,790    230,557

Selling, general and administrative expenses                 222,625    214,416
                                                           ----------  --------
Earnings from operations                                      15,165     16,141
                                                           ----------  --------

Other income (expense):
  Interest expense                                           (13,870)   (11,886)
  Interest income                                                 93         88
                                                           ----------   --------
                                                             (13,777)   (11,798)
                                                           ----------   --------
Earnings before income tax provision                           1,388      4,343

Income tax provision                                            (528)    (1,651)
                                                           ----------   --------
Net income                                                  $    860   $  2,692
                                                            =========  =========

Per share information:
Net income per common share:
                 Basic                                      $    .87   $   2.73
                                                            =========  =========
                 Diluted                                    $    .83   $   2.62
                                                            =========  =========

Weighted average shares outstanding:
                 Basic                                       987,799    986,970
                                                            =========  =========
                 Diluted                                   1,031,904  1,027,760
                                                           ========== ==========

Dividends per common share                                       -0-        -0-
                                                           ========== ==========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(In thousands)
                                                                39 Weeks Ended
                                                          ----------------------
                                                          July 30,      July 31,
                                                            2005          2004
                                                          --------      --------

Cash flows from operating activities:
  Net income                                             $   860       $  2,692
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                          16,487         15,146
    Non cash impairment charge                               163              -
    Amortization, intangibles                                142             93
    Amortization, deferred financing costs                   512            506
    Amortization, deferred rent escalation                  (241)          (220)
    Provision to value inventory at LIFO                     563            925
    Deferred income taxes                                 (1,260)          (270)
    Amortization of deferred compensation                    253            275
    (Increase) decrease in
      Merchandise inventories                              3,427         (5,671)
      Receivables and other current assets                   420           (689)
      Prepaid and refundable income taxes                   (675)         3,331
      Other assets                                          (326)          (240)
      Related party receivables-Wakefern                   4,375          3,033
    Increase (decrease) in
      Accounts payable                                    (4,472)         3,900
      Income taxes payable                                  (205)          (837)
      Other liabilities                                     (528)         2,090
                                                        ---------       --------
                                                          19,495         24,064
                                                        ---------       --------
Cash flows from investing activities:
  Decrease in construction advance due from landlords        797         14,244
  Increase in construction advance due from landlords          -        (12,163)
  Cash paid for the purchase of property and equipment    (3,162)       (23,996)
  Cash paid for construction in progress                     (30)           (24)
  Cash paid for purchase of store assets                       -         (1,000)
                                                        ---------       --------
                                                          (2,395)       (22,939)
                                                        ---------       --------
Cash flows from financing activities:
  Proceeds from issuance of debt                               -         10,359
  Principal payments under long-term debt                (15,866)        (8,592)
  Principal payments under capital lease obligations      (1,264)        (1,126)
  Principal payments under long-term debt, related party    (627)          (789)
  Deferred financing and other costs                         (32)          (218)
  Proceeds from exercise of stock options                     10             15
                                                        ---------      ---------
                                                         (17,779)          (351)
                                                        ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     (679)           774

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             6,001          5,252
                                                        ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $  5,322       $  6,026
                                                        =========      =========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note 1    Basis of Presentation
-------------------------------

The unaudited Consolidated Condensed Financial Statements as of, or for, the period ending July 30, 2005, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 30, 2004 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended October 30, 2004.

At both July 30, 2005 and October 30, 2004, approximately 82% of merchandise inventories were valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $4,303,000 and $3,740,000 higher than reported at July 30, 2005 and October 30, 2004, respectively.

Certain reclassifications have been made to prior year financial statements in order to conform to the current year presentation.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for fiscal years beginning after June 15, 2005. The Company does not expect an impact from adopting this new standard.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company adopted this statement in the third quarter of fiscal 2005 and the adoption of this standard did not have any impact on our financial statements.

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

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No.46, or FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities," or FSP FIN 46(R)-5. FSP FIN 46(R)-5 provides guidance for a reporting enterprise on whether we hold an implicit variable interest in Variable Interest Entities, or VIEs, or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51," or FIN 46(R). The adoption of FSP FIN 46(R)-5 did not have any impact on our results of operations and financial condition.

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

In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue is not expected to have an impact on the Company's financial statements.

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

In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                        Thirteen Weeks        Thirty Nine Weeks
                                            Ended                    Ended
                                   ---------------------------------------------
                                   (In thousands, except   (In thousands, except
                                     per share amounts)     per share amounts)
                                   ---------------------------------------------
                                     July 30,   July 31,    July 30,    July 31,
                                       2005       2004        2005        2004
                                   ---------------------------------------------
Net income - as reported              $  553    $  496       $  860    $  2,692
Add:
Stock-based employee compensation
expense, determined under the
intrinsic value method, included in
reported net income, net of related
tax effects                               52        54          156         162

Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax
effects                                 (71)      (74)         (213)       (222)

                                      ------------------------------------------

Pro forma net income                  $  534    $ 476        $  803    $  2,632
                                      ==========================================
Earnings per share:

Basic, as reported                    $  .56    $ .50        $  .87    $   2.73
                                      ==========================================

Basic, pro forma                      $  .54    $ .48        $  .81    $   2.67
                                      ==========================================

Diluted, as reported                  $  .54    $ .48        $  .83    $   2.62
                                      ==========================================

Diluted, pro forma                    $  .52    $ .46        $  .78    $   2.56
                                      ==========================================

Note 4  Employee Benefit Plans
------------------------------

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 and 39 weeks ended July 30, 2005 and July 31, 2004 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                          13 Weeks Ended    39 Weeks Ended
-------------                          --------------    --------------
                                  July 30,     July 31,   July 30,    July 31,
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
Service cost                       $ 123        $ 85       $ 369      $ 254
Interest cost                        132         125         396        401
Expected return on plan assets      (134)       (121)       (402)      (356)
Settlement (gain) loss recognized      -         265           -        265
Amortization of prior service cost    11          10          33         32
Recognized net actuarial loss         95          77         285        275
                                   ------      ------      ------     ------
Net periodic benefit cost          $ 227       $ 441       $ 681      $ 871
                                   ======      ======      ======     ======


Other Postretirement Plan              13 Weeks Ended         39 Weeks Ended
-------------------------              --------------         --------------
                                    July 30,  July 31,    July 30,    July 31,
                                     2005       2004        2005        2004
                                     ----       ----        ----        ----
Service cost                        $  46      $  43       $ 138        $ 46
Interest cost                          83         81         249         238
Amortization of prior service cost     21         22          63          62
Recognized net actuarial loss          46         24         138         126
                                    -----       ----       -----        ----
Net periodic benefit                $ 196      $ 170       $ 588       $ 554
                                    =====       ====       =====       =====


As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K/A filed with the SEC on February 28, 2005, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,246,000 to its pension plans during fiscal 2005. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $862,000 during the thirty nine weeks ended July 30, 2005, and anticipates contributing approximately $384,000 more for expected future benefit payments during the remainder of fiscal 2005.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. There were no benefit payments made during the 39 weeks ended July 30, 2005.

Note 5   Long-term Debt
-----------------------

As of August 22, 2005, in order to better accommodate the Company's cash requirements, the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility up to $7,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's lenders. The overall borrowing limit under the revolving credit facility remains at $35,000,000.

Note 6 Long-Lived Assets
------------------------

In accordance with SFAS No. 144, the Company recorded a non-cash pre-tax charge for the impairment of long-lived assets of $163,000 in the third quarter of 2005. These charges are included as a component of selling, general and administrative expenses. This loss resulted from the difference between the book value and expected sale price of assets at a location having a lease which expires in November 2005.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, inventory valuation, patronage dividends earned as a stockholder of

Wakefern, pension plans and workers' compensation insurance are described in the Company's Annual Report on Form 10-K for the year ended October 30, 2004. As of July 30, 2005 there have been no material changes to any of the critical accounting policies contained therein. In addition, the Company believes its policy with regard to long-lived assets is a critical accounting policy. The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and intangibles subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset held for use to its carrying value.

Financial Condition and Liquidity
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of July 30, 2005, the Company owed $11,250,000 on the Term Loan and $18,571,000 under the Capex Facility.

As of August 22, 2005, in order to better accommodate the Company's cash requirements, the Credit Agreement was amended to allow the Company to borrow under the revolving credit facility up to $7,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's lenders. The overall borrowing limit under the revolving credit facility remains at $35,000,000.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of July 30, 2005:

                                                                  Actual
                                                           (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
------------------          ----------------                -----------------

Adjusted EBITDA (1)         Greater than $26,000,000           $ 26,648,000
--------------------------------------------------------------------------------
Leverage Ratio (2)          Less than 3.0 to 1.00              2.23 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          1.61 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $4,117,000  (5) (7)      $  3,118,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $27,269,000 (5) (7)      $     74,000 (6)
--------------------------------------------------------------------------------


(1) EBITDA adjusted for non-cash write downs and changes in the LIFO reserve, less minimum lease payments due under capitalized leases.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt, excluding obligations under capitalized leases, and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which excludes principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($2,121,000 for the thirty nine weeks ended July 30, 2005) from Adjusted EBITDA.

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

Working Capital
---------------

At July 30, 2005, the Company had a working capital deficiency of $398,000 as compared to working capital of $4,294,000 at October 30, 2004 and a working capital deficiency of $3,359,000 at July 31, 2004. Since the end of fiscal 2004, working capital declined as a result of the collection of related party receivables from Wakefern related to the fiscal 2004 patronage dividend receivable and a decline in inventory, partially offset by a decrease in accounts payable-others related to the payment of monies due at the end of fiscal 2004 for construction costs and equipment for new stores and major remodels. These transactions resulted in a net decrease in the Revolving Note which is classified as long-term borrowings.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      July 30, 2005              .99 to 1.0
      October 30, 2004          1.05 to 1.0
      July 31, 2004              .96 to 1.0

Cash flows (in millions) were as follows:

                                                 Thirty Nine Weeks Ended
                                                 -----------------------
                                             July 30, 2005   July 31, 2004
                                             -------------   -------------

Operating activities                          $  19.5          $ 24.1
Investing activities                             (2.4)          (22.9)
Financing activities                            (17.8)            (.4)
                                               -------         -------
       Totals                                 $   (.7)         $   .8
                                              ========         =======

The Company had $10,809,000 of available credit, at July 30, 2005, under its revolving credit facility. The Company has no capital commitments for leasehold improvements or equipment as of July 30, 2005. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2005.

For the 39 weeks ended July 30, 2005 depreciation was $16,487,000 while capital expenditures, excluding capitalized leases, totaled $3,192,000, compared to $15,146,000 and $24,484,000, respectively, in the prior year period. The increase in depreciation was the result of depreciation for the equipment and leasehold improvements for the two new locations opened in fiscal 2004 as well as the additional capitalized real estate lease and the modified capitalized real estate lease related to these locations. Capital expenditures in the first thirty nine weeks of fiscal 2005 decreased as compared to capital expenditures in the first thirty nine weeks of fiscal 2004 when two new locations were opened and the remodeling and expansion of the East Brunswick, New Jersey location was completed. Additionally, a non-cash impairment charge of $163,000 was recorded in the third quarter of fiscal 2005. This loss resulted from the difference between the book value and expected sale price of assets at a location having a lease which expires in November 2005.

The following table summarizes our contractual obligations at July 30, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

--------------------------------------------------------------------------------
                                              Payments Due By Period
                                         Less Than      2-3      4-5     After 5
Contractual Obligations         Total      1 Year      Years    Years     Years
--------------------------------------------------------------------------------
                                              (Dollars In Thousands)
--------------------------------------------------------------------------------
Long-term debt                $  55,600    $ 8,991    $37,464  $ 9,145  $     -
--------------------------------------------------------------------------------
Interest  on Long  Term Debt (1) 12,967      4,095      6,140    2,725        7
--------------------------------------------------------------------------------
Related party debt,
  non interest bearing            3,813        925      1,627    1,089      172
--------------------------------------------------------------------------------
Capital lease obligations (2)   342,452     15,989     31,285   32,096  263,082
--------------------------------------------------------------------------------
Operating leases (2)             56,795      8,909     14,704   10,299   22,883
--------------------------------------------------------------------------------
Other Liabilities (3)             4,056        550        734    1,690    1,082
--------------------------------------------------------------------------------
Purchase obligations -
  leaseholds and equipment            -          -          -        -        -
--------------------------------------------------------------------------------
Lease commitments - stores
  under construction                  -          -          -        -        -
--------------------------------------------------------------------------------
Total                         $ 475,683    $39,459    $91,954  $57,044 $287,226
                              =========    =======    =======  ======== ========

(1) Includes interest expense at estimated interest rates of 7.50% to 8.50% on variable rate debt of $50,722 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $4,878.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3) Other liabilities include estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations based on available actuarial data.

Results of Operations (13 weeks ended July 30, 2005 compared to 13 weeks ended
 July 31, 2004)

Sales:
------

Sales for the current period totaled $304.4 million as compared to $302.8 million in the prior year period. This represents an increase of 0.5%. Sales for the current quarter included the operations of a new location opened in May 2004 in Aberdeen, New Jersey, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The location in Aberdeen replaced an older, smaller store in the same location.

Same store sales from the twenty four stores in operation in both periods decreased 1.0%. Decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of our new locations were partially offset by comparable store sales increases in locations not affected by competitive openings.

Gross Profit:
-------------

Gross profit as a percent of sales was 26.5% in both the third quarter of fiscal 2005 and the comparable period in fiscal 2004. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold. Patronage dividends, applied as a reduction of the cost of goods sold, were $2.4 million in the current period compared to $2.5 million in the prior year period.

As a percentage of sales, gross profit was impacted by a .23% increase in costs for programs implemented in certain of the Company's stores to address competitive store openings, a net decrease of .11% in promotional programs, offset by a decrease in shrink of 30%. Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $75.2 million in both the third quarter of fiscal 2005 and the comparable period in fiscal 2004. Selling, general and administrative expenses as a percent of sales were 24.7% versus 24.9% in the prior year period. Decreases in labor and pre-opening expense were partially offset by increases in fringe benefits, occupancy costs, miscellaneous expense and impairment charges. The decrease in labor was due to improved efficiency in the locations opened in fiscal 2004. Labor expense decreased from $31,439,000 to $30,589,000. Pre-opening expense decreased as no new stores were opened in fiscal 2005. One new location was opened in the third quarter of fiscal 2004. Pre-opening costs decreased from $364,000 to zero. The increase in fringe benefits was the result of contractual increases in pension and welfare. Fringe benefits increased from $12,996,000 to $13,187,000. The increase in occupancy costs was primarily the result of increases in utility costs, real estate tax expense and common area maintenance expense. Occupancy costs increased from $9,694,000 to $10,511,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation. Miscellaneous expense increased from $4,988,000 to $5,125,000. The impairment charge relates to the recording of a non-cash write down. This loss resulted from the difference between the book value and expected sale price of assets at a location having a lease which expires in November 2005. Impairment charges increased from zero to $163,000.

As a percentage of sales, labor decreased .33% and pre-opening expense decreased ..12%. These decreases were partially offset by an increase in fringe benefits of ..03%, occupancy costs of .25%, miscellaneous expense of .03% and impairment charges of .05%.

Interest Expense:
-----------------

Interest expense increased to $4,573,000 from $4,248,000, while interest income was $26,000 compared to $24,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in the average interest rate paid on debt partially offset by a net decrease in average outstanding debt, including capitalized lease obligations.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------
Net income was $553,000 in the current year period compared to $496,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $11,196,000 as compared to $10,756,000 in the prior year period. Net income per common share on a diluted basis was $.54 in the current year period compared to $.48 in the prior year period. Per share calculations are based on 1,027,862 weighted average diluted shares outstanding in the current year period and 1,038,041 weighted average diluted shares outstanding in the prior year period.

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

                                            Thirteen Weeks Ended
                                            --------------------
                                       July 30, 2005      July 31, 2004
                                       -------------      -------------
Net income                              $    553,000        $    496,000
Add:
 Interest expense, net                     4,547,000           4,224,000
 Income tax provision                        339,000             304,000
 Depreciation                              5,495,000           5,580,000
 Impairment loss                             163,000                   -
 Amortization                                 99,000             152,000
                                        ------------        ------------
EBITDA                                   $11,196,000         $10,756,000
                                        ============        ============

Results of Operations (39 weeks ended July 30, 2005 compared to 39 weeks ended July 31, 2004)

Sales:
------

Sales for the current thirty nine week period totaled $914.1 million as compared to $875.3 million in the prior year period. This represents an increase of 4.4%.

Sales for the current thirty nine week period included the operations of the new locations opened in April and May 2004 in Lawrenceville and Aberdeen, New Jersey, respectfully, as well as the location in Bordentown, New Jersey purchased from Wakefern in June 2004. The location in Aberdeen replaced an older, smaller store in the same location.

Same store sales from the twenty three stores in operation in both periods decreased 1.4%. Decreased sales in certain of the Company's stores affected by competitive store openings and the impact from the opening of our new locations were partially offset by comparable store sales increases in locations not affected by competitive openings.

Gross Profit:
-------------

Gross profit as a percent of sales decreased to 26.0% in the first thirty nine weeks of fiscal 2005 compared to 26.3% for the comparable period in fiscal 2004. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold. Patronage dividends, applied as a reduction of the cost of goods sold, were $7.2 million in both the current and prior year periods.

The decrease in gross profit was primarily the result of a .28% increase, measured as a percentage of sales, in costs for programs implemented in certain of the Company's stores to address competitive store openings.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $222.6 million in the first thirty nine weeks of fiscal 2005 compared to $214.4 million for the comparable period in fiscal 2004. Selling, general and administrative expenses as a percent of sales were 24.4% versus 24.5% in the prior year period. Decreases in labor, administration and pre-opening expense were partially offset by increases in fringe benefits, depreciation, miscellaneous expense and occupancy costs. Although labor decreased as a percent of sales, labor expense increased from $89,895,000 to $91,152,000. The decrease in labor as a percent of sales was due to improved efficiency in the locations opened in fiscal 2003 and 2004 and the increase in labor expense was due to two additional locations, the replacement of a smaller store and the enlargement of an additional location in fiscal 2004. Administration decreased as several components increased at a slower rate than the increase in sales and the incentive compensation accrual for administrative personnel decreased based upon operating results for the current thirty nine week period. Administration costs declined from $14,906,000 to $14,458,000. Pre-opening expense decreased as no new stores were opened in fiscal 2005. Two new locations were opened in the second and third quarters of fiscal 2004. Pre-opening costs decreased from $1,154,000 to zero. The increase in fringe benefits was the result of contractual increases. Fringe benefits increased from $36,908,000 to $39,643,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened during 2004 in Lawrenceville and Aberdeen, New Jersey, the completion in January 2004 of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location in October 2004, the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store. Depreciation increased from $15,146,000 to $16,487,000. The increase in occupancy costs was primarily the result of increases in utility costs, repairs and maintenance, real estate tax expense and common area maintenance expense. Occupancy costs increased from $27,825,000 to $30,980,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation. Miscellaneous expense increased from $13,768,000 to $14,787,000.

As a percentage of sales, labor decreased .30%, administration decreased .12% and pre-opening expense decreased .13%. These decreases were partially offset by an increase in fringe benefits of .12%, depreciation, including depreciation on capitalized leases, of .07%, occupancy of .21% and miscellaneous expense of ..05%.

Interest Expense:
-----------------

Interest expense increased to $13,870,000 from $11,886,000, while interest income was $93,000 compared to $88,000 for the prior year period. The increase in interest expense for the current year period was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $860,000 in the current year period compared to $2,692,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $32,228,000 as compared to $31,666,000 in the prior year period. Net income per common share on a diluted basis was $.83 in the current period compared to $2.62 in the prior year period. Per share calculations are based on 1,031,904 weighted average diluted shares outstanding in the current period and 1,027,760 weighted average diluted shares outstanding in the prior year period.

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

                                             Thirty Nine Weeks Ended
                                             -----------------------
                                          July 30, 2005    July 31, 2004
                                          -------------    -------------
Net income                                 $    860,000    $   2,692,000
Add:
 Interest expense, net                       13,777,000       11,798,000
 Income tax provision                           528,000        1,651,000
 Depreciation                                16,487,000       15,146,000
 Impairment loss                                163,000                -
 Amortization                                   413,000          379,000
                                             ----------       ----------
EBITDA                                      $32,228,000      $31,666,000
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



                                                   FOODARAMA  SUPERMARKETS, INC.
                                                   -----------------------------
                                                          (Registrant)


Date: September 12, 2005
                                                    /S/    MICHAEL SHAPIRO
                                                    ----------------------
                                                          (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President,
                                                    Chief Financial Officer


Date: September 12, 2005
                                                   /S/    THOMAS H. FLYNN
                                                   -----------------------
                                                          (Signature)
                                                   Thomas H. Flynn
                                                   Vice President,
                                                   Principal Accounting Officer

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


Date:  September 9, 2005                        /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

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


Date: September 9, 2005                         /s/ MICHAEL SHAPIRO
                                                ------------------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended July 30, 2005 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 9, 2005                        /s/ RICHARD J. SAKER
                                                --------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended July 30, 2005 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  September 9, 2005                  /s/ MICHAEL SHAPIRO
                                          ------------------------------
                                         (Signature)
                                         Michael Shapiro
                                         Chief Financial Officer