Form 10-K
period 2005-10-29
FOODARAMA SUPERMARKETS, INC.
filed 2006-01-27
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the fiscal year ended                     Commission file number
           October 29, 2005                                  1-5745

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)

             New Jersey                                       21-0717108
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

                                      NONE
                                (Title of Class)

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $12,191,142. Computation is based on the closing sales price of $34.00 per share of such stock on the American Stock Exchange on April 29, 2005, the last business day of the Registrant's most recently completed second quarter.

      As of January 13, 2006, the number of shares outstanding of Registrant's Common Stock was 988,117.

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

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

Item 1. Business

General

Foodarama Supermarkets, Inc., a New Jersey corporation formed in 1958, operates a chain of twenty-six supermarkets located in Central New Jersey, as well as two liquor stores and one garden center, all licensed as ShopRite. We also operate a central food processing facility to supply our stores with certain meat products, various prepared salads, prepared foods and other items, and a central baking facility which supplies our stores with bakery products. The Company is a member of Wakefern, the largest retailer owned food cooperative warehouse in the United States and owner of the ShopRite name. The Company operates in one industry segment, the retail sale of food and non-food products, primarily in the Central New Jersey region.

We have incorporated the concept of "World Class" supermarkets into our operations. "World Class" supermarkets are significantly larger than conventional supermarkets and feature fresh fish-on-ice, prime meat service butcher departments, in-store bakeries, international foods including Chinese, sushi and kosher sections, meals to go, salad bars, snack bars, bulk foods and pharmacies. Currently, twenty-two of our stores are "World Class" and four are conventional supermarkets.

On December 2, 2005, the Company announced that it received a non-binding proposal for a going private transaction from a purchaser group consisting of Richard J. Saker, the Company's Chief Executive Officer and President, Joseph J. Saker, the Company's Chairman of the Board, and six other members of the family of Joseph J. Saker who are shareholders of the Company (the "Purchasers"). The transaction (the "Going Private Transaction") will result in the acquisition by a corporation formed by the purchaser group of all the outstanding shares of common stock of the Company not already owned by the members of the purchaser group. The purchaser group currently owns or controls approximately 51% of the Company's issued and outstanding common stock.

The proposed transaction will be effected by means of a tender offer for the remaining 49% of the Company's outstanding shares which will be conditioned upon, among other things, that (i) the majority of the minority 49% shareholders tender their shares in the tender offer, (ii) the acquiring entity hold at least 90% of the Company's outstanding common stock after the closing of the tender offer (inclusive of the shares held by the purchasers), and (iii) the Foodarama shareholders approve an agreement and plan of share exchange pursuant to which each outstanding share of Foodarama common stock would be exchanged for one share of common stock of a newly formed Delaware corporation. The share exchange would be followed by a merger of the Delaware corporation into the acquiring entity pursuant to which shareholders who do not tender shares in the tender offer would receive $52 in exchange for their shares of the Delaware corporation they receive in the share exchange. As a result of the tender offer, the share exchange and the merger, Foodarama would become a wholly-owned subsidiary of the acquiring entity. The Company will proceed with the proposed tender offer and other transactions only if the requisite consent of Wakefern is obtained. The Purchasers have arranged for financing of this transaction with GMAC Commercial Finance, LLC. The loan will be secured by the assets of the Company. All unvested stock options fully vest as a result of the Going Private Transaction, and all outstanding options not held by the Purchasers will be cashed out.

                (Remainder of This Page Intentionally Left Blank)

The  following   table  sets  forth  certain  data  relating  to  the  Company's supermarket business for the periods indicated:



                                                        ---------------------------------------------------------------------------
                                                                                   Fiscal Year Ended
                                                        ---------------------------------------------------------------------------
                                                        October 29,      October 30,    November 1,     November 2,     November 3,
                                                           2005             2004           2003            2002            2001**
                                                        -----------      -----------    -----------     -----------     -----------
Average annual sales per store
(in millions)* ...................................       $  46.3           $ 48.0          $ 45.3          $ 43.0          $ 42.5
Same store sales increase(decrease)
from prior year*** ...............................         (1.22%)           2.04%           1.47%           1.56%           3.77%
Total store area in square feet
(in thousands) ...................................         1,808            1,764           1,558           1,340           1,301
Total store selling area in square feet
(in thousands) ...................................         1,352            1,316           1,181           1,001             973
Average total square feet per store (in
thousands) .......................................            67               68              65              61              59
Average square feet of selling area per
store (in thousands) .............................            50               51              49              46              44
Annual sales per square foot of selling
area* ............................................       $   915           $  940          $  963          $  956          $  962
Number of stores:
     Stores remodeled (over $500,000) ............             1                2               1               0               2
     New stores opened/acquired ..................             1                2               2               0               0
     Stores replaced/expanded ....................             0                2               3               1               1
     Stores closed/divested ......................             0                1               2               1               0
Number of stores by size
(total store area):
     30,000 to 39,999 sq.ft ......................             1                1               2               2               3
     40,000 to 49,999 sq.ft ......................             2                1               1               3               3
     Greater than 50,000 sq.ft.(1) ...............            24               24              21              17              16
Total stores open at period end(1) ...............            27               26              24              22              22

(1)   One location was closed in November 2005 at the end of its lease term.

* Sales for stores open less than 52 weeks have been excluded from this calculation.

** Calculated on a 53 week basis. A like 52 week comparison would be $41.7 million in average annual sales per store and $943 in annual sales per square foot of selling area.

*** Sales from relocated and closed stores, as well as new stores opened or acquired, in the respective periods are not included in this calculation while sales from remodeled and expanded stores are included in this calculation.

Store Expansion and Remodeling

We believe that significant capital investment is critical to our operating strategy and we are continuing our program to upgrade our existing stores, replace outdated locations and open new "World Class" supermarkets within our core market area of Central New Jersey.

In fiscal year 2005, a location in Pennington, New Jersey was purchased from Wakefern and in November 2005, subsequent to our 2005 fiscal year end, a location in Edison, New Jersey was closed. Additionally, an existing location was remodeled. Over the next three years the Company plans to open two replacement and three new stores and expand one existing location. All of these stores are in Central New Jersey and will be "World Class" operations.

Technology

Automation and computerization are important to our operations and competitive position. All stores utilize IBM 4690 software for the scanning checkout systems. The hardware for the point of sale ("POS") systems was replaced in our stores in fiscal 1999 and 2000. Software enhancements are made on an ongoing basis. In fiscal 2005 all POS systems had either memory upgrades or hardware replacements. These POS upgrades bring all of our stores to a state of the art level with increased processing speed and enhanced marketing capabilities. These systems improve pricing accuracy, enhance productivity and reduce checkout time for customers. During fiscal 2005 automated checkout systems were installed in one additional location and another installation is in progress. These systems, which allow the customer to checkout without interaction with Company personnel, are now operating in eleven stores. Automated checkout systems provide improved customer service, especially during peak volume periods, and labor scheduling benefits to the Company. Additionally, all stores have IBM RS/6000 processors, which were replaced with the current version of this equipment in 1999 and subsequently enhanced as needed. All applications on the RS/6000 will be moved to web based servers and we expect to eliminate the RS/6000 within two years.

A frame relay communications network is being used for high speed transmission and collection of data. This system replaced slower telephone lines. The increased speed improves our ability to access, review for accuracy and analyze data. During fiscal 2002, the infrastructure for improved wireless communications was installed in all of our stores and ISDN circuits were installed which serve as a back up system for the frame relay. The use of these systems allows the Company to offer its customers debit and credit card payment options, participation in Price Plus(R), ShopRite's preferred customer program, the use of the ShopRite co-branded credit card, and the opportunity to use ShopRite gift cards. By presenting the scannable Price Plus(R) card or the ShopRite co-branded card, customers can be given electronic discounts, participate in customer loyalty programs, receive credit for the value of ShopRite in-ad Clip Less coupons and cash personal checks. Also, customers receive a 1% future rebate when paying with the ShopRite credit card. In fiscal 2005, we replaced in all locations our Voice Over Internet Protocol ("VOIP") system with a current technology VOIP system to improve the quality of communications within the Company and with the Wakefern communications system.

We are also using other in-store computer systems. Computer generated ordering is installed in all stores. This system is designed to reduce inventory levels and out of stock positions, enhance shelf space utilization and reduce labor costs. In all stores, meat, seafood, bakery, food service and appetizing prices are maintained on department computers for automatic weighing and pricing. In fiscal 2005 a browser based scale management system was installed which allows us to control all scales from a central location. This system maintains a master item pricing file for all department scales which has improved control and accuracy, as well as our ability to monitor scale performance. Additionally, all stores have computerized time and attendance systems which are used for, among other things, automated labor scheduling. A new web based time and attendance system was installed in 11 stores in fiscal 2005. The Company's remaining stores will receive the new system in the first six months of fiscal 2006. The new system allows us to remotely recall and maintain information. A browser based labor scheduling system was installed in all stores in fiscal 2004. Most stores also have computerized energy management systems. Web based hiring kiosks were installed in all stores in fiscal 2005 which allows the applicant to complete an online employment application, facilitates sharing information between our stores and reduces the amount of paper being handled. We also utilize a direct store delivery receiving and pricing system for most items not purchased through Wakefern in order to provide cost and retail price control over these products, and computerized pharmacy systems which provide customer profiles, retail price control and third-party billing. The Company has also installed computer based training systems in all stores. The system is presently being used to train all new checkout, produce, grocery and bakery department personnel. Modules for training seafood, meat, dairy, frozen, sanitation and appetizing personnel will be installed in all of our stores in fiscal 2006.

During fiscal 2005 we evaluated our information technology platform and applications at our administrative office. We are now implementing a modernization program involving the migration away from our existing mainframe computer system and applications. As part of this process we began using the PeopleSoft(R) payroll application on January 1, 2006. This payroll system is being provided by Wakefern.

In addition, all field merchandisers and operations supervisors are equipped with personal laptop computers. This provides field personnel with current labor and product information to facilitate the making of accurate and timely decisions. Lotus Notes(R) is used to enhance communication among the Company's stores, our executive offices and Wakefern.

Industry Segment and Principal Products

The Company is engaged in one industry segment. For the last three fiscal years, our sales were divided among the categories listed below:

                                                       Fiscal Year Ended
                                                       -----------------
Product Categories                              10/29/05   10/30/04    11/01/03
------------------                              --------   --------    --------
Groceries & Tobacco                               37.2%       37.2%       37.6%
Dairy & Frozen                                    16.6        16.8        16.3
Meats, Seafood & Poultry                          10.6        10.5        10.3
Non-Foods                                          9.4         9.4        10.1
Produce                                            9.6         9.4         9.4
Appetizers & Prepared Foods                        7.0         7.4         7.0
Pharmacy                                           5.6         5.3         5.4
Bakery                                             2.2         2.2         2.2
Liquor, Floral & Garden Centers                    1.8         1.8         1.7
                                                 -----       -----       -----
                                                 100.0%      100.0%      100.0%
                                                 -----       -----       -----

Gross profit derived by the Company from each product category is not necessarily consistent with the percentage of total sales represented by such product category.

Wakefern Food Corporation

The Company owns a 15.7% interest in Wakefern, a New Jersey corporation organized in 1946, which provides purchasing, warehousing and distribution services on a cooperative basis to its shareholder members, including the Company, who are operators of ShopRite or alternate format supermarkets. As required by the Wakefern By-Laws, repayment of the Company's obligations to Wakefern is personally guaranteed by Joseph J. Saker, Richard J. Saker, Joseph
J. Saker, Jr. and Thomas A. Saker. These personal guarantees are required of any 5% shareholder of the Company who is active in the operation of the Company. Wakefern and its 42 shareholder members operate approximately 220 supermarkets of which Wakefern owns and operates 51 locations. Products bearing the ShopRite label accounted for approximately 14% of the Company's total sales for the fiscal year ended October 29, 2005. Wakefern maintains warehouses in Elizabeth, South Brunswick and Woodbridge, New Jersey which handle a full line of groceries, meats, frozen foods, produce, bakery, dairy and delicatessen products and health and beauty aids, as well as a number of non-food items. Wakefern also operates a grocery warehouse in Breinigsville, Pennsylvania.

Wakefern's professional advertising staff and its advertising agency develop and place most of the Company's advertising on television, radio and in major newspapers. We are charged for these services based on various formulas which account for the estimated proportional benefits we receive. In addition, Wakefern charges us for, and provides the Company with, product and support services in numerous administrative functions. These include insurance, supplies, technical support for communications and electronic payment systems, certain financial accounting applications, equipment purchasing and the coordination of coupon processing. Additionally, we sublease two supermarkets from Wakefern. See Item 2. Properties.

Wakefern distributes, as a patronage dividend to each of its members, a share of its net earnings in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. The Company's participation percentage was 13.6% for fiscal 2005. See Note 4 of Notes to Consolidated Financial Statements.

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

Under its By-Laws, all bills for merchandise and other indebtedness are due and payable to Wakefern weekly and, if these bills are not paid in full, an additional 1% service charge is due on the unpaid portion. Wakefern requires its shareholder members to pledge their Wakefern stock as collateral for payment of their obligations to Wakefern. The Company's investment in Wakefern was $17,079,000 as of October 29, 2005 and $16,444,000 as of October 30, 2004. We
also have an investment in another company affiliated with Wakefern which was $1,244,000 as of October 29, 2005 and $1,211,000 as of October 30, 2004. See
Note 4 of Notes to Consolidated Financial Statements.

Since September 18, 1987, the Company has had an agreement, amended in 1992, with Wakefern and all other shareholders of Wakefern, which provides for certain commitments by, and restrictions on, all shareholders of Wakefern. Under the agreement, each shareholder, including the Company, agreed to purchase at least 85% of its merchandise in certain defined product categories from Wakefern. The Company fulfilled this obligation during the 52 week periods ended October 29, 2005, October 30, 2004 and November 1, 2003. If any shareholder fails to meet these purchase requirements, it must make payments to Wakefern (the "Compensatory Payments") based on a formula designed to compensate Wakefern for the profit lost by it by virtue of its lost warehouse volume. Similar payments are due if Wakefern loses volume by reason of the sale of one or more of a shareholder's stores, any shareholder's merger with another entity or the transfer of a controlling interest in the shareholder. Subject to a right of first refusal granted to Wakefern, sales of certain under facilitated stores are permitted free of the restrictions of the agreement. Also, the restrictions of the agreement do not apply if volume lost by a shareholder by the sale of a store is made up by such shareholder by increased volume of new or existing stores. In any event, the Compensatory Payments otherwise required to be made by the shareholder to Wakefern are not required if the sale is made to Wakefern, another shareholder of Wakefern or to a purchaser which is neither an owner or operator of a chain of 25 or more supermarkets in the United States, excluding any ShopRite supermarkets in any area in which Wakefern operates. The agreement extends for an indefinite term and is subject to termination ten years after the approval by a vote of 75% of the outstanding voting stock of Wakefern.

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

Regulatory and Environmental Matters

Our stores and facilities, in common with those of the industry in general, are subject to numerous existing and proposed Federal, State and local regulations. These regulations govern various matters including, but not limited to, the discharge of materials into the environment and other aspects of environmental protection, and occupational safety and health standards. Additionally, these regulations govern the licensing of the Company's pharmacies and our two liquor stores. In addition, as a company with publicly traded securities, we are subject to the requirements of the Sarbanes-Oxley Act of 2002 signed into law on July 30, 2002. The cost of compliance with this Act had a material affect on our earnings in fiscal 2005. We believe our operations are in compliance with such existing laws and regulations and are of the opinion that compliance with these laws and regulations, except for the Sarbanes-Oxley Act of 2002, has not had and will not have any material adverse effect on our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2005, we employed approximately 6,850 persons, of whom approximately 6,300 are covered by collective bargaining agreements. 75% of the employees are part time and almost all of these employees are covered by the collective bargaining agreements. Although the Company has historically maintained favorable relations with its unionized employees, it could be affected by labor disputes. Most of our competitors are similarly unionized. See Management's Discussion and Analysis - Overview. The Company is a party to seven collective bargaining agreements expiring on various dates from February 2006 to June 2009. The bargaining agreements with the United Food and Commercial Workers Local 464 for the meat commissary and Local 1262 expired in February and April 2005, respectively, and have been renegotiated. The new contracts expire in June and April 2009, respectively.

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

Leases for 23 of the Company's 26 existing supermarkets expire on various dates from 2007 through 2029. One location is being leased on a month to month basis with a six month notice required before termination. With regard to the month to month lease, the Company is continuing to evaluate its marketing plans for the trade area involved. Two of our supermarkets are subleased from Wakefern and these subleases expire in 2006 and 2008, respectively. Upon expiration of these subleases, the underlying leases for these supermarkets will be assigned to and assumed by us if certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and our lenders, and the maintenance of a specified level of net worth, are satisfied. The terms of these leases expire in 2021 and 2018, respectively. Except for the two subleases with Wakefern and the month to month lease, all leases contain renewal options ranging from 5 to 25 years. Eight leases require, in addition to a fixed rental, a further rental payment based on a percentage of the annual sales in excess of a stipulated minimum. The minimum has been exceeded in one of the eight locations in the last fiscal year. Most leases also require us to pay for insurance, common area maintenance and real estate taxes. One additional lease has been signed for a new supermarket location. The terms of this new supermarket lease is substantially similar to the terms of the leases for our existing supermarkets. The Company has experienced delays in the opening of certain new stores because of extensive governmental approvals required to develop new retail properties in New Jersey. The Company also leases space for our two liquor stores and our garden center. One of the liquor stores is part of one of our supermarkets and the other occupies 9,000 square feet in the same shopping center as another of our supermarkets. The lease for this liquor store expires in 2008. The 30,000 square foot garden center is free standing and is subject to a lease which expires in 2018.

Also, we are subject to leases covering our executive and principal administrative offices containing approximately 18,000 square feet in Howell, New Jersey and a 37,500 square foot facility for our bakery commissary in Freehold, New Jersey. The Company also leases 57,000 square feet of space used for food preparation, equipment repair facilities and storage in Howell, New Jersey. The Company owns a meat and prepared foods processing facility in Linden, New Jersey, which is the only real property owned by us. See Notes 10 and 14 of Notes to Consolidated Financial Statements.

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

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   High and Low Common Stock Market Prices

      The Company's Common Stock is traded on the American Stock Exchange. The following table sets forth the high and low sales prices for the Common Stock as reported on the American Stock Exchange for the fiscal years ended October 30, 2004 and October 29, 2005.

      Fiscal Quarter Ended              High                Low
      --------------------              ----                ---

      January 31, 2004                $  32.00           $   24.05
      May 1, 2004                        37.23               29.25
      July 31, 2004                      48.25               36.75
      October 30, 2004                   48.00               36.00

      January 29, 2005                $  40.75           $   36.50
      April 30, 2005                     40.00               34.00
      July 30, 2005                      35.75               31.00
      October 29, 2005                   38.00               32.00

(b)   Holders of Record

      The approximate number of record holders of the Company's Common Stock was 293 as of January 13, 2006. In addition, the Company believes that as of that date there were approximately 311 beneficial owners.

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

                                                                                 Fiscal Year Ended
                                                                                 -----------------
                                                  October 29,     October 30,     November 1,    November 2,     November 3,
                                                    2005(1)         2004(2)        2003(3)       2002(4)(6)       2001(5)(6)
                                                  -----------     -----------     -----------    -----------     -----------
Income statement data:

Sales                                             $1,215,490      $1,173,977      $1,048,532      $ 962,380       $ 943,380

Net income                                        $      976      $    1,800      $    2,283      $   3,240       $   3,938

Net income per common share:

        Basic                                     $      .99      $     1.82      $     2.31      $    3.16       $    3.54
        Diluted                                   $      .95      $     1.75      $     2.26      $    3.01       $    3.50

Cash dividends per common share                           --              --              --             --              --

Balance sheet data (at year end):
Working capital (deficit)                         $    6,637      $    4,294      $    3,959      $    (590)      $  (6,907)

Total assets                                      $  329,005      $  348,636      $  315,246      $ 219,389       $ 194,526

Long-term debt (excluding current portion)        $  194,637      $  209,145      $  180,549      $ 100,037       $  75,553

Common shareholders' equity (6)                   $   42,895      $   41,233      $   39,022      $  36,625       $  38,493

Book value per common share                       $    43.41      $    41.75      $    39.54      $   37.13       $   35.37

Tangible book value per common share              $    40.36      $    38.50      $    36.69      $   34.09       $   32.29

(1) The Company purchased a store from Wakefern in September 2005. See Management's Discussion and Analysis - Results of Operations - Sales.

(2) The Company opened one new location in April 2004 and a replacement location in May 2004. Additionally, the expansion of an existing store was completed in January 2004 and a store was purchased from Wakefern in June 2004. A new garden center was opened in May 2004 and the two existing garden centers were closed in May and August 2004. See Management's Discussion and Analysis - Results of Operations - Sales.

(3) The Company opened two replacement stores in December 2002 and May 2003 and two new locations in January and October 2003. See Management's Discussion and Analysis - Results of Operations - Sales.

(4)   The Company opened one replacement location in November 2001.

(5)   53 week period.

(6) The Company repurchased shares of its Common Stock in fiscal 2001 and 2002. See Item 5. - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We operate a chain of 26 ShopRite supermarkets in Central New Jersey. We believe it is important to maintain a modern, one stop competitive shopping environment for our customers and therefore have invested heavily in new, expanded and remodeled facilities. We have incorporated upscale service departments in our World Class supermarket concept. We are the largest member of Wakefern, the largest retailer owned food cooperative warehouse in the United States. Since we purchase from Wakefern most of the product we sell, participate in advertising, supply, insurance and technology programs with Wakefern, and receive 13.6% of Wakefern's patronage dividend, our success is integrally tied to the success of Wakefern.

We operate in a highly competitive geographic area. Certain of our competitors are non-union and therefore may have lower labor and related fringe benefit costs. In the past six years a non-union competitor, Wegmans, has opened five stores in our trading area. We expect Wegmans to continue to open additional locations in our marketing area in the future. Additionally, another non-union operator, Wal-Mart, is expected to open Super Centers, which include extensive food operations, in our trading area.

Certain categories of selling, general and administrative expenses have increased disproportionately in comparison to our sales growth and to inflation in the last three years. We have experienced substantial increases in employee health and pension costs under union contracts and for non-union associates. Additionally, the cost of utilities to operate our stores has increased dramatically in fiscal 2004 and 2005. We expect these trends to continue for fiscal 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The decline in fiscal 2005 in average total square feet per store and average square feet of selling area per store was affected by the purchase of a smaller than average store from Wakefern in June 2004. The decrease in fiscal 2005 in annual sales per square foot of selling area was affected by the decrease in comparable store sales, the lower than average sales from the two new locations opened in fiscal 2004 and the purchase of a lower than average volume store from Wakefern in June 2004.

Impairment of Goodwill

Effective November 3, 2002, the Company implemented Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangible Assets." Goodwill and other intangibles that have indefinite useful lives will not be amortized, but instead will be tested at least annually for impairment at the reporting unit level. The Company has determined that it is contained within one reporting unit and as such, impairment is tested at the company level. During the first quarter of fiscal 2005, the Company completed the goodwill annual impairment test prescribed by SFAS 142. The Company engaged an independent third party appraiser with expertise in valuations of the type contemplated to undertake the first step of Foodarama's Goodwill Impairment Test. The carrying value of the Company's equity was compared to the fair value of the Company's equity as of October 31, 2004 (the "Valuation Date"), the first day of the Company's fiscal year ended October 29, 2005. The fair value was calculated using a weighted average from the results obtained from four widely-accepted valuation approaches:

1.    discounted cash flow analysis;

2.    comparable public company analysis;

3.    comparable public transaction analysis;

4.    current stock trading price.

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

Inventory Valuation

We value our inventories at the lower of cost or market. Cost was determined using the last-in, first-out ("LIFO") method for approximately 82% of inventories in both fiscal years 2005 and 2004. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of estimated current costs over LIFO carrying value, or LIFO reserve, was approximately $4,720,000 and $3,740,000 at October 29, 2005 and October 30, 2004, respectively. Costs for the balance of inventories are determined by the first-in, first-out ("FIFO") method.

Cost was determined using the retail method for approximately 76% of inventories in each of fiscal years 2005 and 2004. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates, which could impact the ending inventory valuation at cost as well as the resulting gross margins. Cost was determined using the item cost method for approximately 24% of inventories in each of fiscal years 2005 and 2004. This method involves counting each item in inventory, assigning costs to each of these items based on the actual purchase costs (net of vendor allowances) of each item and recording the actual cost of items sold. The item-cost method of accounting allows for more accurate reporting of periodic inventory balances and enables management to more precisely manage inventory and purchasing levels when compared to the retail method of accounting. We believe we have the appropriate inventory valuation controls in place to minimize the risk that inventory values would be materially misstated.

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

Pension Plans and Other Postretirement Benefits

We sponsor two defined benefit pension plans covering administrative personnel and members of a union. The plans' assets consist primarily of publicly traded stocks, index funds and fixed income securities. Additionally, the Company will provide certain current officers and provided former officers with supplemental income payments and limited medical benefits during retirement. The determination of the Company's obligation and expense for pension and other postretirement benefits is dependent, in part, on the Company's selection of assumptions used by actuaries in calculating those amounts. These assumptions are described in Notes 15 and 16 of Notes to Consolidated Financial Statements and include, among others, the discount rate, the expected long-term rate of return on plan assets and the rate of increase in compensation costs. In accordance with generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in future periods. While management believes that its assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect pension obligations and future expense.

To develop the expected long-term rate of return on plan assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on these factors and the asset allocation discussed below, the Company elected to use an 8.0% expected return on plan assets in determining pension expense for fiscal 2005. This is the same expected return on plan assets used in determining pension expense for fiscal 2004. The assumptions were net of expected plan expenses payable from the plans' assets. A .50% reduction in our expected long-term rate of return on pension plan assets, holding all other factors constant, would have increased our pension expense during fiscal 2005 by approximately $33,000.

The Company's objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Based on the Company's review of market interest rates, the Company used 5.75% as the discount rate in determining future pension obligations for fiscal 2005. A range from 5.75% to 6.25% was used for determining future pension obligations for fiscal 2004.

Pension and postretirement benefit expense is sensitive to the discount rate and other assumptions used. A .50% decrease in the discount rate assumption used would have increased pension and postretirement benefit expense during fiscal 2005 by $77,000 and $40,000, respectively.

As of October 29, 2005, the pension and postretirement benefit plans had cumulative net actuarial losses due to the difference between expected and actual plan experience, and to changes in actuarial assumptions including the discount rate, of approximately $4.7 million and $1.3 million, respectively. These unrecognized net actuarial losses, to the extent not offset by future actuarial gains, result in increases in our future pension and postretirement benefit expense depending on several factors, including whether such gains and losses, as recognized at each measurement date, exceed the corridor in which gains and losses are not amortized, in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

The value of our pension plan assets has increased from $6.4 million at October 30, 2004 to $7.1 million at October 29, 2005. The investment performance returns and the contributions made by the Company have increased the funded status of our pension plans. We believe that, based on our actuarial assumptions and due to the funded status of our pension plans, we will be required to make cash contributions of $1.5 million to our pension plans for the fiscal year ending October 28, 2006.

Workers' Compensation Insurance

From June 1, 1991 to May 31, 1997 we maintained workers' compensation insurance with various carriers on a retrospective basis. We have established reserve amounts based upon our evaluation of the status of claims still open as of October 29, 2005 and loss development factors used by the insurance industry. As of October 29, 2005, the workers' compensation reserve totaled approximately $529,000. Such reserve amount is only an estimate and there can be no assurance that our eventual workers' compensation obligations will not exceed the amount of the reserve. However, we believe that any difference between the amount recorded for our estimated liability and the costs of settling the actual claims would not be material to the results of operations.

Long-lived Assets

The Company reviews the carrying values of its long-lived assets, such as property, equipment and fixtures and intangibles subject to amortization, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets is recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset held for use to its carrying value.

FINANCIAL CONDITION AND LIQUIDITY

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to
$35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. The Credit Agreement expires December 31, 2007. As of October 29, 2005 the Company owed $10,000,000 on the Term Loan and $17,857,142 under the Capex Facility.

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

The Credit Agreement contains a number of covenants with which the Company must comply. Non-compliance with any of such covenants could affect the availability of funds under the Credit Agreement and have a material adverse effect on the Company's financial condition and liquidity. The Company is in compliance with the major financial covenants under the Credit Agreement as of October 29, 2005, as follows:

                                                                    Actual
                                                             (As defined in the
Financial Covenant             Credit Agreement               Credit Agreement)
------------------             ----------------              ------------------

Adjusted EBITDA(1)           Greater than $26,000,000            $27,484,000
Leverage Ratio(1)(2)         Less than 2.50 to 1.00              2.33 to 1.00
Debt Service Coverage
Ratio(3)                     Greater than 1.10 to 1.00           1.57 to 1.00
Adjusted Capex(4)            Less than $4,117,000(5)(7)          $ 3,719,000(6)
Store Project Capex          Less than $27,269,000(5)(7)         $   186,000(6)

(1) EBITDA adjusted for non-cash write downs and changes in the LIFO reserve, less minimum lease payments due under capitalized leases.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt, excluding obligations under capitalized leases, and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which excludes principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment which are not used for projects in excess of $500,000 ($2,641,000 in fiscal 2005) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5) Represents limitations on capital expenditures for fiscal 2005. For fiscal 2005 the Company budgeted $8,117,000 for capital expenditures. Any unused amounts available under the Credit Agreement will be carried forward to future periods.

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

During the fifty two weeks ended October 29, 2005, the Company was required to make an additional investment in Wakefern for the Pennington location purchased from Wakefern. Additionally, in each of fiscal years 2003 and 2004, the Company was required to make additional investments for two new locations. On June 19, 2003 Wakefern increased the amount that each shareholder is required to invest in Wakefern's capital stock to a maximum of $650,000 for each store operated by such shareholder member. Previously, the maximum was $550,000 per store. The above changes in the amounts of required investment increased our investment in Wakefern by $5,274,000, which is being paid weekly in varying amounts, without interest, through 2012.

Over the next three years the Company plans to open two replacement and three new stores and expand one existing location. For fiscal years 2006, 2007 and 2008 we have budgeted $20,200,000, $30,500,000 and $18,850,000, respectively, for these projects, store remodelings and maintenance capital expenditures. Financing for these projects will be provided by cash flow from operations, the Revolving Note and additional financing outside of, and which is permitted under, the Credit Agreement. Any additional investment required by Wakefern for new locations will be financed by Wakefern.

No cash dividends have been paid on the Common Stock since 1979, and we have no present intentions or ability to pay any dividends in the near future on our Common Stock. The Credit Agreement does not permit the payment of any cash dividends on the Company's Common Stock.

Working Capital:

At October 29, 2005, the Company had working capital of $6,637,000 as compared to working capital of $4,294,000 on October 30, 2004 and working capital of $3,959,000 on November 1, 2003. The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents. Working capital improved in fiscal 2005 primarily as the result of a decrease in accounts payable others and accrued expenses. The balances in these categories at October 30, 2004 included amounts due for construction and equipment for stores opened and remodeled in 2004 and the management incentive program for fiscal 2004. When these amounts were paid in fiscal 2005 the Revolving Note, which is classified as long-term borrowings, increased. This resulted in a corresponding increase in working capital. The balance of accounts receivables consist primarily of returned checks due the Company, third party pharmacy insurance claims and organization charge accounts. The terms of most receivables are 30 days or less. The allowance for uncollectible accounts is large in comparison to the amount of accounts receivable because the allowance consists primarily of a reserve for returned checks which are not written off until all collection efforts are exhausted.

Working capital improved in fiscal 2004 and fiscal 2003 primarily as the result of increases in receivables from Wakefern. These increases relate primarily to receivables for patronage dividends and other current amounts due us. When collected, the proceeds from these receivables were used to reduce the Revolving Note which is classified as long-term borrowings. This resulted in a corresponding decrease in working capital.

Working capital ratios were as follows:

      October 29, 2005                   1.09 to 1.00
      October 30, 2004                   1.05 to 1.00
      November 1, 2003                   1.05 to 1.00

Cash flows (in millions) were as follows:

                                                 2005         2004       2003
                                                 ----         ----       ----
From operations .............................    $16.9        $19.6      $17.9
Investing activities ........................     (3.1)       (24.3)     (34.8)
Financing activities ........................    (14.3)         5.4       17.9
                                                 -----        -----      -----
Totals                                           $ (.5)       $  .7      $ 1.0
                                                 =====        =====      =====

Fiscal 2005 capital expenditures, excluding capitalized leases, totaled $3,905,000 with depreciation of $21,884,000 compared to $28,232,000 and
$20,634,000,  respectively,  for fiscal 2004 and  $34,432,000  and  $17,096,000, respectively, for fiscal 2003. The increase in depreciation in fiscal 2005 was the result of a full year of depreciation related to the purchase of equipment and leasehold improvements for the two new locations opened in Lawrenceville and Aberdeen, New Jersey in April and May 2004, respectively, the completion of the expansion and remodeling of the East Brunswick store in January 2004, the remodeling of the Neptune location completed in November 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store in fiscal 2004.
Additionally, a non-cash impairment charge of $163,000 was recorded in fiscal 2005. This charge resulted from the write off of the difference between the net book value of equipment sold upon the closing of a store in November 2005 and the value received for the equipment. There were no new capital projects undertaken in fiscal 2005 and therefore capital expenditures declined in fiscal 2005.

The increase in depreciation in fiscal 2004 was the result of the purchase of equipment and leasehold improvements for the two new locations opened in Lawrenceville and Aberdeen, New Jersey in April and May 2004, respectively, the completion of the expansion and remodeling of the East Brunswick store in January 2004, the remodeling of the Neptune location completed in November 2004 and the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store and a full year of depreciation for the four locations opened in fiscal 2003. Additionally, a non-cash impairment charge of $1,198,000 was recorded in fiscal 2004. This charge resulted from operating losses incurred at a location having a lease which is expiring in fiscal 2006. The number of capital projects undertaken in fiscal 2004 decreased and therefore capital expenditures declined in fiscal 2004.

The increase in depreciation in fiscal 2003 was the result of the purchase of equipment and leasehold improvements for the four new locations opened in Woodbridge, Ewing, North Brunswick and Hamilton, New Jersey in December 2002, January 2003, May 2003 and October 2003, respectively, and the new bakery facility, as well as six additional capitalized real estate leases. Capital expenditures increased in fiscal 2003 as the result of the purchase of equipment and leasehold improvements for the four new locations opened in fiscal 2003, the construction of and equipment for our new bakery commissary, projects in process in fiscal 2003 for two new stores which were completed in fiscal 2004 and the expansion and remodeling of an existing location. There was no impairment charge recorded in fiscal 2003.

In fiscal 2005, long-term debt decreased $13,516,000 as cash generated by operations was used to pay down a portion of existing debt. There were no additional borrowings in fiscal 2005.

In fiscal 2004, long-term debt increased $29,147,000 due to the capitalization of one new real estate lease, the increase in obligations under a capitalized real estate lease for a replacement store, an increase in borrowings under the Credit Agreement, financing outside of the Credit Agreement for the purchase of equipment for one location and the issuance of notes for the additional investments required by Wakefern for three of the new locations. Cash generated by operations was used to pay down a portion of existing debt.

In fiscal 2003, long-term debt increased $82,043,000 due to the capitalization of six real estate leases, an increase in borrowings under the Credit Agreement, financing outside of the Credit Agreement for the purchase of equipment for two locations and notes for the additional investments required by Wakefern for two of the new locations and the increase in the required Wakefern investment for each location. Cash generated by operations was used to pay down a portion of existing debt.

At October 29, 2005, the Company had $4,606,000 of available credit under its revolving credit facility. The availability does not include the additional $1,900,000 provided by the August 22, 2005 amendment to the Credit Agreement which allows the inclusion of cash in transit as additional collateral. Since no capital projects were in process, the Company has no capital commitments for equipment and leasehold improvements as of October 29, 2005. The Credit
Agreement and permitted borrowings outside of the Credit Agreement will adequately meet our expected operating needs, scheduled capital expenditures and debt service for fiscal 2006.

During fiscal year 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002 (fiscal 2003). Corporate taxpayers are subject to an "Alternative Minimum Assessment ("AMA"), which is based upon either New Jersey Gross Receipts or New Jersey Gross Profits, if the AMA exceeds the tax based on net income. We have included in our current tax provision the effect of the AMA. The AMA increased our State current tax liability, net of Federal tax benefit, by $1,484,000 for fiscal 2005.

The table below summarizes our contractual obligations at October 29, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                          -----------------------------------------------------------------------------
                                                                       Payments Due By Period
                                          -----------------------------------------------------------------------------
                                                             Less
                                                             Than              2-3              4-5             After 5
Contractual Obligations                   Total             1 Year            Years            Years             Years
-----------------------                   -----             ------            -----            -----             -----
                                                                    (Dollars In Thousands)
Long-term debt                           $ 59,921          $ 9,009          $ 49,996          $   916          $     --

Interest on Long Term Debt(1)               9,346            4,579             4,729               38                --
Related party debt,
   non interest bearing                     4,211            1,026             1,603            1,061               521
Capital lease obligations(2)              338,463           16,002            31,189           32,255           259,017
Operating leases(2)                        55,025            8,918            14,610            9,605            21,892
Other Liabilities (3)                       5,351            1,772               761              764             2,054
Purchase obligations -
  leaseholds and equipment                     --               --                --               --                --
Lease commitments - stores
  under construction                           --               --                --               --                --
                                         --------          -------          --------          -------          --------
Total                                    $472,317          $41,306          $102,888          $44,639          $283,484
                                         ========          =======          ========          =======          ========

(1) Includes interest expense at estimated interest rates of 8.25% to 9.25% on variable rate debt of $55,319 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $4,602.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3)   Other liabilities  include  estimated  unfunded pension  liabilities,  and
      estimated   post-retirement  and  post-employment   obligations  based  on
      available actuarial data.

RESULTS OF OPERATIONS

Sales:

The Company's sales were $1,215.5 million, $1,174.0 million and $1,048.5 million, respectively, in fiscal 2005, 2004 and 2003. This represents an increase of 3.5% in 2005 and an increase of 12.0% in 2004. These changes in sales levels were the result of a full year of operations from the stores opened and purchased in fiscal 2004 and the operation of the location purchased from Wakefern in September 2005, the opening of one new and one replacement store, the purchase of a supermarket and the expansion of an existing supermarket in fiscal 2004 and the opening of two new and two replacement stores in fiscal 2003. The locations opened in May 2004, May 2003 and December 2002 replaced smaller, older stores.

Comparable store sales decreased 1.2% in fiscal 2005 and increased 2.0% in fiscal 2004. Sales from relocated and closed stores, as well as new stores opened, in the respective periods are not included in this calculation while sales from remodeled and expanded stores are included in this calculation. In fiscal 2005 decreased sales in certain of Company's stores affected by competitive store openings and the impact from the opening of our new locations were partially offset by comparable sales increases in stores not affected by competitive openings. Comparable store sales increases in fiscal 2004 were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings and the impact of several of our new and replacement locations.

Gross Profit:

Gross profit totaled $316.5 million in fiscal 2005 compared to $308.7 million in fiscal 2004 and $271.9 million in fiscal 2003. Gross profit as a percent of sales was 26.0% in fiscal 2005, 26.3% in fiscal 2004 and 25.9% in fiscal 2003. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Gross profit as a percentage of sales decreased in fiscal 2005 primarily as a result of a .25% increase, as measured as a percentage of sales, in costs for programs implemented in certain of the Company's stores to address competitive store openings.

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

Patronage dividends applied as a reduction of the cost of merchandise sold were $10,210,000, $9,848,000 and $9,119,000 for the last three fiscal years. This translates to .84%, .84% and .87% of sales for the respective periods.

                                                                      Fiscal Years Ended
                                                                      ------------------
                                                            10/29/05        10/30/04       11/01/03
                                                            --------        --------       --------
                                                                         (in millions)
Sales ...............................................       $1,215.5        $1,174.0       $1,048.5
Gross profit ........................................          316.5           308.7          271.9
Gross profit percentage .............................           26.0%           26.3%          25.9%

Selling, General and Administrative Expenses:

Fiscal 2005 selling, general and administrative expenses totaled $296.6 million compared to $289.5 million in fiscal 2004 and $255.8 million in fiscal 2003.

                                                                      Fiscal Years Ended
                                                                      ------------------
                                                            10/29/05        10/30/04       11/01/03
                                                            --------        --------       --------
                                                                         (in millions)
Sales ...............................................       $1,215.5        $1,174.0       $1,048.5
Selling, General and Administrative Expenses ........          296.6           289.5          255.8
Percent of Sales ....................................           24.4%           24.7%          24.4%

Selling, general and administrative expenses decreased as a percent of sales when comparing fiscal 2005 to fiscal 2004. Decreases in labor, pre-opening costs, impairment charges and administration were partially offset by increases in fringe benefits, depreciation, miscellaneous expense and occupancy costs. Although labor decreased as a percent of sales, labor expense increased from $121,169,000 to $121,260,000. The decrease in labor as a percent of sales was due to improved efficiency in the locations opened in fiscal 2003 and 2004 and the increase in labor expense was due to two additional locations, the replacement of a smaller store and the enlargement of an additional location in fiscal 2004, as well as the acquisition of a store in September 2005. Pre-opening cost decreased as no new stores were opened in fiscal 2005. Two new locations were opened in the second and third quarters of fiscal 2004. Pre-opening costs decreased from $1,154,000 to zero. Impairment charges resulting from the non-cash write off of the difference between the net book value of equipment sold upon the closing of a store in November 2005 and the value received for the equipment was minor compared to the prior year impairment charge which related to the recording of a non-cash write down of the leasehold improvements resulting from operating losses incurred at the same location. Impairment charges decreased from $1,198,000 to $163,000. Administration decreased as several components increased at a slower rate than the increase in sales and the incentive compensation accrual for administrative personnel decreased based upon operating results for the current fiscal year. Administration costs declined from $19,478,000 to $19,440,000. The increase in fringe benefits was the result of contractual increases. Fringe benefits increased from $49,317,000 to $52,492,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened during 2004 in Lawrenceville and Aberdeen, New Jersey, the completion in January 2004 of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location in October 2004, the purchase of the Bordentown, New Jersey location in June 2004, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store. Depreciation increased from $20,634,000 to $21,884,000. The increase in occupancy costs was primarily the result of increases in utility costs, repairs and maintenance, real estate tax expense and common area maintenance expense. Occupancy costs increased from $38,493,000 to $41,859,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation. Miscellaneous expense increased from $18,624,000 to $19,856,000. As a percentage of sales, labor decreased .35%, pre-opening costs decreased .10%, impairment charges decreased .09% and administration decreased .06%. These decreases were partially offset by increases in fringe benefits of .12%, depreciation of .04%, occupancy of .17% and miscellaneous expense of .04%.

Selling, general and administrative expenses increased as a percent of sales when comparing fiscal

2004 to fiscal 2003. Increases in labor and related fringe benefits, depreciation, impairment charges and occupancy costs were partially offset by decreases in pre-opening costs and administration. The increase in labor and related fringe benefits was the result of contractual increases in fringe benefits. Labor and related fringe benefits increased from $146,006,000 to $164,280,000. Depreciation increased as the result of the purchase of equipment and leasehold improvements for two new locations opened in Lawrenceville and Aberdeen, New Jersey, the completion of the expansion and remodeling of the East Brunswick store, the remodeling of the Neptune location and the purchase of the Bordentown, New Jersey location, as well as the addition of one new capitalized real estate lease and the increase in obligations under a capitalized real estate lease for a replacement store and a full year of depreciation for the four locations opened in fiscal 2003. Depreciation increased from $17,096,000 to $20,634,000. The impairment charge relates to the recording of a non-cash write down of the leasehold improvements resulting from operating losses incurred at a location having a lease which is expiring in fiscal 2006. The impairment charge was $1,198,000 as compared to no impairment charge in fiscal 2003. The increase in occupancy was primarily the result of increases in electric and gas rates from utility companies. Utility costs increased from $10,024,000 to $12,929,000. Administration decreased as several components increased at a slower rate than the increase in sales and idle facility costs decreased as leases for several previously occupied locations were terminated. Administration costs declined from $19,750,000 to $19,479,000. Pre-opening costs decreased since only two new locations were opened in fiscal 2004 compared to four new stores in fiscal 2003. Pre-opening costs were $1,154,000 in fiscal 2004 compared to $1,796,000 in fiscal 2003. As a percentage of sales, labor and related fringe benefits increased .06%, depreciation increased .12%, impairment charges increased .10% and occupancy increased .19%. These increases were partially offset by decreases in pre-opening costs of .07% and administrative expense of .22%.

Amortization expense decreased in fiscal 2005 to $510,000 compared to $548,000 in fiscal 2004 and $475,000 in fiscal 2003. The decrease in fiscal 2005, as compared to fiscal 2004, was the result of a decrease in the amortization of deferred financing costs and deferred escalation rents partially offset by an increase in the amortization of bargain leases. The increase in fiscal 2004, as compared to fiscal 2003, was the result of increased amortization of deferred financing costs partially offset by decreased amortization of deferred escalation rents and the discontinuance of the amortization of goodwill as required by SFAS No. 142. See Note 1 of Notes to Consolidated Financial Statements.

Interest Expense:

Interest expense totaled $18.5 million in fiscal 2005 compared to $16.4 million in fiscal 2004 and $12.4 million in fiscal 2003. The increase in interest expense for fiscal 2005 and fiscal 2004 was due to an increase in average outstanding debt, including increased capitalized lease obligations, and an increase in the average interest rate paid on debt.

Income Taxes:

The Company recorded a tax provision of $.6 million in fiscal 2005, $1.1 million in fiscal 2004 and $1.5 million in fiscal 2003. See Note 13 of Notes to Consolidated Financial Statements.

Net Income:

The Company had net income of $976,000 or $.95 per diluted share in fiscal 2005 compared to net income of $1,800,000 or $1.75 per diluted share in fiscal 2004. EBITDA for fiscal 2005 were $42,486,000 as compared to $41,534,000 in fiscal 2004. Fiscal 2003 resulted in net income of $2,283,000 or $2.26 per diluted share. EBITDA for fiscal 2003 were $33,636,000.

Weighted average diluted shares outstanding were 1,031,715 for fiscal 2005, 1,030,167 for fiscal 2004 and 1,011,350 for fiscal 2003.

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

                                                 Fiscal Years Ended
                                                 ------------------
                                       10/29/05        10/30/04        11/01/03
                                       --------        --------        --------

Net income                           $   976,000     $ 1,800,000     $ 2,283,000
Add:
     Interest expense, net            18,355,000      16,251,000      12,260,000
     Income tax provision                598,000       1,103,000       1,522,000
     Depreciation                     21,884,000      20,634,000      17,096,000
     Impairment charge                   163,000       1,198,000              --
     Amortization                        510,000         548,000         475,000
                                     -----------     -----------     -----------

EBITDA                               $42,486,000     $41,534,000     $33,636,000
                                     ===========     ===========     ===========

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. This pronouncement is effective for fiscal years beginning after June 15, 2005. The Company does not expect any material impact from the adoption of SFAS No. 151 on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company's first quarter of fiscal year 2006 beginning October 30, 2005. It is estimated that the adoption of this standard will reduce the Company's net income in fiscal 2006 by approximately $63,000.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of Financial Accounting Standard (FAS) No. 143, Accounting for Asset Retirement Obligations." FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. The FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard will not have any impact on the Company's financial statements.

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No.46, or FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities," or FSP FIN 46(R)-5. FSP FIN
46(R)-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities, or VIEs, or potential VIEs when specific conditions exist. This FSP was effective for the first interim period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51," or FIN 46(R). The adoption of FSP FIN 46(R)-5 did not have any impact on the Company's results of operations and financial condition.

In May 2005, the FASB issued FASB Statement No.154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB Statement No.154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this EITF did not have any impact on the Company's financial statements.

In October 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The adoption of this standard will not have any material impact on the Company's financial statements.

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

Item 9A. Controls and Procedures

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

Item 9B. Other Information

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

                                                                                                         Year First
                                                                                                         Elected a
Name and Age                                                  Principal Occupation                        Director
-----------------------------------------       ----------------------------------------------------     ----------
Joseph J. Saker (77).....................       Chairman of the Board of the Company                        1958
Richard J. Saker (54)....................       President and Chief Executive Officer of the Company        1987
Charles T. Parton (64)...................       Chairman of the Board - Two River Community Bank, a         1995
                                                    commercial bank
Albert A. Zager (57).....................       Member -Zager, Fuchs, Ambrose & Krantz, P.C.,               1995
                                                    Attorneys at Law
Robert H. Hutchins (54)..................       President and Managing Director - Hutchins, Farrell,        2001
                                                    Meyer & Allison, P.A., Certified Public
                                                    Accountants

Mr. Joseph J. Saker served as President of the Company from its incorporation in 1958 until October 3, 2000 and as Chief Executive Officer of the Company from its incorporation until November 1, 2003. Mr. Saker has served as Chairman since 1971. Joseph J. Saker is the father of Richard J. Saker, President and Chief Executive Officer of the Company, Joseph J. Saker, Jr., Senior Vice President - Marketing and Advertising and Secretary of the Company and Thomas A. Saker, Vice President - Store Operations of the Company.

Mr. Richard J. Saker, a graduate of St. Joseph's University, has been employed by the Company since 1969 and served as Senior Vice President-Operations from 1984 until 1995, at which time he assumed the position of Executive Vice President-Operations. On October 3, 2000, he was elected President of the Company. On November 2, 2003, Mr. Saker was elected by the Board to assume the position of Chief Executive Officer of the Company, a position formerly held by Joseph J. Saker. He is a member of the Board of Directors of Wakefern and a member of its Finance Committee.

Mr. Charles T. Parton is Chairman of the Board of Two River Community Bank (the "Bank") and has served in that position since May 1, 2000. Prior to assuming that position, he served as President and Chief Executive Officer of the Bank from February 1, 2000 to April 30, 2000. In addition, on March 1, 1999, Mr. Parton began serving and continues to serve as a managing member of TRB, LLC, a financial holding company formed in connection with the incorporation of the Bank. He has been a financial executive, consultant and Certified Financial Planner for the last eleven years and is Executive Vice President and Treasurer of The Parton Corporation. He is also a Director of Kuehne Chemical Co., Inc. (chlorine and caustic soda products).

Mr. Albert A. Zager is a member of Zager, Fuchs, Ambrose & Krantz, P.C., Attorneys at Law. He was a member of Carton, Arvanitis, McGreevy, Argeris, Zager & Aikins, L.L.C., Attorneys at Law, and its predecessors from 1977 until 2004, having served as the Chairman of its Executive and Management Committees. He is President of the Board of Directors of the Center for Holocaust Studies of Brookdale Community College, a founding member of the Board of Directors of the Eastern Monmouth Area Chamber of Commerce Educational Foundation, Inc., and outside General Counsel for Meridian Health System, Inc.

Mr. Robert H. Hutchins, CPA, has been the President and Managing Director of Hutchins, Farrell, Meyer & Allison, P.A., a certified public accounting firm, since he founded the firm in 1984. In addition, Mr. Hutchins has been active in community affairs. He is a founder and Chairman of the Board of Trustees of Ocean Housing Alliance, Inc., and has served as an elected Board Member of the Toms River Regional School District and as an appointed member of the Ocean County Mental Health Advisory Board. He is past Chairman of the American Cancer Society-Ocean Unit, Co-chairperson of the American Cancer Society Eastern Region Excalibur and a member of the National American Cancer Society Excalibur Advisory Committee.

Executive Officers of the Company

The executive officers of the Company are as set forth below:

Name                            Age    Capacities in Which Served
----------------------          ---    --------------------------------------------------
Joseph J. Saker (1)(2)           77    Chairman of the Board
Richard J. Saker (1)             54    Chief Executive Officer and President
Michael Shapiro (3)              64    Senior Vice President, Chief Financial Officer and
                                         Treasurer
Emory A. Altobelli (4)           65    Senior Vice President - Corporate Subsidiaries and
                                         Services
Carl L. Montanaro (5)            64    Senior Vice President - Sales and Merchandising
Joseph J. Saker, Jr. (6)         45    Senior Vice President - Marketing and Advertising
                                         and Secretary
Robert V. Spires (7)             52    Senior Vice President - Human Resources and Labor
                                         Relations
Joseph C. Troilo (8)             72    Senior Vice President - Financial Administration,
                                         Assistant Secretary and Assistant Treasurer

(1)   See "Directors of the Company."

(2) Mr. Saker retired as an executive officer of the Company effective October 30, 2005.

(3) Mr. Shapiro joined the Company on August 15, 1994 as Senior Vice President, Chief Financial Officer and Treasurer.

(4) Mr. Altobelli has served as Senior Vice President, Corporate Subsidiaries and Services, since June 21, 1995. Prior to that date he served as Senior Vice President, Administration, commencing in June 1990. Mr. Altobelli retired as an executive officer of the Company effective January 15, 2006.

(5)   Mr.   Montanaro   has  served  as  Senior   Vice   President,   Sales  and
      Merchandising, since June 21, 1995. From March 1988 to June 1995 he served as Vice President of Sales and Merchandising.

(6) Mr. Joseph J. Saker, Jr. has served as Senior Vice President, Marketing and Advertising, since March 1, 2002 and as Secretary since April 14, 2004. From October 2001 to February 28, 2002 he served as a Vice President of Operations. From May 1990 to September 2001, he served as a Director of Operations.

(7) Mr. Spires has served as Senior Vice President, Human Resources and Labor Relations, since June 21, 1995. From August 1991 to June 1995, he served as Vice President of Human Resources and Labor Relations.

(8) Mr. Troilo has served as Senior Vice President, Financial Administration, since August 1994. From 1974 to August 1994, he served as Senior Vice President, Finance.

Audit Committee

The Audit Committee of the Board (the "Audit Committee" or the "Committee") is comprised of the following directors: Charles T. Parton, Albert A. Zager and Robert H. Hutchins. Each member of the Committee qualifies as an independent director in accordance with the rules of the American Stock Exchange ("AMEX") and the rules and regulations of the SEC. In addition, the Board has determined that Robert H. Hutchins is both independent and qualifies as a financial expert, as defined by SEC rules. The Audit Committee operates under a written charter previously adopted by the Board.

Compliance with Reporting Requirements

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received, the Company believes that, during the fiscal year ended October 29, 2005, all of its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act.

Code of Conduct

The Company currently has a Code of Conduct (the "Code") which is applicable to all directors, officers and employees of the Company, including, the Company's principal executive and senior financial officers. The Code requires, among other things, that all directors, officers and employees of the Company avoid conflicts of interest, comply with all laws and legal requirements and otherwise conduct business in an honest and ethical manner. A copy of the Code is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The aggregate compensation paid or accrued by the Company during the last three fiscal years ended, November 1, 2003, October 30, 2004 and October 29, 2005 to the Chief Executive Officer of the Company and to the four most highly compensated executive officers (other than the Chief Executive Officer) whose compensation in salary and bonus exceeded $100,000 in the last fiscal year (the "Named Officers") is set forth in the following table:

                           Summary Compensation Table

                                                         Annual Compensation                 All Other Compensation
                                                 --------------------------------------      ----------------------
Name and Principal Position                      Year         Salary          Bonus (1)      SERP(2)      401(k)(3)
--------------------------------------           ----         ------          ---------      -------      ---------
Joseph J. Saker (4)...................           2005        $275,000        $       0      $166,800       $4,200
   Chairman                                      2004         325,000           64,189       161,500        4,000
                                                 2003         413,200           57,656       161,500        4,000

Richard J. Saker......................           2005         576,548                0       407,500        4,200
   President and Chief Executive                 2004         553,000          108,755       401,000        4,000
   Officer (5)                                   2003         522,650           72,476       392,000        4,000

Michael Shapiro.......................           2005         217,596                0        89,900        7,394
   Senior Vice President, Chief                  2004         209,498           32,805        87,200        7,104
   Financial Officer and Treasurer               2003         202,970           22,381        91,300        6,753

Carl L. Montanaro.....................           2005         192,751                0        48,600        6,621
   Senior Vice President, Sales                  2004         198,912           26,431        47,900        6,717
   and Merchandising                             2003         180,993           18,033        53,200        6,115

Joseph J. Saker, Jr. .................           2005         170,939                0        53,600        6,055
   Senior Vice President, Marketing              2004         167,530           26,431        45,000        5,985
   and Advertising and Secretary                 2003         163,763           18,033             0        5,566

(1) Incentive compensation paid or accrued pursuant to the Company's Incentive Compensation Plans (the "Incentive Plans"). The Incentive Plans were adopted by the Board for each of the fiscal years presented in the table to attract, retain and motivate salaried employees by providing incentive compensation awards in cash. The Board administers the Incentive Plans, which includes designating salaried employees eligible to participate in the Incentive Plans and awarding incentive compensation to the eligible employees, subject to the Company achieving certain specified levels of pre-tax profit. In administering the Incentive Plans, the Board took into account the recommendations of the Company's executive officers, except that determinations made with respect to the Company's Chairman of the Board and President were made solely by the Company's independent directors. The Company did not achieve the level of pre-tax profit specified in the Incentive Plan for fiscal 2005, and no incentive compensation awards were made for that year.

(2) The Company adopted its first Supplemental Executive Retirement Plan in 1989 (the "1989 SERP") and a second Supplemental Executive Retirement Plan effective December 31, 2004 (the "2004 SERP"). The 1989 SERP and the 2004 SERP are referred to collectively as the "SERP Plans." The SERP Plans are intended to supplement the Company's retirement benefits and the participants in each of the SERP Plans are currently identical. The SERP Plans currently cover three former executive officers and key employees of the Company, including Mr. Joseph Saker, and nine executive officers and key employees of the Company. Pursuant to a resolution adopted by the Board on June 8, 2005, vesting in the 1989 Plan was frozen and only the participants vested as of December 31, 2004 (Mr. Joseph Saker and one other executive officer of the Company) are entitled to receive benefits under the 1989 Plan. Benefits payable under the 1989 Plan are deducted from the benefits payable under the 2004 Plan to the two participants who have vested benefits in the 1989 Plan.

      The amounts reflected in the Summary Compensation Table represent the projected annual benefit at retirement under the 1989 SERP Plan as of the end of fiscal years 2003 and 2004 and the 2004 SERP Plan as of the end of fiscal 2005 for the Named Officers. Amounts payable at retirement under the SERP Plans range from 40% to 50% of the employee's highest average compensation over a five year period less primary Social Security, pension plan benefits and 401(k) benefits and are payable until death, but for a minimum of 120 months, except for Mr. Joseph J. Saker (see Note (4) below). In addition to the benefits described above, each participant in the SERP Plans is entitled to receive, on a monthly basis, an amount equal to 50% of the average monthly premium required to purchase Medicare insurance coverage. The retirement and medical insurance payments are not payable until the earlier of death, disability or retirement of the covered employee. The Company anticipates paying for benefits under the SERP Plans as they become due out of current operating income.

      The SERP Plans provide for a pre-retirement death benefit of one-half the amount payable upon retirement, actuarially computed, payable to the employee's beneficiary over 120 months. If the employee dies after retirement, such employee's beneficiary will receive the same benefit the employee would have received if the employee had lived for 120 months. The Company has amended the SERP Plans for Mr. Joseph J. Saker as described in Note (4) below. During fiscal 2005, the Company recorded $783,000 of deferred compensation expense with respect to the SERP Plans.

(3) Represents amounts contributed by the Company under its 401(k) Plan (the "401(k) Plan"). The Company maintains a 401(k) Plan for all qualified non-union employees. Employees are eligible to participate in the 401(k) Plan after completing one (1) year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 30% of compensation but may not exceed $14,000 per year. The Company has elected to match 25% of the employee's contributions up to 6% of employee eligible compensation not exceeding $210,000. The Company may make additional discretionary contributions. These discretionary contributions amounted to 2% of eligible compensation for the three calendar years ending December 31, 2005.

(4) Effective November 2, 2003, Joseph J. Saker relinquished his position as Chief Executive Officer of the Company, but continued to serve as an executive officer of the Company, occupying the position of Chairman of the Board pursuant to a two (2) year employment agreement (the "Employment Agreement") commencing November 2, 2003 and ended October 29, 2005. Richard J. Saker was elected by the Board to assume the position of Chief Executive Officer. On October 29, 2005, Joseph J. Saker retired as an executive officer of the Company. He continues to serve as Chairman of the Board.

      Mr. Saker's base salary under the Employment Agreement was $325,000 and $275,000 during the first and second years, respectively, of the term of the agreement. Mr. Saker was eligible to participate in the Company's Incentive Plans and 401(k) Plan and was entitled to receive insurance benefits made available to other employees of the Company during the term of the Employment Agreement.

      The Employment Agreement provides certain post retirement benefits for Mr. Saker and his wife. Specifically, the Company has agreed to provide fully paid medical and dental insurance coverage for Joseph Saker and his wife during their respective lives. The Company will provide certain supplemental life insurance for Mr. Saker post retirement and the premiums to be paid by the Company for such insurance shall not exceed $22,104. Also, the Company amended its SERP, as to Mr. Saker only, to provide for payments under that plan for the joint and several lives of Joseph Saker and his wife. Each other executive participating in the SERP is entitled to a benefit payable for his life and, in the event of death, his beneficiary is entitled to receive a benefit for a period of up to 120 months. See Note (2) above.

(5) The members of the Board elected Richard J. Saker to assume the position of Chief Executive Officer of the Company effective November 2, 2003.

Option Grants and Exercises During Fiscal Year Ended October 29, 2005

      Shown below is information with respect to options exercised by the Named Officers during the Fiscal Year Ended October 29, 2005. The Company did not grant any stock options in the Fiscal Year Ended October 29, 2005.

      Aggregated Option Exercises in the Fiscal Year Ended October 29, 2005 and Fiscal Year-End Option Values for the Named Officers

-------------------------------------------------------------------------------------------------------------------------
                                                          Total Number of Securities           Value of Unexercised
                                                            Underlying Unexercised             In-the-Money Options
                                                          Options at October 29, 2005         at October 29, 2005 (1)
-------------------------------------------------------------------------------------------------------------------------
                                 Shares
                              Acquired on       Value
         Name (2)               Exercise       Realized   Exercisable   Unexercisable(3)    Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Joseph J. Saker                    --             --         40,000              --           $736,000              --
-------------------------------------------------------------------------------------------------------------------------
Richard J. Saker                   --             --         40,000          10,000           $736,000        $184,000
-------------------------------------------------------------------------------------------------------------------------
Michael Shapiro                    --             --            500              --           $  9,200              --
-------------------------------------------------------------------------------------------------------------------------
Carl L. Montanaro                  --             --            500              --           $  9,200              --
-------------------------------------------------------------------------------------------------------------------------
Joseph J. Saker, Jr                --             --             --              --                 --              --
-------------------------------------------------------------------------------------------------------------------------

(1) This represents the difference between the closing price of the Company's Common Stock on October 28, 2005, the last trading day in fiscal 2005 ($38.00), and the exercise price of the options ($19.60).

(2) All stock options were granted on August 8, 2001 (the "Grant Date") in accordance with the Stock Incentive Plan. The stock options granted to Joseph J. Saker and Richard J. Saker are assignable to any of their respective children or grandchildren who are employed by the Company at the store manager or higher level. The options granted to Richard J. Saker, which include 40,000 shares subject to options exercisable as of October 29, 2005, vest quarterly from the Grant Date over a five (5) year period. The options granted to Joseph J. Saker are fully vested. All other stock options granted, vested per individual, 250 shares on the Grant Date and 250 shares on each anniversary of the Grant Date thereafter for the
      (3) three years following the Grant Date.

(3) Does not give effect to the Going Private Transaction. All unvested stock options will fully vest and all outstanding options not held by the Purchasers will be cashed out as a result of the Going Private Transaction.

Pension Plan

The Company maintains a defined benefit pension plan for eligible employees. Full vesting occurs after five (5) years of service. Benefits upon retirement prior to age 65 are reduced actuarially. Benefits under the plan are determined by a formula equal to .6% times the highest five (5) consecutive year average of a participant's compensation from the commencement of employment through September 30, 1997, times the total years of service at September 30, 1997. The plan also provides for lump sum payments, which are payable under certain circumstances. The table set forth below specifies the estimated annual benefits payable upon normal retirement at age 65. Pursuant to a resolution adopted by the Board on September 24, 1997, years of service and benefit accruals for participants in the plan were frozen effective September 30, 1997. In lieu of contributions to the defined benefit pension plan for the eight (8) calendar years ended December 31, 2005, the Board has approved contributions to the 401(k) Plan in an amount equal to the sum of (a) two percent (2%) of the eligible compensation of 401(k) Plan participants; and (b) $.25 for every $1.00 contributed to the 401(k) Plan by the participants for up to 6% of the participant's eligible compensation. The Company did not make any contributions to the 401(k) Plan prior to freezing benefit accruals under the defined benefit pension plan.

                                                           Years of Service at September 30, 1997
                                           ----------------------------------------------------------------------
Remuneration                                  15              20              25              30             35
---------------------------------          -------          -------        -------         -------        -------
$100,000.........................          $ 9,000          $12,000        $15,000         $18,000        $21,000
 125,000.........................           11,250           15,000         18,750          22,500         26,250
 150,000.........................           13,500           18,000         22,500          27,000         31,500
 175,000.........................           15,750           21,000         26,250          31,500         36,750
 200,000.........................           18,000           24,000         30,000          36,000         42,000
 225,000.........................           20,250           27,000         33,750          40,500         47,250
 250,000.........................           22,500           30,000         37,500          45,000         52,500
 275,000.........................           24,750           33,000         41,250          49,500         57,750
 300,000.........................           27,000           36,000         45,000          54,000         63,000

For purposes of vesting benefits under the pension plan, the Company has credited Richard J. Saker with 23 years of service; Michael Shapiro with 3 years of service; Joseph J. Saker, Jr. with 21 years of service; and Carl L. Montanaro with 35 years of service. The highest five (5) consecutive year average, or pro-rated portion thereof, of compensation through September 30, 1997 for each of the Company's Named Officers, after giving effect to applicable limitations under the Internal Revenue Code of 1986, as amended, is as follows: Richard J. Saker - $150,000; Michael Shapiro - $150,000, Carl L. Montanaro - $119,000, and Joseph J. Saker, Jr. - $99,000.

Joseph J. Saker received a lump sum distribution of $403,878 in January 1995, representing the amount of his vested interest in the pension plan.

Directors' Compensation

All non-employee directors receive, in addition to reimbursement for their reasonable expenses associated with attendance at meetings of the Board, an annual retainer fee of $15,000 payable quarterly in advance, and a participation fee of $1,000 for each meeting of the Board attended. All non-employee members of the Audit Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Audit Committee meetings, a fee of $1,000 for each Audit Committee meeting attended if held on a day other than a day on which a Board meeting is held, and a fee of $500 for each Audit Committee meeting attended if held on the same day as a meeting of the Board. All non-employee members of the Stock Option Committee receive, in addition to reimbursement for their reasonable expenses associated with attendance at Stock Option

Committee meetings, a fee of $500 for each Stock Option Committee meeting attended if held on a day other than a day on which a Board meeting is held.

The Company paid a total of $77,500 during the fiscal year ended October 29, 2005 to directors who are not employees of the Company.

In December 2005, the Board of Directors formed a Special Committee consisting of three independent directors to review and evaluate the proposal for the Going Private Transaction and other proposals regarding strategic alternatives available to the Company that may be submitted to the Board or the Special
Committee. All members of the Special Committee will receive $500 for each telephonic Special Committee meeting attended, $1,000 for each in-person Special Committee meeting attended which does not exceed three hours in duration and $1,500 for each in-person Special Committee meeting attended which exceeds three hours in duration.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

For the fiscal year ended October 29, 2005, the full Board performed the functions of a board compensation committee. Executive officers who served on the Board during fiscal 2005 were Joseph J. Saker, Chairman of the Board, and Richard J. Saker, President and Chief Executive Officer. The Board acted on matters of compensation for the Chairman and the Chief Executive Officer, with each of such officers abstaining from any compensation decisions relating specifically to them.

Compensation Report of the Board of Directors

The Company's independent directors are responsible for determining the compensation of the Company's Chairman and its Chief Executive Officer. During fiscal 2005, Joseph J. Saker served as the Company's Executive Chairman and Richard J. Saker served as the Company's Chief Executive Officer. In order to arrive at an appropriate level of compensation for the Company's Chief Executive Officer for the fiscal year ended October 29, 2005, the independent directors considered a variety of factors presented in this report.

Corporate data for chief executive officers of similar sized grocery retailing organizations throughout the country as well as the Company's financial performance and other achievements during the fiscal year ended October 30, 2004 were reviewed and considered by the Company's independent directors in determining compensation levels for the Company's Chief Executive Officer for fiscal 2005. In addition, the independent directors took into account the fact that the Chief Executive Officer of the Company has personally guaranteed significant amounts of indebtedness owed by the Company to Wakefern.

After careful consideration of the various factors, including, among others, the facts referenced above, the independent directors determined the base salary of the Chief Executive Officer should be increased by four percent (4%) for the fiscal year ended October 29, 2005. See "Executive Compensation - Summary Compensation Table."

As of the end of the 2003 fiscal year, Joseph J. Saker relinquished his role as Chief Executive Officer of the Company. Recognizing the substantial contribution that Mr. Saker has made and is expected to continue to make to the growth, development and successful operation of the Company, including his personal guaranty of the Company's indebtedness to Wakefern, the Board determined that it was in the best interests of the Company and its shareholders that Joseph Saker's judgment and experience remain available to the Company and that he continue to serve as an executive officer of the Company occupying the position of Chairman of the Board. The Board approved a two (2) year employment agreement between the Company and Joseph J. Saker beginning November 2, 2003 and terminating on October 29, 2005. On October 29, 2005, Joseph J. Saker retired as an executive officer of the Company. Mr. Saker will continue to serve as Chairman of the Company's Board of Directors. See Note (4) to the Summary Compensation Table.

The members of the Board elected Richard J. Saker to assume the position of Chief Executive Officer of the Company based upon his substantial experience in supermarket operations, his long tenure as an executive officer of the Company and his substantial contribution to the growth and development of the Company.

Historically, the Company's Chief Executive Officer makes determinations with respect to cash compensation paid to other executive officers of the Company. In addition to considering market comparisons, salaries paid to executive officers are based on the executive's level of responsibility, experience in his role, and the overall performance and condition of the Company and the economy at large.

The Company's Board is responsible for administration of the Company's 2005 Incentive Compensation Plan (the "Incentive Compensation Plan"). Pursuant to the Incentive Compensation Plan, the Company undertakes to pay incentive compensation to designated employees if it achieves certain adjusted pre-tax profit levels. The terms of the Incentive Compensation Plan are generally consistent with the terms of incentive compensation plans adopted and approved by the Company for prior fiscal years.

The Stock Option Committee of the Board, which consists of its outside directors, administers the Company's Stock Incentive Plan. The Stock Incentive Plan enables the Company to grant stock-based and other forms of incentives, including stock options, stock appreciation rights, phantom stock, and restricted stock, among others. The Stock Option Committee may select from among these types of awards, and may combine different types of awards within individual grants, to establish individual grants affording long-term incentives, for the purpose of better aligning the interests of the Company's management with those of its shareholders. The Stock Option Committee did not grant any awards to the Company's key executives and directors during the fiscal year ended October 29, 2005.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 (per person) on the amount of compensation that may be deducted by a public company in any year for compensation paid to each of a corporation's Named Officers. Qualifying performance based compensation is not subject to the deduction limit if certain requirements are satisfied. The grant of options to the Named Officers in 2001 under the Stock Incentive Plan does not qualify as performance based compensation. The exercise of these options could result in deductible compensation in excess of the limit imposed by Section 162(m). The Board may award compensation that may be non-deductible under Section 162(m) when, in the exercise of its business judgment, such award would be in the best interests of the Company. The Section 162(m) limitation has not yet had any effect upon the Company and its ability to deduct, for tax purposes, compensation paid to its Named Officers.

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

Submitted by:    Charles T. Parton
                 Albert A. Zager
                 Robert H. Hutchins

Performance Analysis

Set forth below is a line graph comparing the cumulative total return of the Company, the AMEX Wholesale & Retail Trade Index, the Standard & Poor's 500 Composite Stock Price Index and the AMEX Composite Index for the five years commencing October 28, 2000 and ended October 29, 2005.

                          FOODARAMA SUPERMARKETS, INC.
                             PRICE PERFORMANCE GRAPH

(THE FOLLOWING TABLES ARE REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL)

AMEX COMPOSITE

               2000                2001               2002               2003               2004               2005
               ----                ----               ----               ----               ----               ----
              909.30             824.20             828.99            1063.33            1311.39             1642.58
                1.00               0.91               0.91               1.17               1.44                1.81
              100.00              90.64              91.17             116.94             144.22              180.64

INDUSTRY (AMEX)

               2000                2001               2002               2003               2004               2005
               ----                ----               ----               ----               ----               ----
              165.20             127.19             132.11             186.51             188.59              279.39
                1.00               0.77               0.80               1.13               1.14                1.69
              100.00              76.99              79.97             112.90             114.16              169.12

FSM
               2000                2001               2002               2003               2004               2005
               ----                ----               ----               ----               ----               ----
               18.38              40.75              27.00              25.25              37.50               38.00
                1.00               2.22               1.47               1.37               2.04                2.07
              100.00             221.77             146.94             137.41             204.08              206.80

S&P 500
               2000                2001               2002               2003               2004               2005
               ----                ----               ----               ----               ----               ----
             1429.40            1059.78             900.96            1050.71            1130.20             1198.41
                1.00               0.74               0.63               0.74               0.79                0.84
              100.00              74.14              63.03              73.51              79.07               83.84

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of January 13, 2005, the persons known to the Company who owned directly or beneficially more than five percent (5%) of the outstanding Common Stock of the Company:

Name of Beneficial Owner                                              Amount Beneficially Owned      Percent of Class
------------------------------------------------------------          -------------------------      ----------------
Joseph J. Saker (1) (2)  ...................................                    233,975                     22.8
Saker Family Corporation (1)(4).............................                     85,000                      8.6
Richard J. Saker (1) (3) (4) (5)............................                    246,803                     23.9
Joseph  J. Saker, Jr. (1) (4) (6)...........................                    118,095                     12.0
Thomas A. Saker (1) (4).....................................                    125,041                     12.7
Dimensional Fund Advisors, Inc. (7).........................                     64,750                      6.6
Arthur N. Abbey (8).........................................                    118,400                     12.0
Trellus Management Company, LLC (9) ........................                     51,300                      5.2

(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 13,378 shares held by the wife of Joseph J. Saker. Mr. Saker disclaims beneficial ownership of the shares held by his wife. Also includes 40,000 shares subject to currently exercisable options. The term of these options have been extended and they expire on December 27, 2006.

(3) Includes 45,000 shares subject to currently exercisable options or options exercisable within sixty (60) days of January 13, 2006 granted pursuant to the Company's 2001 Stock Incentive Plan (the "Stock Incentive Plan").

(4) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P., a Delaware limited partnership (the "Partnership"). The Saker Family Corporation is the sole general partner (the "General Partner") of the Partnership. Richard J. Saker owns 40% of the outstanding capital stock of the General Partner, and each of Joseph J. Saker, Jr. and Thomas A. Saker owns 30% of the outstanding capital stock of the General Partner. The General Partner owns a 1% interest in the Partnership and has the sole power to sell, transfer or otherwise dispose of the shares of the Company's Common Stock only upon the unanimous consent of all shareholders of the General Partner. On other matters not involving the sale, transfer or other disposition of such shares, the shares of the Company's Common Stock held by the Partnership are voted as directed by the individual shareholders of the General Partner in accordance with their respective ownership interests in the General Partner. Accordingly, the General Partner votes 34,000 shares as directed by Richard J. Saker, 25,500 shares as directed by Joseph J. Saker, Jr., and 25,500 shares as directed by Thomas A. Saker on such other matters.

      In addition to their ownership  interests in the General Partner,  Richard
      J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker are the beneficiaries of the trust which owns a 99% interest in the Partnership (the "Limited Partner"). Thus, each of Richard J.
      Saker, Joseph J. Saker, Jr. and Thomas A. Saker also has an indirect interest in the Company's Common Stock held by the Partnership by reason of their respective beneficial interests in the Limited Partner. Their beneficial interests in the Limited Partner are in identical proportion to their ownership interests in the General Partner. Richard J. Saker, Joseph
      J. Saker, Jr. and Thomas A. Saker each disclaim beneficial ownership of shares held by the Partnership in excess of their respective pecuniary interests.

(5) Includes 1,760 shares held by Richard J. Saker's wife and shares which are held in a trust for Mr. Saker's son, of which Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(6) Includes 2,754 shares which are held in two trusts for the benefit of Mr. Saker's sons, of which Mr. Saker is the trustee. Mr. Saker disclaims beneficial ownership of the shares described in the preceding sentence.

(7) The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager for certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are referred to collectively herein as the "Portfolios." In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 64,750 shares of the Company's Common Stock based upon a copy of Schedule 13G/A filed with the Securities and Exchange Commission ("SEC") on February 9, 2005. The Portfolios own all securities reported in the table, and Dimensional disclaims beneficial ownership of such securities.

(8) The address of Arthur N. Abbey is 212 East 39th Street, New York, New York 10016. Based upon a copy of Schedule 13D filed with the SEC on December 6, 2005, Mr. Abbey has sole voting power with respect to these shares.

(9) The address of Trellus Management Company, LLC ("Trellus") is 350 Madison Avenue, Ninth Floor, New York, New York 10017. Trellus is a Delaware limited liability company and is a Delaware registered investment advisor to domestic and offshore hedge funds. Adam Usdan is President of Trellus. Based upon a copy of Schedule 13G/A filed with the SEC on February 7, 2005, Adam Usdan and Trellus have shared voting power with respect to these shares.

Securities Owned By Management

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of January 13, 2006 by (i) each director of the Company, (ii) the executive officers of the Company on such date, and (iii) the executive officers and directors as a group. Except as set forth in the footnotes to this table, the shareholders have sole voting and investment power over such shares.

Name of Beneficial Owner                                              Amount Beneficially Owned     Percent of Class
--------------------------------------------------------------        -------------------------     ----------------
Joseph J. Saker (1)(2)........................................                    233,975                  22.8
Richard J. Saker (1)(3)(4)(5).................................                    246,803                  23.9
Joseph J. Saker, Jr. (1)(4)(6)................................                    118,095                  12.0
Charles T. Parton (1)(7)......................................                      3,000                    *
Albert A. Zager (1)(7)........................................                      2,500                    *
Robert H. Hutchins (1)(8).....................................                      1,000                    *
Michael Shapiro (1)(8)(9).....................................                      1,000                    *
Emory A. Altobelli (1)(10)....................................                        775                    *
Carl L. Montanaro (1)(8)......................................                        515                    *
Robert V. Spires (1)(7).......................................                      1,000                    *
Joseph C. Troilo (1)..........................................                        ---                    *
Directors and Executive Officers as a Group (11 persons)
     (2)(3)(5)(6)(7)(8)(9)(10)(11)(12)(13)....................                    606,163                  56.6

(*)   Less than one percent.

(1) The address of the foregoing person is c/o Foodarama Supermarkets, Inc., 922 Highway 33, Building 6, Suite 1, Freehold, New Jersey 07728.

(2) Includes 13,378 shares held by the wife of Joseph J. Saker. Mr. Saker disclaims beneficial ownership of the shares held by his wife. Also, includes 40,000 shares subject to currently exercisable options granted pursuant to the Stock Incentive Plan. The term of these options have been extended and they expire on December 27, 2006.

(3) Includes 45,000 shares subject to currently exercisable options granted pursuant to the Stock Incentive Plan.

(4) Includes 85,000 shares held by the Partnership. The Saker Family Corporation is the General Partner) of the Partnership. Richard J. Saker owns 40% of the outstanding capital stock of the General Partner, and each of Joseph J. Saker, Jr. and Thomas A. Saker, Vice President - Store Operations of the Company, owns 30% of the outstanding capital stock of the General Partner. The General Partner owns a 1% interest in the Partnership and has the sole power to sell, transfer or otherwise dispose of the shares of the Company's Common Stock only upon the unanimous consent of all shareholders of the General Partner. On other matters not involving the sale, transfer or other disposition of such shares, the shares of the Company's Common Stock held by the Partnership are voted as directed by the individual shareholders of the General Partner in accordance with their respective ownership interests in the General Partner. Accordingly, the General Partner votes 34,000 shares as directed by Richard J. Saker, 25,500 shares as directed by Joseph J. Saker, Jr. and 25,500 shares as directed by Thomas A. Saker on such other matters.

      In addition to their respective ownership interests in the General Partner, Richard J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker are beneficiaries of the trust which owns a 99% interest in the Partnership. Thus, each of Richard J. Saker, Joseph J. Saker, Jr. and Thomas A. Saker also has an indirect interest in the Company's Common Stock held by the Partnership by reason of their respective beneficial interests in the Limited Partner. Their beneficial interests in the Limited Partner are in identical proportion to their ownership interests in the General Partner. Richard J. Saker, Joseph
      J. Saker, Jr. and Thomas A. Saker each disclaim beneficial ownership of shares held by the Partnership in excess of their respective pecuniary interests. See Note (4) to the table captioned "Principal Shareholders."

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

(7) Includes 1,000 shares subject to currently exercisable options granted pursuant to the Stock Incentive Plan.

(8) Includes 500 shares subject to currently exercisable options granted pursuant to the Stock Incentive Plan.

(9)   Includes 500 shares owned jointly with Mr. Shapiro's wife.

(10) Includes 750 shares subject to currently exercisable options granted pursuant to the Stock Incentive Plan.

(11) Of the 606,163 shares, directors of the Company own or have rights to acquire 484,778 shares.

(12) Includes 85,000 shares held by the Joseph Saker Family Partnership, L.P., the total number of which shares is also included both in the total number of shares attributed to ownership by Richard J. Saker, and the total number of shares attributed to ownership by Joseph J. Saker, Jr.

(13) Includes shares subject to currently exercisable options or options exercisable within sixty (60) days of January 13, 2005 granted pursuant to the Stock Incentive Plan and held by the directors and executive officers as described above.

      The Company's Third Amended and Restated Revolving Credit and Term Loan Agreement provides that an event of default shall occur if Joseph J. Saker and Richard J. Saker together, do not own, beneficially, all voting rights with respect to at least 25% of all of the issued and outstanding Common Stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of October 29, 2005, were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                       Number of
                                                                                                       securities
                                                                                                  remaining available
                                                                                                  for future issuance
                                                                                                      under equity
                                                 Number of securities                              compensation plans
                                                   to be issued upon        Weighted-average           (excluding
                                                      exercise of           exercise price of          securities
                                                 outstanding options,     outstanding options,    reflected in column
                                                 warrants and rights      warrants and rights            (a))
Plan Category                                            (a)                      (b)                    (c)
-------------                                   -----------------------  -----------------------  --------------------
Equity compensation plans
approved by security holders                              94,750                 $19.60                  102,950
Equity compensation plans not
approved by security holders                                None                   None                     None
-----------------------------------------------------------------------------------------------------------------------
Total                                                     94,750                 $19.60                  102,950
-----------------------------------------------------------------------------------------------------------------------

The Company has one equity incentive plan, the 2001 Stock Incentive Plan (the "2001Plan"). The 2001 Plan provides for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock options, stock appreciation rights and restricted stock.

Item 13. Certain Relationships and Related Transactions

(a) Transactions with Management and Certain Business Relationships

As required by the By-Laws of Wakefern, the obligations owed by the Company to Wakefern are personally guaranteed by Joseph J. Saker, Richard J. Saker, Joseph
J. Saker, Jr. and Thomas A. Saker. As of October 29, 2005, the Company was indebted to Wakefern in the amount of approximately $40,419,000 for current charges in the ordinary course of business. Wakefern presently requires each of its shareholders to invest up to $650,000 in Wakefern's non-voting capital stock for each store operated by it, computed in accordance with a formula based on the volume of such store's purchases from Wakefern. As of October 29, 2005, the Company had a 15.7% investment in Wakefern of $17,079,000. As a shareholder member of Wakefern, the Company earns a share of any annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. As of October 29, 2005, the Company was indebted in connection with investments in Wakefern. The debt of $4,211,000 was non-interest bearing and payable in scheduled installments over a period of up to seven (7) years. Additional information with respect to the Company's relationship with Wakefern is contained in this Annual Report on Form 10-K and in the notes to the Company's 2005 financial statements. See Part I,
Item 1. Wakefern and Note 4 of Notes to the Consolidated Financial Statements

The Company also has an investment in Insure-Rite, Ltd., another company affiliated with Wakefern, of $1,244,000 as of October 29, 2005. Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to private carriers. The Company paid $5,560,000 for such insurance coverage in fiscal 2005 and believes that such amount is comparable to the amount that would be charged by a similarly situated unaffiliated general liability and property insurer.

The Company leases from Joseph J. Saker, the Chairman of the Company, and his wife, doing business as Saker Enterprises, a 57,000 square foot supermarket in Freehold, New Jersey, under a lease expiring December 31, 2018. This lease provides for four five year extension options. In addition, the Company leases from Saker Enterprises 9,000 square feet of space for a liquor store under a lease expiring December 31, 2008. The liquor store property is located in the same shopping center as the supermarket. During the fiscal year ended October 29, 2005, an aggregate amount for rent (including taxes and insurance) of $866,000 was paid by the Company to Saker Enterprises for the supermarket and liquor store.

The Company subleases from Wakefern a supermarket in East Windsor, New Jersey under a sublease expiring in 2008. The Company also subleases from Wakefern a supermarket in Marlboro, New Jersey under a sublease expiring in 2006. During the fiscal year ended October 29, 2005, aggregate amounts for rent of $1,166,000 and $837,000 were paid by the Company to Wakefern for the East Windsor supermarket and the Marlboro supermarket, respectively. Upon expiration of these subleases, the underlying leases will be assigned to and assumed by the Company provided that certain conditions, which include the absence of defaults by the Company in its obligations to Wakefern and the Company's lenders, and the maintenance of a specified level of net worth, are satisfied. The term of the leases for the East Windsor and Marlboro supermarkets expire in 2018 and 2021, respectively.

The Company believes that the terms of the foregoing transactions are comparable to those available from non-affiliated persons under similar circumstances.

(b) Indebtedness of Management

None.

Item 14. Principal Accountant and Services

Audit Fees

The Company paid a total of $225,000 in fiscal year 2005 and $199,000 in fiscal year 2004 to Amper, Politziner & Mattia, P.C. for audit services, which included work related to the annual audit and quarterly reviews rendered in fiscal years 2005 and 2004, respectively.

Audit Related Fees

The Company did not pay any audit related fees to Amper, Politziner & Mattia, P.C. during fiscal 2005 and fiscal 2004.

Tax Fees

The Company paid a total of $24,000 in fiscal year 2005 and $39,000 in fiscal year 2004 to Amper, Politziner & Mattia, P.C. for income tax compliance, tax advice and tax planning.

All Other Fees

Amper, Politziner & Mattia, P.C. did not bill the Company for any other services during fiscal years 2005 or 2004.

Pre-Approval Policies and Procedures

The Audit Committee has considered whether the non-audit services provided by Amper, Politziner & Mattia, P.C., including the services rendered in connection with income taxes, were compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services did not impair the status of Amper, Politziner & Mattia, P.C. as the Company's independent auditors. None of the engagements of Amper, Politziner & Mattia, P.C., which were pre-approved by the Audit Committee, made use of the de minimis exception to pre-approval contained in the rules of the SEC which permit limited engagements for non-audit services involving amounts under a specified threshold.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

--------------------------------------------------------------------------------------------------------------------
a.1.           Audited financial statements and                                                 Page No.
               supplementary data
--------------------------------------------------------------------------------------------------------------------
               Report of Independent Registered Public Accounting Firm                          F-1
--------------------------------------------------------------------------------------------------------------------
                Foodarama Supermarkets, Inc. and
                    Subsidiaries Consolidated Financial
                    Statements:
--------------------------------------------------------------------------------------------------------------------
               Balance Sheets as of October 29, 2005                                            F-2 to F-3
                    and October 30, 2004
--------------------------------------------------------------------------------------------------------------------
               Statements of Operations for each of the
                    fiscal years ended, October 29, 2005,
                    October 30, 2004 and November 1, 2003.                                      F-4
--------------------------------------------------------------------------------------------------------------------
               Statements of Shareholders' Equity
                    for each of the fiscal years ended
                    October 29, 2005, October 30, 2004
                    and November 1, 2003.                                                       F-5
--------------------------------------------------------------------------------------------------------------------
               Statements of Cash Flows for each of the
                    fiscal years ended October 29, 2005, October 30, 2004
                    and November 1, 2003.                                                       F-6
--------------------------------------------------------------------------------------------------------------------
               Notes to Consolidated Financial Statements                                       F-7 to F-42
--------------------------------------------------------------------------------------------------------------------
a.2.           Financial Statement Schedules
--------------------------------------------------------------------------------------------------------------------
               Schedule II                                                                      S-1
--------------------------------------------------------------------------------------------------------------------
                    Schedules other than Schedule II have been
                    omitted because they are not applicable.

a.3.           Management Contracts and/or Compensatory Plans

                    Management contracts and/or compensatory plans or
                    arrangements have been identified in the Index to Exhibits beginning on page E-1 herein.
--------------------------------------------------------------------------------------------------------------------
 b.            Exhibits                                                                         E-1 to E-82
--------------------------------------------------------------------------------------------------------------------
                    Reference  is made to the  Index of  Exhibits  beginning  on page E-1 herein.
--------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FOODARAMA SUPERMARKETS, INC.
                                                 (Registrant)


                                                 /s/ Michael Shapiro
                                                 -------------------------------
                                                 Michael Shapiro
                                                 Senior Vice President,
                                                 Chief Financial Officer


                                                 /s/ Thomas H. Flynn
                                                 -------------------------------
                                                 Thomas H. Flynn
                                                 Vice President,
                                                 Principal Accounting Officer

Date: January 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                                       Title                                 Date
          ----                                       -----                                 ----
/s/ Joseph J. Saker
--------------------------
Joseph J. Saker                    Chairman of the Board of Directors              January 26, 2006

/s/ Richard J. Saker               Chief Executive Officer, President and
--------------------------         Director
Richard J. Saker                                                                   January 26, 2006

/s/ Charles T. Parton
--------------------------
Charles T. Parton                  Director                                        January 26, 2006

/s/ Albert A. Zager
--------------------------
Albert A. Zager                    Director                                        January 26, 2006

/s/ Robert H. Hutchins
--------------------------
Robert H. Hutchins                 Director                                        January 26, 2006

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Foodarama Supermarkets, Inc.
Howell, New Jersey

We have audited the accompanying consolidated balance sheets of Foodarama Supermarkets, Inc. and Subsidiaries as of October 29, 2005 and October 30, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended October 29, 2005, October 30, 2004 and November 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Foodarama Supermarkets, Inc. and Subsidiaries as of October 29, 2005 and October 30, 2004, and the results of their operations and their cash flows for the fiscal years ended October 29, 2005, October 30, 2004 and November 1, 2003, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

                                       /S/ AMPER, POLITZINER & MATTIA, P.C.
                                       ------------------------------------

January 25, 2006
Edison, New Jersey

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      October 29, 2005 and October 30, 2004
                                 (In thousands)

                                                         2005            2004
                                                         ----            ----
Assets
Current assets
    Cash and cash equivalents                         $    5,488     $    6,001
    Merchandise inventories                               55,889         57,123
    Receivables and other current assets                   7,597          8,456
    Prepaid and refundable income taxes                      797            170
    Related party receivables - Wakefern                  14,587         14,799
                                                      ----------     ----------
                                                          84,358         86,549
                                                      ----------     ----------

Property and equipment
    Land                                                     308            308
    Buildings and improvements                             1,220          1,220
    Leasehold improvements                                61,360         60,488
    Equipment                                            164,238        161,554
    Property under capital leases                        152,354        152,354
    Construction in progress                                 199             60
                                                      ----------     ----------
                                                         379,679        375,984
    Less accumulated depreciation and amortization       161,975        140,138
                                                      ----------     ----------
                                                         217,704        235,846
                                                      ----------     ----------

Other assets
    Investments in related parties                        18,323         17,655
    Goodwill                                               1,715          1,715
    Intangible assets, net                                 1,304          1,493
    Other                                                  3,364          3,339
    Related party receivables - Wakefern                   2,237          2,039
                                                      ----------     ----------
                                                          26,943         26,241
                                                      ----------     ----------

                                                      $  329,005     $  348,636
                                                      ==========     ==========

                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (continued)
                      October 29, 2005 and October 30, 2004
                                 (In thousands)

                                                                 2005             2004
                                                                 ----             ----
Liabilities and Shareholders' Equity
Current liabilities
   Current portion of long-term debt                         $     9,009      $     8,415
   Current portion of long-term debt, related party                1,026              867
   Current portion of obligations under capital leases             1,966            1,727
   Current income taxes payable                                       --              408
   Deferred income taxes                                           2,151            1,579
   Accounts payable
    Related party - Wakefern                                      40,419           39,639
    Others                                                         9,671           14,384
   Accrued expenses                                               13,479           15,236
                                                             -----------      -----------
                                                                  77,721           82,255
                                                             -----------      -----------

Long-term debt                                                    50,912           63,051
Long-term debt, related party                                      3,185            3,590
Obligations under capital leases                                 140,540          142,504
Deferred income taxes                                                175            2,292
Other long-term liabilities                                       13,577           13,711
                                                             -----------      -----------
                                                                 208,389          225,148
                                                             -----------      -----------

Commitments and Contingencies (Note 14)

Shareholders' equity
   Common stock, $1.00 par; authorized 2,500,000 shares;
    issued 1,621,767 shares; outstanding 988,117 shares
   October 29, 2005; 987,617 shares October 30, 2004               1,622            1,622
   Capital in excess of par                                        4,168            4,168
   Deferred compensation                                            (242)            (580)
   Retained earnings                                              52,315           51,339
   Accumulated other comprehensive income
    Minimum pension liability                                     (2,802)          (3,140)
                                                             -----------      -----------
                                                                  55,061           53,409
Less 633,650 shares October 29, 2005; 634,150 shares
 October 30, 2004, held in treasury, at cost                      12,166           12,176
                                                             -----------      -----------
                                                                  42,895           41,233
                                                             -----------      -----------

                                                             $   329,005      $   348,636
                                                             ===========      ===========

                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
   Fiscal Years Ended October 29, 2005, October 30, 2004 and November 1, 2003
                      (In thousands, except per share data)

                                                    2005              2004             2003
                                                    ----              ----             ----
Sales                                            $ 1,215,490      $ 1,173,977      $ 1,048,532

Cost of goods sold                                   898,962          865,280          776,656
                                                 -----------      -----------      -----------

Gross profit                                         316,528          308,697          271,876
Selling, general and administrative expenses         296,599          289,543          255,811
                                                 -----------      -----------      -----------
Earnings from operations                              19,929           19,154           16,065
                                                 -----------      -----------      -----------

Other income (expense)                               (18,518)         (16,392)         (12,399)
   Interest expense                                      163              141              139
                                                 -----------      -----------      -----------
   Interest income                                   (18,355)         (16,251)         (12,260)
                                                 -----------      -----------      -----------

Earnings before income tax provision                   1,574            2,903            3,805
Income tax provision                                    (598)          (1,103)          (1,522)
                                                 -----------      -----------      -----------
Net income                                       $       976      $     1,800      $     2,283
                                                 ===========      ===========      ===========
Per share information
Net income per common share
   Basic                                         $       .99      $      1.82      $      2.31
                                                 ===========      ===========      ===========
   Diluted                                       $       .95      $      1.75      $      2.26
                                                 ===========      ===========      ===========
Weighted average shares outstanding
   Basic                                             987,878          987,132          986,789
                                                 ===========      ===========      ===========
   Diluted                                         1,031,715        1,030,167        1,011,350
                                                 ===========      ===========      ===========

                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
   Fiscal Years Ended October 29, 2005, October 30, 2004 and November 1, 2003
                      (In thousands, except per share data)

                                               Common Stock                                Accumulated
                                          --------------------    Capital                      Other
                                            Shares               in Excess    Deferred    Comprehensive
                                            Issued      Amount     of Par   Compensation      Income
                                            ------      ------     ------   ------------      ------
Balance - November 2, 2002                1,621,767     $1,622     $4,168      $(1,324)      $(2,896)
Amortization of deferred compensation            --         --         --          372            --
Issuance of common stock                         --         --         --           --            --
Comprehensive income
   Net income 2003                               --         --         --           --            --
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                         --         --         --           --          (268)
                                          ---------     ------     ------      -------       -------
Comprehensive income

Balance - November 1, 2003                1,621,767      1,622      4,168         (952)       (3,164)
Amortization of deferred compensation            --         --         --          372            --
Issuance of common stock                         --         --         --           --            --
Comprehensive income
   Net income 2004                               --         --         --           --            --
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                         --         --         --           --            24
                                          ---------     ------     ------      -------       -------
Comprehensive income

Balance - October 30, 2004                1,621,767      1,622      4,168         (580)       (3,140)
Amortization of deferred compensation            --         --         --          338            --
Issuance of common stock                         --         --         --           --            --
Comprehensive income
   Net income 2005                               --         --         --           --            --
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                         --         --         --           --           338
                                          ---------     ------     ------      -------       -------
Comprehensive income

Balance October 29, 2005                  1,621,767     $1,622     $4,168      $  (242)      $(2,802)
                                          =========     ======     ======      =======       =======


                                                                                  Treasury Stock
                                            Comprehensive      Retained      -----------------------        Total
                                                Income         Earnings        Shares        Amount        Equity
                                                ------         --------        ------        ------        ------
Balance - November 2, 2002                                     $ 47,256       (635,400)    $ (12,201)     $ 36,625
Amortization of deferred compensation                --              --             --            --           372
Issuance of common stock                             --              --            500            10            10
Comprehensive income
   Net income 2003                             $  2,283           2,283             --            --         2,283
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                           (268)             --             --            --          (268)
                                               --------       ---------      ---------     ---------      --------
Comprehensive income                           $  2,015
                                               ========
Balance - November 1, 2003                                       49,539       (634,900)      (12,191)       39,022
Amortization of deferred compensation                                --             --            --           372
Issuance of common stock                             --              --            750            15            15
Comprehensive income
   Net income 2004                             $  1,800           1,800             --            --         1,800
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                             24              --             --            --            24
                                               --------       ---------      ---------     ---------      --------
Comprehensive income                           $  1,824
                                               ========
Balance - October 30, 2004                                       51,339       (634,150)      (12,176)       41,233
Amortization of deferred compensation                                --             --            --           338
Issuance of common stock                             --              --            500            10            10
Comprehensive income
   Net income 2005                             $    976             976             --            --           976
   Other comprehensive income
      Minimum pension liability, net
         of deferred tax                            338              --             --            --           338
                                               --------       ---------      ---------     ---------      --------
Comprehensive income                           $  1,314
                                               ========
Balance October 29, 2005                                      $  52,315       (633,650)    $ (12,166)     $ 42,895
                                                              =========      =========     =========      ========

                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
   Fiscal Years Ended October 29, 2005, October 30, 2004 and November 1, 2003
                                 (In thousands)

                                                                   2005             2004              2003
                                                                   ----             ----              ----
Cash flows from operating activities
Net income                                                    $        976      $      1,800      $      2,283
 Adjustments to reconcile net income to net
    cash from operating activities
 Depreciation                                                       21,884            20,634            17,096
 Non cash impairment charge                                            163             1,198                --
 Amortization, intangibles                                             189               141               192
 Amortization, deferred financing costs                                643               695               577
 Amortization, deferred rent escalation                               (322)             (288)             (294)
 Provision to value inventory at LIFO                                  980             1,005               715
 Deferred income taxes                                              (1,769)           (1,057)            2,515
 Amortization of deferred compensation                                 334               358               357
(Increase) decrease in
   Merchandise inventories                                             254            (8,904)           (6,232)
   Receivables and other current assets                                 62              (907)             (505)
   Prepaid and refundable income taxes                                (627)            3,234            (3,147)
   Other assets                                                       (557)             (457)              227
   Related party receivables - Wakefern                                 14            (1,280)           (4,920)
Increase (decrease) in
   Accounts payable                                                 (3,933)            1,895             6,115
   Income taxes payable                                               (408)           (1,007)            1,415
   Other liabilities                                                  (959)            2,560             1,463
                                                              ------------      ------------      ------------
                                                                    16,924            19,620            17,857
                                                              ------------      ------------      ------------

Cash flows from investing activities
   Cash paid for the purchase of property and equipment             (3,766)          (27,744)          (29,267)
   Cash paid for construction in progress                             (139)              (24)           (4,336)
   Decrease in construction advance due from landlords                 797            17,127             4,975
   Increase in construction advance due from landlords                  --           (12,633)           (6,128)
   Payment for purchase of acquired store assets                        --            (1,000)               --
                                                              ------------      ------------      ------------
                                                                    (3,108)          (24,274)          (34,756)
                                                              ------------      ------------      ------------

Cash flows from financing activities
   Proceeds from issuance of debt                                       --            16,359            27,853
   Principal payments under long-term debt                         (11,545)           (8,144)           (7,505)
   Principal payments under capital lease obligations               (1,725)           (1,484)           (1,518)
   Principal payments under long-term debt, related party             (914)           (1,000)             (755)
   Deferred financing and other costs                                 (155)             (343)             (214)
   Proceeds from exercise of stock options                              10                15                10
                                                              ------------      ------------      ------------
                                                                   (14,329)            5,403            17,871
                                                              ------------      ------------      ------------

Net change in cash and cash equivalents                               (513)              749               972

Cash and cash equivalents, beginning of year                         6,001             5,252             4,280
                                                              ------------      ------------      ------------

Cash and cash equivalents, end of year                        $      5,488      $      6,001      $      5,252
                                                              ============      ============      ============

Supplemental disclosures of cash paid
   Interest                                                   $     18,496      $     16,286      $     12,374
   Income taxes, net of refunds                               $      3,416      $        (61)     $        751

                 See notes to consolidated financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies

            Nature of Operations

            Foodarama Supermarkets, Inc. and Subsidiaries (the "Company"), operate 27 ShopRite supermarkets, primarily in Central New Jersey. One of these stores was closed in November 2005, subsequent to fiscal year-end. The Company is a member of Wakefern Food Corporation ("Wakefern"), the largest retailer-owned food cooperative in the United States.

            Fiscal Year

            The  Company's  fiscal year ends on the Saturday  closest to October
            31. Fiscal 2005 consists of the 52 weeks ended October 29, 2005, fiscal 2004 consists of the 52 weeks ended October 30, 2004 and fiscal 2003 consists of the 52 weeks ended November 1, 2003.

            Principles of Consolidation

            The consolidated  financial  statements  include the accounts of the
            Company  and  its  wholly  owned   subsidiaries.   All   significant
            intercompany accounts and transactions have been eliminated.

            Revenue Recognition

            Revenue from the sale of products is recognized at the point of sale to the customer. Discounts provided to customers through ShopRite coupons at the point of sale are recognized as a reduction of sales as the products are sold.

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

            Merchandise Inventories

            Merchandise inventories are stated at the lower of cost or market. At October 29, 2005 and October 30, 2004 approximately 82% each year of merchandise inventories, consisting primarily of grocery and nonfood items, are valued by the LIFO (last-in, first-out) method of inventory valuation while the remaining inventory items are valued by the FIFO (first-in, first-out) method with cost being determined under the retail method.

            If the FIFO method had been used for the entire inventory, inventory at October 29, 2005 and October 30, 2004 would have been $4,720,000 and $3,740,000 higher, respectively.

            Vendor Allowances and Rebates and Cost of Goods Sold

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

            Selling, General and Administrative Expense

            Selling, general and administrative expense consists primarily of depreciation, amortization, impairment charges, advertising expense, payroll including related fringe and employee benefit expenses, utilities expense, rent, common area maintenance and other occupancy charges and other expenses.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Property and Equipment

            Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives ranging between three and ten years for equipment, the shorter of the useful life or lease term for leasehold improvements, and twenty years for buildings. Repairs and maintenance are expensed as incurred. Property and equipment under capital leases are recorded at the lower of fair market value or the net present value of the minimum lease payments. They are depreciated on a straight-line basis over the shorter of the related lease terms or their useful life.

            Investments

            The Company's investments in its principal supplier, Wakefern, and in Insure-Rite, Ltd., are stated at cost (see Note 4).

            Goodwill

            Goodwill is tested at the end of each fiscal year for impairment, or as circumstances dictate, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets". The Company has determined that it operates as a single reporting unit for purposes of evaluating goodwill, and as such, impairment is tested at the company level. During fiscal 2005, 2004 and 2003 the Company completed goodwill impairment tests prescribed by SFAS 142 and concluded that no impairment of goodwill existed.

            Intangible Assets

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

            Long-Lived Assets

            The Company reviews long-lived assets, on an individual store basis, for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Such review analyzes the undiscounted estimated future cash flows from such assets to determine if the carrying value of such assets are recoverable from their respective cash flows. If an impairment is indicated, it is measured by comparing the discounted cash flows for the long-lived asset to its carrying value. In fiscal 2005 and 2004, the Company recorded non-cash impairment charges of $163,000 and $1,198,000, respectively, to reduce the carrying value of equipment and leasehold improvements relating to one store.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Long-Lived Assets - (continued)

            These charges for fiscal 2005 and 2004 are included in Selling, General and Administrative Expense in the accompanying consolidated statements of operations. Factors leading to impairment were a combination of historical losses, anticipated future losses and projected future negative cash flows for the remaining term of the related store's lease. The non-cash impairment charge represents the amount necessary to write down the carrying value of the equipment and leasehold improvements for the store to its' estimated fair value based on the Company's best estimate of the store's future discounted operating cash flows and the anticipated proceeds to be received on the sale of the equipment. The Company did not record any impairment charges in fiscal 2003.

            Deferred Financing Costs

            Deferred financing costs are being amortized over the life of the related debt using the effective interest method.

            Software Development Costs

            Software development costs consist of internal-use software development which is amortized using the straight-line method over its estimated useful life of approximately 3 years, commencing upon the completion of the project. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. Software development costs are included in "Other" in "Other Assets" in the consolidated balance sheet and were $95,000 as of October 29, 2005. There were no costs in fiscal 2004 or 2003.

            Postretirement Benefits other than Pensions

            The Company accrues for the cost of providing postretirement benefits, principally supplemental income payments and limited medical benefits, over the working careers of the officers in the plan.

            Postemployment Benefits

            The   Company   accrues   for  the   expected   cost  of   providing
            postemployment benefits, primarily short term disability payments, over the working careers of its employees.

            Advertising

            Advertising costs are expensed as incurred. Advertising expense was $9.2, $8.3 and $7.9 million for the fiscal years 2005, 2004 and 2003, respectively.

            Store Opening and Closing Costs

            The costs of opening new stores are expensed as incurred. The Company estimates

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Store Opening and Closing Costs - (continued)

            closed store liabilities, which are accrued and expensed upon the closing of a store. Closed store liabilities include lease payments, real estate taxes, common area maintenance, and utility costs to be incurred over the remaining lease term, net of estimated sublease income, at the present value using a discount rate based on a credit adjusted risk-free rate. Adjustments to closed store liabilities primarily relate to changes in subtenants and actual exit costs differing from original estimates and are expensed in the period in which the change becomes known.

            Minimum Pension Liability

            The Company maintains two underfunded defined benefit pension plans covering administrative personnel and members of a union. The minimum pension liability for these plans is recorded in "Other long-term liabilities" and the related unrealized loss, net of deferred income tax benefit, is included in accumulated other comprehensive income.

            Comprehensive Income

            FASB Statement 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income
            (loss) and its components in a full set of financial statements. For fiscal 2005, 2004 and 2003, comprehensive income consists of net income and the additional minimum pension liability adjustment, net of deferred income tax benefit.

            Stock Option Plan

            The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. Deferred compensation expense recorded at the date of grant is amortized over the vesting period of the related grant which approximates five years. Compensation expense related to stock performance units (as described in Note 11 as "Units") is measured based on the change in market price of the Company's common stock, the number of Units outstanding and the number of Units vested from one period to the next.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Stock Option Plan - (continued)

            In accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                                                                 Fiscal Year Ending
                                                                                 ------------------
                                                                    October 29,      October 30,       November 1,
                                                                       2005             2004               2003
                                                                    -----------      -----------       -----------
            Net income - as reported                                   $ 976           $ 1,800            $2,283

            Add:
            Stock-based employee compensation
            expense included in reported net
            income, net of related tax effects                           210               221               223

            Deduct:
            Adjustment    to   total    stock-based    employee
            compensation    expense    determined   under   the
            intrinsic  value  method  for  expense   determined
            under the fair value based  method,  net of related
            tax effects                                                 (285)             (305)             (303)
                                                                       -----------------------------------------
            Pro forma net income                                       $ 901           $ 1,716            $2,203
                                                                       =========================================
            Earnings per share:
            Basic, as reported                                         $ .99           $  1.82            $ 2.31
                                                                       =========================================
            Basic, pro forma                                           $ .91           $  1.74            $ 2.23
                                                                       =========================================
            Diluted, as reported                                       $ .95           $  1.75            $ 2.26
                                                                       =========================================
            Diluted, pro forma                                         $ .87           $  1.67            $ 2.18
                                                                       =========================================

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Stock Option Plan - (continued)

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
                   Expected life                            5 years

            There were no options granted in fiscal 2005, 2004 or 2003.

            Earnings Per Share

            Earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations.

            Recent Accounting Pronouncements

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

            In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 1 -    Summary of Significant Accounting Policies - (continued)

            Recent Accounting Pronouncements - (continued)

            Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.
            123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission adopted a final rule amending Rule 4-01(a) of Regulation S-X amending the compliance date for FASB Statement No. 123(R) to be effective starting with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. The provisions of FASB Statement No. 123(R) will be effective for the Company's first quarter of fiscal year 2006 beginning October 30, 2005. It is estimated that the adoption of this standard will reduce the Company's net income in fiscal 2006 by $63,000.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS No. 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Company adopted this statement in the third quarter of fiscal 2005 and the adoption of this standard did not have any impact on its financial statements.

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

            In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of Financial Accounting Standard (FAS) No. 143, Accounting for Asset Retirement Obligations." FIN No. 47 clarifies the requirements to record liabilities stemming from a legal obligation to clean up and retire fixed assets, when retirement depends on a future event. The FASB believes this interpretation will result in more consistent recognition of liabilities relating to asset retirement obligations, more information about expected future cash outflows associated with the obligations and investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN No. 47 will be effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard will not have any impact on the Company's financial statements.

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

            Variable Interest Entities," or FSP FIN 46(R)-5. FSP FIN 46(R)-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities, or VIEs, or potential VIEs when specific conditions exist. This FSP was effective for the first interim period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised
            2003), "Consolidation of Variable Interest Entities -- an Interpretation of Accounting Research Bulletin No. 51," or FIN 46(R). The adoption of FSP FIN 46(R)-5 did not have any impact on the Company's results of operations and financial condition.

            In May 2005, the FASB issued FASB Statement No. 154 "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB Statement No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

            In June 2005, the FASB issued Emerging Issues Task Force (EITF) Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." EITF Issue No. 05-06 indicates that for operating leases, leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF Issue No. 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 28, 2005. The adoption of this EITF did not have any impact on the Company's financial statements.

            In October 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. The adoption of this standard will not have an impact on the Company's financial statements.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 2 -    Concentration of Cash Balance

            As of October 29, 2005 and October 30, 2004, cash balances of approximately $853,000 and $1,103,000, respectively, were maintained in bank accounts insured by the Federal Deposit Insurance
            Corporation (FDIC). These balances exceed the insured amount of $100,000.

Note 3 -    Receivables and Other Current Assets

                                                          October 29,      October 30,
                                                             2005             2004
                                                             ----             ----
            Accounts receivable                           $     4,781      $     5,035
            Construction advance due from Landlords                --              797
            Prepaids                                            2,760            2,786
            Rents receivable                                      290            1,204
            Less allowance for uncollectible accounts            (234)          (1,366)
                                                          -----------      -----------
                                                          $     7,597      $     8,456
                                                          ===========      ===========

Note 4 -    Related Party Transactions

            Wakefern Food Corporation

            As required by Wakefern's By-Laws, all members of the cooperative are required to make an investment in the common stock of Wakefern for each supermarket operated ("Store Investment Program"), with the exact amount per store computed in accordance with a formula based on the volume of each store's purchases from Wakefern. The maximum required investment per store was $650,000 at October 29, 2005, October 30, 2004 and November 1, 2003. During fiscal 2003, the required investment in Wakefern increased from a maximum of $550,000 to a maximum of $650,000, resulting in a total increase in the investment by $2,088,000 and a related increase in the obligations due Wakefern for the same amount. This increase in the obligation is non-interest bearing and is payable over three years. The remaining increase in the investment in fiscal 2003 of $1,200,000, and related obligation due Wakefern for the same amount was due to the opening of two new stores. The obligations related to the two new stores are non-interest bearing and are payable over seven years. The increase in the investment in fiscal 2004 of $1,351,000, and related obligation due Wakefern for the same amount, was due to the opening of a new store, the replacement of an existing store and the acquisition of a store from Wakefern. The obligations related to the increase in the investment in fiscal 2004 are non-interest bearing and are payable over seven years. The increase in the investment in fiscal 2005 of $635,000, and related obligation due Wakefern for the same amount, was due to the acquisition of a store from Wakefern. The obligation related to the increase in the investment in fiscal 2005 is non-interest bearing and is payable over seven years. The Company has an investment in Wakefern of $17,079,000 at October 29, 2005 and $16,444,000 at October 30, 2004, representing a 15.7% and 15.5% interest in Wakefern, respectively. Wakefern is operated on a cooperative basis for its members. The shares of stock in Wakefern are assigned to and held by Wakefern as collateral for any obligations due Wakefern. In addition, any obligations to Wakefern are personally guaranteed by certain of the Company's shareholders who also serve as officers.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 4 -    Related Party Transactions - (continued)

            Wakefern Food Corporation - (continued)

            The Company also has an investment of approximately 9.8% at October 29, 2005 and 8.5% at October 30, 2004, in Insure-Rite, Ltd., a company affiliated with Wakefern, which was $1,244,000 at October 29, 2005 and $1,211,000 at October 30, 2004. During fiscal 2003, the
            Company's obligation to invest in Insure-Rite, Ltd. increased $127,000, as a result of the opening of two new stores. This obligation is payable over three years and is non-interest bearing. During fiscal 2004, the Company's obligation to invest in Insure-Rite, Ltd. increased $131,000, as a result of the opening of a new store and the acquisition of a store. During fiscal 2005, the Company's obligation to invest in Insure-Rite, Ltd. increased $33,000, as a result of the acquisition of a store. This obligation is payable over three years and is non-interest bearing.
            Insure-Rite, Ltd. provides the Company with a portion of its liability insurance coverage with the balance paid through Wakefern to private insurers. Insurance premiums paid to Wakefern, including amounts due to Insure-Rite, Ltd., were $5,560,000, $5,014,000 and $4,599,000 for fiscal years 2005, 2004 and 2003, respectively. As of October 29, 2005 and October 30, 2004, the Company was obligated to Wakefern for $4,211,000 and $4,457,000, respectively, for increases in its required investments (see Note 8).

            As a stockholder member of Wakefern, the Company earns a share of an annual Wakefern patronage dividend. The dividend is based on the distribution of operating profits on a pro rata basis in proportion to the dollar volume of business transacted by each member with Wakefern during each fiscal year. It is the Company's policy to accrue quarterly an estimate of the annual patronage dividend. The Company reflects the patronage dividend as a reduction of the cost of goods sold in the consolidated statements of operations. In addition, the Company also receives from Wakefern other product incentives and rebates. For fiscal 2005, 2004 and 2003, total patronage dividends and other product incentives and rebates were $15,366,000, $14,736,000 and $12,404,000, respectively.

            At October 29, 2005 and October 30, 2004, the Company has current receivables due from Wakefern of approximately $14,587,000 and $14,799,000, respectively, representing patronage dividends, vendor rebates, coupons and other receivables due in the ordinary course of business and a noncurrent receivable representing a deposit of approximately $2,237,000 and $2,039,000, respectively.

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

            The Company fulfilled its obligation to purchase a minimum of 85% in certain defined product categories from Wakefern for all periods presented. The Company's merchandise purchases from Wakefern, including direct store delivery vendors processed by Wakefern, approximated $801, $796 and $715 million for the fiscal years 2005, 2004 and 2003, respectively. Wakefern charges the Company for, and provides the Company with support services in numerous administrative functions. These services include advertising, supplies, technical support for communications and in-store computer systems, equipment purchasing, the coordination of coupon processing and other miscellaneous services. These charges were $2.7, $2.3 and $2.2 million for fiscal years 2005, 2004 and 2003, respectively.

            In addition to its investment in Wakefern, which carries only voting rights, the Company's President serves as a member of Wakefern's Board of Directors and its finance committee. Several of the Company's officers and employees also hold positions on various Wakefern committees.

Note 5 -    Goodwill and Other Intangible Assets

            Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances. In accordance with SFAS 142, the Company determined it has one reporting unit. The Company completed goodwill annual impairment tests prescribed by SFAS 142 during each fiscal year and concluded that no impairment of goodwill existed.

            The gross carrying amount and accumulated amortization of the Company's other intangible assets as of October 29, 2005 and October 30, 2004 are as follows:

                                                   October 29, 2005                October 30, 2004
                                                   ----------------                ----------------
                                                  Gross                         Gross
                                                Carrying      Accumulated      Carrying      Accumulated
                                                 Amount      Amortization       Amount       Amortization
                                                 ------      ------------       ------       ------------
            Amortized Intangible Assets
                Bargain Leases                $     4,454     $     3,370     $     4,454     $     3,181
            Unamortized Intangible Assets
                Liquor Licenses                       220              --             220              --
                                              -----------------------------------------------------------
            Total                             $     4,674     $     3,370     $     4,674     $     3,181
                                              ===========================================================

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 5 -    Goodwill and Other Intangible Assets - (continued)

            Amortization expense recorded on intangible assets for the years ended October 29, 2005, October 30, 2004 and November 1, 2003 was $189,000, $141,000 and $192,000, respectively. The estimated amortization expense for the Company's other intangible assets for the five succeeding fiscal years is as follows:

                         Fiscal Year        (In thousands)
                         -----------        --------------

                            2006             $     189
                            2007                   189
                            2008                   189
                            2009                   189
                            2010                   189
                         Thereafter                139

Note 6 -    Accrued Expenses

                                                                   October 29,    October 30,
                                                                       2005           2004
                                                                       ----           ----
            Payroll and payroll related expenses                    $    7,370     $    8,129
            Insurance                                                      529            611
            Sales, use and other taxes                                   1,525          1,455
            Interest                                                       275            253
            Employee benefits                                            1,640          1,504
            Occupancy cost                                                 630            672
            Professional fees and shareholder lawsuit (Note 14)            250            879
            Real estate taxes                                              920          1,448
            Other                                                          340            285
                                                                    ----------     ----------
                                                                    $   13,479     $   15,236
                                                                    ==========     ==========

Note 7 -    Long-term Debt

            Long-term debt consists of the following:

                                                                   October 29,     October 30,
                                                                       2005           2004
                                                                       ----           ----
              Revolving note                                       $    27,462     $    30,592
              Term loan                                                 10,000          15,000
              Capital expenditure facility                              17,857          20,000
              Other notes payable                                        4,602           5,874
                                                                   -----------     -----------
                                                                        59,921          71,466
              Less current portion                                       9,009           8,415
                                                                   -----------     -----------
                                                                   $    50,912     $    63,051
                                                                   ===========     ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 -    Long-term Debt - (continued)

            The Company has a revolving credit and term loan agreement, which is comprised of four financial institutions. On September 26, 2002 the Credit Agreement was amended and restated (as amended, the "Credit Agreement") and was last amended August 22, 2005. The Credit Agreement is collateralized by substantially all of the Company's assets, provides for a total commitment of $80,000,000 and matures December 31, 2007. The Credit Agreement provides the Company with the option to convert portions of the debt to Eurodollar loans, as defined in the Credit Agreement, which have interest rates indexed to LIBOR. The Credit Agreement consists of a Revolving Note, a Term Loan and a Capital Expenditure Facility.

            The Revolving Note has an overall availability of $35,000,000, not to exceed 65% of eligible inventory, and provides for availability of up to $4,500,000 for letters of credit. During fiscal 2005 and 2004, this provision of the Credit Agreement was amended several times to allow the Company the ability to borrow from $3,000,000 to $7,000,000 in excess of the borrowing base limitation, subject to available in transit cash, as defined. As of October 30, 2004, the Credit Agreement provided the Company the ability to borrow up to a maximum of $41,000,000 under the Revolving Note subject to eligible inventory and in transit cash of up to $6,000,000. This provision expired January 15, 2005 at which time overall availability returned to $35,000,000. As of October 29, 2005, the Credit Agreement, as last amended on August 22, 2005, allows the Company to borrow under the Revolving Note up to $7,000,000 in excess of the availability under the borrowing base limitation of 65% of eligible inventory as long as a like amount of cash and cash equivalents are on hand at store level or in transit to the Company's lenders. The overall borrowing limit under the Revolving Note remains at $35,000,000.

            The Revolving Note bears interest at prime plus 1.50% or LIBOR plus 3.25%. At October 29, 2005, $25,000,000 of the Revolving Note was under a one-month Eurodollar rate of 7.14% maturing November 7, 2005, which was renewed through February 2006 at 7.65%. At October 30, 2004, $22,000,000 of the Revolving Note was under a one month Eurodollar rate of 5.09%.

            The Company had letters of credit outstanding of $540,000 and $1,176,064 at October 29, 2005 and October 30, 2004, respectively. A commitment fee of .5% is charged on the unused portion of the Revolving Note. Available credit under the Revolving Note was $4,606,000 and $1,971,000 at October 29, 2005 and October 30, 2004.

            The Term Loan, originally $25,000,000, is payable in quarterly principal installments of $1,250,000 commencing January 1, 2003 through October 1, 2007. Interest is payable monthly at prime plus 2.00% or LIBOR plus 3.75%. At October 29, 2005 and October 30, 2004 the Company had $10,000,000 and $15,000,000 outstanding, respectively, on the Term Loan. At October 29, 2005, $10,000,000 was under a one month Eurodollar rate of 7.64% maturing November 7, 2005 which was renewed through February 2006 at 8.15%. At October 30, 2004, $13,750,000 of the Term Loan balance was under a six month Eurodollar rate of 5.79 % and $1,250,000 was under a one month Eurodollar rate of 5.59%.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 -    Long-term Debt - (continued)

            The $20,000,000 Capital Expenditure Facility provided for a non-restoring commitment to fund equipment purchases for five new stores through December 31, 2004, with a maximum of $4,000,000 per store. Interest only was due monthly at prime plus 2.00% or LIBOR plus 3.75% for any amount utilized through December 31, 2004. Amounts borrowed through December 31, 2004 were converted to a term loan with interest payable monthly at rates described above and fixed quarterly principal payments, commencing April 1, 2005, calculated on a seven-year amortization schedule. A balloon payment is due at December 31, 2007 for amounts outstanding on the term loan. A commitment fee of .75% was charged on the unused portion of the Capital Expenditure Facility. At October 29, 2005 there were no amounts available under this facility. At October 29, 2005 and
            October  30,  2004  the  Company  had  $17,857,000  and  $20,000,000
            outstanding, respectively, on the Capital Expenditure Facility. At October 29, 2005, $107,000 was at prime plus 2.00%, and $17,750,000 was under a one month Eurodollar rate of 7.64% maturing November 7, 2005 of which $16,500,000 was renewed through February 2006 at 8.15%. At October 30, 2004, $20,000,000 was under a three month Eurodollar rate of 5.79%.

            The Agreement places restrictions on dividend payments and requires the maintenance of debt service coverage and leverage ratios, as well as limitations on capital expenditures and new debt. For the year ended October 30, 2004, the Company exceeded the limit by which pension plan liabilities may exceed plan assets of its defined benefit plans (see Note 15), which was waived by the financial institutions.

            The prime rate at October 29, 2005 and October 30, 2004 was 6.75% and 4.75%, respectively.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 -    Long-term Debt - (continued)

            Other Notes Payable

            Included in other notes payable are the following:

                                                                         October 29,     October 30,
                                                                             2005           2004
                                                                             ----           ----
            Note payable to a financing institution, matured
            February 2005, payable at $46,000 per month
            including interest at 7.44%, collateralized by
            related equipment                                            $        --     $       170

            Note payable to a financing institution, maturing
            January 2010, payable at $59,000 per month
            including interest at 6.45%, collateralized by
            related equipment                                                  2,639           3,162

            Note payable to a financing institution, maturing
            October 2008, payable at $37,000 per month
            including interest at 6.20%, collateralized by
            related equipment                                                  1,210           1,566

            Note payable to a financing institution, maturing
            January 2009, payable at $21,000 per month
            including interest at 6.20%, collateralized by
            related equipment                                                    753             956

            Various equipment loans, matured November 2004,
            payable at an aggregate monthly payment of
            $152,000 including interest at rates ranging from
            5.79% to 9.02%, collateralized by various
            equipment                                                             --              20
                                                                         -----------     -----------

            Total other notes payable                                    $     4,602     $     5,874
                                                                         ===========     ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 7 -    Long-term Debt - (continued)

            Aggregate maturities of long-term debt are as follows:

            Fiscal Year
             2006                                               $   9,009
             2007                                                   9,084
             2008                                                  40,912
             2009                                                     740
             2010                                                     176

Note 8 -    Long-term Debt, Related Party

            As of October 29, 2005 and October 30, 2004, the Company was indebted for investments in Wakefern in the amount of $4,211,000 and $4,457,000, respectively. The debt is non-interest bearing and payable in scheduled installments as follows:

            Fiscal Year
              2006                                              $   1,026
              2007                                                  1,016
              2008                                                    587
              2009                                                    557
              2010                                                    504
              Thereafter                                              521

Note 9 -    Other Long-term Liabilities

                                                     October 29,     October 30,
                                                        2005            2004
                                                        ----            ----

            Deferred escalation rent                 $     3,518     $     3,840
            Minimum pension liability (Note 15)            4,837           5,442
            Postretirement benefit cost (Note 16)          4,475           3,692
            Other                                            747             737
                                                     -----------     -----------
                                                     $    13,577     $    13,711
                                                     ===========     ===========

Note 10 -   Long-term Leases

            Capital Leases

                                                     October 29,     October 30,
                                                        2005            2004
                                                        ----            ----

            Real estate                              $   152,354     $   152,354
            Less accumulated amortization                 33,188          26,655
                                                     -----------     -----------
                                                     $   119,166     $   125,699
                                                     ===========     ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -   Long-term Leases (continued)

            Capital Leases (continued)

            The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of October 29, 2005:

            Fiscal Year
             2006                                                       $ 16,002
             2007                                                         15,573
             2008                                                         15,616
             2009                                                         16,003
             2010                                                         16,252
             Thereafter                                                  259,017
                                                                        --------
             Total minimum lease payments                                338,463
             Less amount representing interest                           195,957
                                                                        --------
             Present value of net minimum lease payments                 142,506
             Less current maturities                                       1,966
                                                                        --------
             Long-term maturities                                       $140,540
                                                                        ========

            Operating Leases

            The Company is obligated under operating leases for rent payments expiring at various dates through 2023. Certain leases provide for the payment of additional rentals based on certain escalation clauses and eight leases require a further rental payment based on a percentage of the stores' annual sales in excess of a stipulated minimum. Percentage rent expense was $26,000 and $95,000, respectively for fiscal years 2004 and 2003. There was no percentage rent expense in fiscal 2005. Under the majority of the leases, the Company has the option to renew for additional terms at specified rentals. Total rental expense for all operating leases consists of:

                                     Fiscal 2005    Fiscal 2004     Fiscal 2003
                                     -----------    -----------     -----------

            Land and buildings       $   10,058      $    9,942      $   10,183
            Less subleases               (4,892)         (4,602)         (3,586)
                                     ----------      ----------      ----------
                                     $    5,166      $    5,340      $    6,597
                                     ==========      ==========      ==========

            The minimum rental commitments under all noncancellable operating leases reduced by income from noncancellable subleases at October 29, 2005, are as follows:

                                                      Income from
                                        Land and     Noncancellable   Net Rental
            Fiscal Year                 Buildings      Subleases      Commitment
            -----------                 ---------      ---------      ----------
               2006                     $    8,918     $    2,650     $    6,268
               2007                          7,813          2,213          5,600
               2008                          6,797          1,731          5,066
               2009                          5,641          1,052          4,589
               2010                          3,964            613          3,351
            Thereafter                      21,892            253         21,639
                                        ----------     ----------     ----------
                                        $   55,025     $    8,512     $   46,513
                                        ==========     ==========     ==========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 10 -   Long-term Leases

            Operating Leases - (continued)

            The Company leases one of its supermarkets, a liquor store and a garden center (which lease was terminated during fiscal 2004) from a partnership in which the Chairman of the Board has a controlling interest, at an annual aggregate rental of $700,000, $752,000 and $753,000 for the fiscal years 2005, 2004 and 2003, respectively.

Note 11 -   Stock Option Plan

            On April 4, 2001, the Company's shareholders approved the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan (the "2001 Plan"). The 2001 Plan replaced the Foodarama Supermarkets, Inc. 1995 Stock Option Plan under which no options were granted.

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

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11 -   Stock Option Plan - (continued)

            The term of the stock options and Units granted expire ten years after the grant date. The exercise price of the options and the market price of the Company's Common Stock at the date of grant were $19.60 and $36.50, respectively, for the options and Units granted on August 8, 2001. The exercise price and market price for the Units granted September 12, 2002 was $25.00. At the 2001 Grant Date, the Company recorded deferred compensation expense and a related adjustment to capital in excess of par of $1,817,000 relating to the stock options granted. For each of the years ended October 29, 2005, October 30, 2004 and November 1, 2003, the Company realized compensation expense relating to the stock option plan of $338,000, $372,000 and $372,000, respectively. For the years ended October 29, 2005, October 30, 2004 and November 1, 2003, the Company realized compensation income of $4,000, compensation expense of $84,000 and compensation income of $15,000, respectively, related to the Units granted, based on the market price of the Company's common stock of $38.00 at October 29, 2005, $37.50 at October 30, 2004 and $25.25 at
            November 1, 2003.

            The following table summarizes Stock Option and Units activity:

                                                                Options Outstanding
                                    ----------------------------------------------------------------------------
                                               Stock Options                    Stock Performance Units
                                               -------------                    -----------------------
                                                                                                          Stock
                                                 Exercise    Weighted                                    Weighted       Options
                                                  Price       Average                                     Average      and Units
                                                   Per       Exercise                 Exercise Price     Exercise      Available
                                     Shares       Share        Price       Units         Per Share         Price       for Grant
                                    --------------------------------    --------------------------------------------------------
Outstanding November 2, 2002        106,500      $ 19.60     $ 19.60      6,800      $19.60 to $25.00     $ 22.62       92,700
                                    --------------------------------    --------------------------------------------------------

  Granted                                --           --          --         --                    --          --           --
  Returned                          (10,000)          --          --         --                    --          --       10,000
  Exercised                            (500)       19.60       19.60         --                    --          --           --
                                    --------------------------------    --------------------------------------------------------
Outstanding November 1, 2003         96,000      $ 19.60     $ 19.60      6,800      $19.60 to $25.00     $ 22.62      102,700
                                    --------------------------------    --------------------------------------------------------

  Granted                                --           --          --         --                    --          --           --
  Forfeited                              --           --          --       (250)                19.60          --          250
  Exercised                            (750)       19.60       19.60     (6,300)       19.60 to 25.00     $ 22.86           --
                                     ------      -------     -------    -------      ----------------     -------      ---------
Outstanding October 30, 2004         95,250      $ 19.60     $ 19.60        250               $ 19.60     $ 19.60      102,950
                                     ------      -------     -------    -------      ----------------     -------      ---------

  Granted                                --           --          --         --                    --          --           --
  Exercised                            (500)       19.60       19.60       (250)                19.60       19.60           --
                                     ------      -------     -------    -------      ----------------     -------      ---------
Outstanding October 29, 2005         94,750      $ 19.60     $ 19.60         --                    --          --      102,950
                                     ===============================    ========================================================

Options exercisable at:

  November 1, 2003                   44,500      $ 19.60     $ 19.60      6,550      $19.60 to $25.00     $ 22.62
  October 30, 2004                   65,250      $ 19.60     $ 19.60        250      $19.60               $ 19.60
  October 29, 2005                   84,750      $ 19.60     $ 19.60         --      $   --               $    --

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 11 -   Stock Option Plan - (continued)

            Following is a summary of the status of stock options outstanding at October 29, 2005:

                                             Outstanding Options                 Exercisable Options
                                             -------------------                 -------------------
                                                  Weighted
                                                   Average       Weighted                    Weighted
                                                  Remaining       Average                     Average
                       Exercise                  Contractual     Exercise                    Exercise
                         Price       Number         Life           Price         Number        Price
                         -----       ------         ----           -----         ------        -----
                     $   19.60        94,750      3.45 years    $    19.60       84,750   $      19.60

            Of the exercisable options above, 40,000 of these options are set to expire on January 27, 2006 due to the retirement of the option holder (see Note 21).

Note 12 -   Shareholders' Equity

            During the fiscal years ended October 29, 2005, October 30, 2004 and November 1, 2003 the Company issued, 500, 750 and 500 shares, respectively, of common stock due to the exercise of stock options, in accordance with the provisions of its 2001 Stock Incentive Plan (see Notes 11 and 21).

Note 13 -   Income Taxes

            The income tax provisions consist of the following:

                                  Fiscal 2005      Fiscal 2004      Fiscal 2003
                                  -----------      -----------      -----------

            Federal
                Current           $        37      $      (172)     $    (3,000)
                Deferred                 (310)             378            3,562
            State and local
                Current                 2,330            2,332            2,007
                Deferred               (1,459)          (1,435)          (1,047)
                                  -----------      -----------      -----------
                                  $       598      $     1,103      $     1,522
                                  ===========      ===========      ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 -   Income Taxes - (continued)

            The following tabulations reconcile the federal statutory tax rate to the effective rate:

                                                    Fiscal 2005     Fiscal 2004      Fiscal 2003
                                                    -----------     -----------      -----------
            Tax provision at the statutory rate           34.0%            34.0%            34.0%
            State and local income tax
            provision net of federal
             income tax                                    5.9              5.9              5.9
            Expenses not deductible for tax
            purposes                                       1.9               --               --
            Tax credits                                   (4.9)            (2.1)            (1.7)
            Other                                          1.1               .2              1.8
                                                    ----------       ----------       ----------
            Actual tax provision                          38.0%            38.0%            40.0%
                                                    ==========       ==========       ==========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 -   Income Taxes - (continued)

            Net deferred tax assets and liabilities consist of the following:

                                                              October 29,      October 30,
                                                                  2005            2004
                                                                  ----            ----
            Current deferred tax assets
                Deferred revenue and gains on sale/
                 leaseback                                   $         65      $         79
                Allowances for uncollectible receivables              106               564
                Unearned promotional allowance                         --               304
                Inventory capitalization                              390               315
                Closed store reserves                                  68                79
                Vacation accrual                                      646               603
                  Federal tax credits                                  36               369
                                                                      238               217
                Accrued post-employment                             1,813             1,495
                Accrued post-retirement                                37                37
                                                             ------------      ------------
                Other                                               3,399             4,062
                                                             ------------      ------------

            Current deferred tax liabilities
                Prepaids                                             (469)             (508)
                Patronage dividend receivable                      (3,888)           (3,977)
                Accelerated real estate taxes                        (234)             (214)
                Prepaid pension                                      (959)             (942)
                                                             ------------      ------------
                                                                   (5,550)           (5,641)
                                                             ------------      ------------

            Current deferred tax liability, net              $     (2,151)     $     (1,579)
                                                             ============      ============

            Noncurrent deferred tax assets
                Lease obligations                            $      9,382      $      7,435
                State tax credits                                   4,430             2,969
                Minimum pension liability                           1,869             2,093
                Stock options and deferred compensation               622               490
                Federal and State loss carry forwards                  94             1,177
                                                             ------------      ------------
                                                                   16,397            14,164
                Valuation allowance                                   (85)              (85)
                                                             ------------      ------------
                                                                   16,312            14,079
                                                             ------------      ------------
            Noncurrent deferred tax liabilities
                Depreciation                                      (14,668)          (14,846)
                Pension obligations                                (1,470)           (1,176)
                Other                                                (349)             (349)
                                                             ------------      ------------
                                                                  (16,487)          (16,371)
                                                             ------------      ------------
            Noncurrent deferred tax liability, net           $       (175)     $     (2,292)
                                                             ============      ============

            At October 29, 2005 and October 30, 2004, minimum pension liability of $1,869,000 and $2,093,000, respectively, was charged against accumulated other comprehensive income (see Note 15).

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 13 -   Income Taxes - (continued)

            During fiscal 2005 the Company utilized Federal net operating losses of $5,136,000 and State net operating losses of $1,073,000. At October 29, 2005, the Company has State net operating loss carry forwards of approximately $858,000 expiring through October 2023. The utilization of certain State net operating losses may be limited in any given year. A valuation allowance has been provided for net operating losses that are not expected to be utilized. The Company believes the results of historical taxable income and the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

            At October 29, 2005, the Company has New Jersey AMA tax credit carry forwards of $6,707,000. The utilization of this credit may commence in fiscal 2007 and at that time the amount of credit may be limited based on taxable net income. In addition, the Company has other state tax credit carry forwards of $43,000.

Note 14 -   Commitments and Contingencies

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

Note 14 -   Commitments and Contingencies

            Shareholder Lawsuit - (continued)

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

            Commitments

            Employment Agreement

            On November 2, 2003 the Company entered into a two-year employment agreement (the "Agreement") with its Chairman of the Board. The Agreement, which expired October 29, 2005, provided for an annual salary of $325,000 in fiscal 2004 and $275,000 in fiscal 2005. The Agreement also provided for participation in the Company's incentive compensation plan and 401(k) plan through the term of the Agreement. In addition, health and life insurance and postretirement benefits will be provided during the lifetime of the Chairman of the Board and his spouse.

            Guarantees

            The Company remains contingently liable under leases assumed by third parties. As of October 29, 2005, the minimum annual rental under these leases amounted to approximately $1,805,000 expiring at various dates through 2011. The Company has not experienced and does not anticipate any material nonperformance by such third parties.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans

            Defined Benefit Plans

            The Company sponsors two defined benefit pension plans covering administrative personnel and members of a union. Employees covered under the administrative pension plan earned benefits based upon a percentage of annual compensation and could make voluntary contributions to the plan. Employees covered under the union pension benefit plan earn benefits based on a fixed amount for each year of service. The Company's funding policy is to pay at least the minimum contribution required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of publicly traded stocks, index funds and fixed income securities.

            A summary of the plans' funded status and the amounts recognized in the consolidated balance sheets as of October 29, 2005 and October 30, 2004 follows:

                                                                  October 29,      October 30,
                                                                     2005             2004
                                                                     ----             ----
            Change in benefit obligation
                Benefit obligation - beginning of year            $    (9,526)     $    (8,886)
                Service cost                                             (558)            (247)
                Interest cost                                            (514)            (534)
                Actuarial(loss) gain                                      134             (525)
                  Plan amendments                                          --              (16)
                Benefits paid                                             797              682
                Administrative expenses                                    80               --
                                                                  -----------      -----------
                Benefit obligation - end of year                       (9,587)          (9,526)
                                                                  -----------      -----------

            Change in plan assets
                Fair value of plan assets - beginning of year           6,409            5,761
                Actual return on plan assets                              341              430
                Employer contributions                                  1,246              900
                Benefits paid                                            (797)            (682)
                Administrative expense                                    (80)              --
                                                                  -----------      -----------
                Fair value of plan assets - end of year                 7,119            6,409
                                                                  -----------      -----------

            Funded status                                              (2,468)          (3,117)

            Unrecognized prior service cost                               166              209

            Unrecognized net loss from past
             experience different from that assumed                     4,671            5,233

            Unrecognized transition asset                                  --               --
                                                                  -----------      -----------
            Net amount recognized-end of year                     $     2,369      $     2,325
                                                                  ===========      ===========

            Projected benefit obligation- end of year             $    (9,587)     $    (9,526)
                                                                  ===========      ===========
            Accumulated benefit obligation- end of year           $    (9,587)     $    (9,526)
                                                                  ===========      ===========
            Fair value of plan assets                             $     7,119      $     6,409
                                                                  ===========      ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans - (continued)

            Defined Benefit Plans - (continued)

            Amounts recognized in the consolidated balance sheets consist of:

                                                                       October 29,       October 30,
                                                                          2005               2004
                                                                          ----               ----
            Prepaid benefit cost                                      $         --      $         --
            Accrued benefit liability                                       (2,468)           (3,117)
            Intangible asset                                                   166               209
            Accumulated other comprehensive income                           4,671             5,233
                                                                      ------------      ------------

            Net amount recognized-end of year                         $      2,369      $      2,325
                                                                      ============      ============

            Components of Net Periodic Benefit Cost:

                                                     Fiscal 2005      Fiscal 2004       Fiscal 2003
                                                     -----------      -----------       -----------
            Service cost - benefits earned
             during the period                      $        558      $        247      $        117
            Interest expense on benefit
             obligation                                      514               534               529
            Expected return on plan assets                  (513)             (472)             (388)
            Settlement (gain) loss recognized                237               244               318

            Amortization of prior service costs               44                49                49
            Amortization of unrecognized
             net loss (gain)                                 364               364               391
            Amortization of unrecognized
             transition obligation (asset)                    --                --                --
                                                    ------------      ------------      ------------
            Net periodic benefit cost               $      1,204      $        966      $      1,016
                                                    ============      ============      ============
            Additional information:
            Increase (decrease) in minimum
            pension liability included in other
            comprehensive income                    $       (562)     $        (41)     $        447
                                                    ============      ============      ============

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans - (continued)

            Defined Benefit Plans - (continued)

            Assumptions

            The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:

                                         October 29,             October 30,             November 1,
                                            2005                    2004                    2003
                                            ----                    ----                    ----
            Discount rate
            (pre-retirement)                    5.75%                   5.75%                    6.25%
            Discount rate (post-
            retirement)                         5.75%                   5.00%                    5.00%
            Lump-sum conversion                 5.00%                   5.00%                      N/A
            Rate of
            compensation
            increase                              N/A                     N/A                      N/A
            Measurement date         October 29, 2005        October 30, 2004         November 1, 2003

            The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                                                 October 29,    October 30,    November 1,
                                                    2005           2004           2003
                                                    ----           ----           ----
            Discount rate
            (pre-retirement)                        5.75%          6.25%          7.00%
            Discount rate (post-
            retirement)                             5.00%          5.00%          5.75%
            Lump-sum conversion                     5.00%          5.00%           N/A
            Expected return on plan assets          8.00%          8.00%          8.00%
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

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans - (continued)

            Defined Benefit Plans - (continued)

            The defined benefit plans' asset allocation as of October 29, 2005 and October 30, 2004 and the target allocation of the administrative pension plan (which accounts for approximately 70% of total pension assets) for fiscal 2006 are as follows:

                                 Target Allocation     October 29,       October 30,
            Asset Class                Range              2005              2004
            -----------                -----              ----              ----
            Equity securities        33% - 70%               79.3%             83.3%
            Debt securities          14% - 23%                9.0%              9.1%
            Real estate                  0%                   0.0%              0.0%
            Other                     7% - 13%               11.7%              7.6%
                                                     ------------      ------------
            Total                                          100.00%            100.0%
                                                     ============      ============

            As of October 29, 2005 and October 30, 2004, equity securities included 37,200 shares of common stock of the Company with a fair value of $1,414,000 and $1,395,000, respectively.

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

            To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Based on these factors and the asset allocation discussed below, the Company elected to use an 8.0% expected return on plan assets in determining pension expense for fiscal 2005. This is the same expected return on plan assets used in determining pension expense for fiscal 2004 and fiscal 2003. The assumptions were net of expected plan expenses payable from the plans' assets.

            The Company estimates that a 0.50% reduction in our expected long-term return of return on pension plan assets, holding all other factors constant, would have increased pension expense during fiscal 2005 by approximately $33,000. In addition pension expense is sensitive to the discount rate and other assumptions used. A 0.50% decrease in the discount rate assumption would have increased pension expense during fiscal 2005 by $77,000.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans - (continued)

            Estimated Future Benefit Payments

            The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

                                                      Defined Benefit
                       Fiscal Year                          Plans
                       -----------                          -----
                       2006                              $   866
                       2007                                  878
                       2008                                  498
                       2009                                  465
                       2010                                  745
                       2011 to 2016                        3,692
                                                         --------
                       Total                             $  7,144
                                                         ========

            Company Contributions

            Based on the Company's actuarial assumptions the Company believes it will be required to make contributions to its defined benefit pension plans of $1,530,000 in fiscal 2006.

            Additional information

            On September 30, 1997, the Company adopted an amendment to freeze all future benefit accruals relating to the plan covering administrative personnel. A curtailment gain of $55,000 was recorded related to this amendment.

            At October 29, 2005 and October 30, 2004, the accumulated benefit obligation exceeded the fair value of the plans' assets in both defined benefit plans. The provisions of Statement of Financial Accounting Standards No. 87 ("SFAS 87"), "Employers' Accounting for Pensions," require recognition in the balance sheet of an additional minimum liability and related intangible asset for pension plans with accumulated benefits in excess of plan assets; any portion of such additional liability which is in excess of the plan's prior service cost is reflected as a direct charge to equity, net of related tax benefit. Accordingly, at October 29, 2005 and October 30, 2004, a liability of $4,837,000 and $5,442,000, respectively, was included in other long-term liabilities, an intangible asset equal to the prior service cost of $166,000 and $209,000, respectively, is included in other assets, and a charge of $4,671,000 and $5,233,000, before a deferred tax benefit of $1,869,000 and $2,093,000, respectively, is reflected as a minimum pension liability in shareholders' equity in the consolidated balance sheet.

            Multi-Employer Plans

            Health, welfare, and retirement expense was approximately $18,783,000 in fiscal 2005, $18,159,000 in fiscal 2004 and
            $17,230,000 in fiscal 2003, under plans covering union employees. Such plans are administered through the unions involved. Under federal legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan's unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The Company participates in a number of these pension plans and may have a potential obligation as a participant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available. However, the Company has no present intention of withdrawing from any of these plans, nor has the Company been informed that there is any intention to terminate such plans.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 15 -   Retirement and Benefit Plans - (continued)

            401(k)/Profit Sharing Plan

            The Company maintains an employee 401(k) Savings Plan (the "Plan") for all qualified non-union employees. Employees are eligible to participate in the Plan after completing one year of service (1,000 hours) and attaining age 21. Employee contributions are discretionary to a maximum of 30% of eligible compensation, to a maximum of $14,000. The Company matches 25% of the employees' contributions up to 6% of employee compensation. The Company has the right to make additional discretionary contributions, which are allocated to each eligible employee in proportion to their eligible compensation, which was 2.00% for fiscal years 2005, 2004 and 2003. 401(k) expense for the fiscal years 2005, 2004 and 2003 was approximately $709,000, $761,000 and $715,000, respectively.

Note 16 -   Other Postretirement and Postemployment Benefits

            Postretirement Benefits

            The Company will provide certain current officers and provided former officers with supplemental income payments and limited medical benefits during retirement. The Company recorded an estimate of deferred compensation payments to be made to the officers based on their anticipated period of active employment and the relevant actuarial assumptions at October 29, 2005 and October 30, 2004, respectively.

            A summary of the plan's funded status and the amounts recognized in the consolidated balance sheets as of October 29, 2005 and October 30, 2004, follows:

                                                                  October 29,     October 30
                                                                      2005           2004
                                                                      ----           ----
            Change in benefit obligation
                Benefit obligation - beginning of year            $   (5,805)     $   (5,019)
                Service cost                                            (185)           (168)
                Interest cost                                           (333)           (313)
                Actuarial gain (loss)                                    438            (230)
                Plan amendments                                           --             (75)
                Benefits paid                                             --              --
                                                                  ----------      ----------
                Benefit obligation - end of year                      (5,885)         (5,805)
                                                                  ----------      ----------

            Change in plan assets
                Fair value of plan assets - beginning of year             --              --
                Actual return on plan assets                              --              --
                Employer contributions                                    --              --
                Benefits paid                                             --              --
                                                                  ----------      ----------
                Fair value of plan assets - end of year                   --              --
                                                                  ----------      ----------

            Funded status                                             (5,885)         (5,805)
            Unrecognized prior service cost                              113             197
            Unrecognized net loss from past
             experience different from that assumed                    1,297           1,916
                                                                  ----------      ----------
            Accrued postretirement benefit cost                   $   (4,475)     $   (3,692)
                                                                  ==========      ==========
            Projected benefit obligation- end of year             $   (5,885)     $   (5,805)
                                                                  ==========      ==========
            Accumulated benefit obligation- end of year           $   (5,885)     $   (5,805)
                                                                  ==========      ==========
            Fair value of plan assets                             $       --      $       --
                                                                  ==========      ==========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -   Other Postretirement and Postemployment Benefits - (continued)
            Postretirement Benefits - (continued)

            Net postretirement benefit expense consists of the following:

                                               Fiscal 2005      Fiscal 2004      Fiscal 2003
                                               -----------      -----------      -----------
            Service cost - benefits earned
             during the period                 $        185     $        168     $        125
            Interest expense on benefit
             obligation                                 333              313              271
            Expected return on plan assets               --               --               --
            Amortization of prior service
             costs                                       83               78               23
            Amortization of unrecognized
             net loss (gain)                            182              204              137
            Amortization of unrecognized
             transition obligation (asset)               --               --               --
                                               ------------     ------------     ------------

            Postretirement benefit expense     $        783     $        763     $        556
                                               ============     ============     ============

            Assumptions

            The weighted-average economic assumptions used to determine benefit obligations at fiscal year-end are as follows:

                                        October 29, 2005     October 30, 2004     November 1, 2003
                                        ----------------     ----------------     ----------------
            Discount rate                          5.75%                5.75%                 6.25%
            Rate of compensation
            increase                               4.00%                4.00%                 4.00%
            Measurement date            October 29, 2005     October 30, 2004      November 1, 2003

            The weighted-average economic assumptions used to determine benefit cost for the fiscal years ended on the dates indicated are as follows:

                                                October 29,       October 30,      November 1,
                                                   2005              2004              2003
                                                   ----              ----              ----
            Discount rate                          5.75%             6.25%             7.00%
            Expected long-term rate of
            return on plan assets
            during fiscal year                      N/A               N/A               N/A
            Rate of compensation
            increase                               4.00%             4.00%             4.00%

            Postretirement benefit expense is sensitive to the discount rate and other assumptions used. The Company estimates that a 0.50% decrease in the discount rate assumption would have increased postretirement benefit expense during fiscal 2005 by $40,000.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -   Other Postretirement and Postemployment Benefits - (continued)
            Postretirement Benefits - (continued)

            The assumed health care cost trend rates to determine benefit obligations at fiscal year-end are as follows:

                                             October 29,   October 30,    November 1,
                                                2005          2004           2003
                                                ----          ----           ----
            Health care cost trend
            rate assumed for
            subsequent year                      7.25%       11.00%         12.00%
            Ultimate health care cost
            trend rate                           5.50%        5.50%          5.50%
            Fiscal year that the
            ultimate rate is reached             2013         2011           2010

            Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement plan. A 1% change in assumed health care cost trend rates would have the following effects as of October 29, 2005:

                                                          1% Increase      1% (Decrease)
                                                          -----------      -------------
                     Total of service and interest
                     cost components                         $ 8,000        $    (7,000)
                     Post retirement benefit obligation      $53,000        $   (45,000)

            Plan Assets and Expected Returns

            The Postretirement Plan is unfunded and the Company plans to fund benefits as they are due and payable. Therefore no asset allocation or target allocation is presented.

            Estimated future Benefit Payments

            The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

                                                   Other Post
                       Fiscal Year              Retirement Plan
                       ----------------         ---------------
                       2006                        $       242
                       2007                                380
                       2008                                381
                       2009                                382
                       2010                                382
                       2011 to 2015                      2,054
                                                   -----------
                          Total                    $     3,821
                                                   ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 16 -   Other Postretirement and Postemployment Benefits - (continued)

            Postretirement Benefits - (continued)

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

            Medicare Changes

            The financial information included herein does not reflect the anticipated financial effect of the new Medicare Prescription Drug Improvement and Modernization Act of 2003 as the legislation did not have a significant impact on the Company's financial statements. Changes in the postretirement benefits related to Medicare changes will be reflected as actuarial (gains)/losses as they occur.

            Postemployment Benefits

            Under SFAS No. 112, the Company is required to accrue the expected cost of providing postemployment benefits, primarily short-term disability payments, over the working careers of its employees.

            The accrued liability under SFAS No. 112 as of October 29, 2005 and October 30, 2004 was $587,000 and $536,000, respectively.

Note 17 -   Earnings Per Share

                                               Fiscal 2005     Fiscal 2004     Fiscal 2003
                                               -----------     -----------     -----------
            Basic EPS
            Net income available to common
             shareholders                      $       976     $     1,800     $     2,283
                                               ===========     ===========     ===========

            Weighted average shares
             outstanding                           987,878         987,132         986,789
                                               -----------     -----------     -----------
            Per share amount                   $       .99     $      1.82     $      2.31
                                               ===========     ===========     ===========

            Effect of Dilutive Securities
            Stock Options - Incremental
            Shares                                  43,837          43,035          24,561
                                               ===========     ===========     ===========

            Dilutive EPS
            Weighted average shares
            outstanding including
             incremental shares                  1,031,715       1,030,167       1,011,350
                                               -----------     -----------     -----------
            Per share amount                   $       .95     $      1.75     $      2.26
                                               ===========     ===========     ===========

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 18 -   Noncash Investing and Financing Activities

            During fiscal 2005, 2004 and 2003, the Company retired property and equipment with an original cost of $47,000, $2,838,000 and $7,280,000 and accumulated depreciation of $47,000, $2,835,000 and $7,117,000, respectively.

            During fiscal, 2004 and 2003, the Company reclassed $6,810,000 and $12,854,000, respectively, of construction in progress to leasehold improvements and equipment. In addition, during fiscal 2003, the Company reclassed $829,000 from deposits on equipment to equipment.

            At October 29, 2005, the Company had an additional minimum pension liability of $4,837,000, a related intangible asset of $166,000 and a direct charge to equity of $2,802,000, net of deferred taxes of $1,869,000. At October 30, 2004, the Company had an additional minimum pension liability of $5,442,000, a related intangible asset of $209,000 and a direct charge to equity of $3,140,000, net of deferred taxes of $2,093,000. At November 1, 2003, the Company had an additional minimum pension liability of $5,516,000, a related intangible asset of $242,000 and a direct charge to equity of $3,164,000, net of deferred taxes of $2,110,000.

            During fiscal 2004, additional capital lease obligations of $21,934,000 were incurred when the Company entered into a lease for a new store and a lease modification for a replacement store. During fiscal 2003, capital lease obligations of $60,553,000 were incurred when the Company entered into leases for four new stores and two existing stores.

            During fiscal 2005, the Company was required to make additional investments in Wakefern of $635,000 and Insure-Rite, Ltd. of $33,000 for the acquisition of a store. During fiscal 2004, the Company was required to make additional investments in Wakefern of $1,351,000 and Insure-Rite, Ltd. of $131,000, for one new store, a replacement store and the acquisition of a store. During fiscal 2003, the Company was required to make additional investments in Wakefern of $1,200,000 and Insure-Rite, Ltd. of $127,000, for two new stores, which opened during fiscal 2003. In conjunction with these investments, liabilities were assumed for the same amounts.

            During fiscal 2003, the required investment in Wakefern increased from a maximum per store of $550,000 to $650,000. This resulted in an increase of $2,088,000 in the investment and obligations due Wakefern.

Note 19 -   Acquisitions

            During fiscal 2005, the Company acquired the assets of a store, excluding inventory, for $1 (one dollar). During fiscal 2004, the Company acquired the assets of a store, excluding inventory, for $1,000,000 (the "Purchase Price"). The Purchase Price was allocated $75,000 to Leasehold Improvements, $389,000 to Equipment and $536,000 to Intangible Assets as a bargain lease.

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Tabular dollars in thousands, except per share amounts)

Note 20 -   Unaudited Summarized Consolidated Quarterly Information

            Summarized quarterly information for the years ended October 29, 2005 and October 30, 2004 was as follows:

                                                      Thirteen Weeks Ended
                                        ---------------------------------------------------
                                        January 29,   April 30,     July 30,    October 29,
                                           2005         2005          2005          2005
                                           ----         ----          ----          ----
            Sales                         $317,589     $292,035     $304,462     $ 301,404
            Gross profit                    80,107       77,088       80,595        78,738
            Net income                         253           54          553           116
            Earnings available
            per share:
                Basic                          .26          .05          .56           .12
                Diluted                        .24          .05          .54           .11

                                                       Thirteen Weeks Ended
                                         --------------------------------------------------
                                         January 31,    May 1,      July 31,    October 30,
                                            2004         2004         2004         2004
                                            ----         ----         ----         ----
            Sales                         $293,843     $278,693     $302,799     $ 298,642
            Gross profit                    76,228       74,061       80,268        78,140
            Net income (loss)                1,240          956          496          (892)
            Earnings (loss) available
            per share:
                Basic                         1.26          .97          .50          (.91)
                Diluted                       1.22          .93          .48          (.91)

            The fourth quarter ended October 30, 2004 includes a pre-tax impairment charge of $1,198,000 (see Note 1).

Note 21 -   Subsequent events

            On  December  2, 2005,  the  Company  announced  that it  received a non-binding proposal for a going private transaction from a purchaser group. The purchaser group consists of shareholders of the Company and is comprised of the Chairman of the Board, the President and certain of their family members. The proposed transaction (the "Going Private Transaction") will result in the acquisition by a corporation formed by the purchaser group of all the outstanding shares of common stock of the Company not already owned by the members of the purchaser group. The purchaser group currently owns or controls 51% of the Company's issued and outstanding common stock. The proposed transaction will be effected by means of a tender offer for the remaining 49% of the Company's outstanding shares subject to shareholder approval, the consent of Wakefern and the satisfaction of certain conditions as defined in the non-binding proposal.

            On January 23, 2006, the Company extended the term (the "Extension") of 40,000 options, which were set to expire on January 27, 2006 (see
            Note 11), to December 27, 2006. The Extension will result in a charge to net income of $19,000 in the first quarter of fiscal 2006.

                                                                     Schedule II

                  FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
   Fiscal Years Ended October 29, 2005, October 30, 2004 and November 1, 2003
                                 (In thousands)

                                                            Additions
                                                            ---------
                                             Balance        Charge to           Charge to                               Balance
                                          at beginning      costs and            other                                  at end
            Description                     of year          expenses           accounts         Deductions             of year
            -----------                     -------          --------           --------         ----------             -------
Fiscal year ended October 29, 2005
  Allowance       for      doubtful
accounts       (deducted       from
receivables   and   other   current
assets)                                  $     1,366      $         495                 --       $     1,627 (1)     $         234
                                         ===========      =============        ===========       ===========         =============

Fiscal year ended October 30, 2004
  Allowance       for      doubtful
accounts       (deducted       from
receivables   and   other   current
assets)                                  $       983      $         478                 --       $        95 (1)     $       1,366
                                         ===========      =============        ===========       ===========         =============

Fiscal year ended November 1, 2003
  Allowance       for      doubtful
accounts       (deducted       from
receivables   and   other   current
assets).                                 $       684      $         359        $        --       $        60 (1)     $         983
                                         ===========      =============        ===========       ===========         =============

(1)   Accounts deemed to be uncollectible.

                                INDEX TO EXHIBITS

3.    Articles of Incorporation and By-Laws

--------------------------------------------------------------------------------
      *3.1.       Restated Certificate of Incorporation of Registrant filed with the  Secretary  of State of the State of New Jersey on May 15,
                  1970.
--------------------------------------------------------------------------------
      *3.2.       Certificate of Merger filed with the Secretary of State of the
                  State of New Jersey on May 15, 1970.
--------------------------------------------------------------------------------
      *3.3.       Certificate of Merger filed with the Secretary of State of the
                  State of New Jersey on March 14, 1977.
--------------------------------------------------------------------------------
      *3.4.       Certificate of Merger filed with the Secretary of State of the
                  State of New Jersey on June 23, 1978.
--------------------------------------------------------------------------------
      *3.5.       Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation  filed with the  Secretary of State of the State of New Jersey on May 12, 1987.
--------------------------------------------------------------------------------
     **3.6.       Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation  filed with the  Secretary of State of the State of New Jersey on February 16, 1993.
--------------------------------------------------------------------------------
   ****3.7.       Amendment  to  the   Certificate  of   Incorporation   of  the
                  Registrant dated April 4, 1996.
--------------------------------------------------------------------------------
      *3.8.       By-Laws of Registrant.
--------------------------------------------------------------------------------
      *3.9.       Amendments  to By-Laws of  Registrant  adopted  September  14,
                  1983.
--------------------------------------------------------------------------------
      3.10.       Amendment to By-Laws of  Registrant  adopted March 15, 1991 is incorporated  herein by reference to the  Registrant's  Annual
                  Report on Form 10-K for the year ended  November 2, 1991 filed with the  Securities  and Exchange  Commission on February 18,
                  1992.
--------------------------------------------------------------------------------
      3.11.       Certificate   of   Amendment   to  the  Amended  and  Restated
                  Certificate of Incorporation  filed with the Department of the
                  Treasury  of the  State  of New  Jersey  on May  14,  2002  is
                  incorporated  herein by reference to the  Registrant's  Annual
                  Report on Form 10-K for the year ended  November 2, 2002 filed with the  Securities  and Exchange  Commission  on January 30,
                  2003.
--------------------------------------------------------------------------------
      3.12        Amended and Restated  By-Laws of Registrant  adopted April 14,
                  2004 are incorporated  herein by reference to the Registrant's
                  Current  Report  on Form 8-K  filed  with the  Securities  and
                  Exchange Commission on April 21, 2004.
--------------------------------------------------------------------------------
      3.13        Certificate  of  Amendment  to  the  Restated  Certificate  of
                  Incorporation  which  was  filed  with the  Department  of the
                  Treasury of the State of New Jersey on September 19, 2003.
--------------------------------------------------------------------------------

10.   Material Contracts

--------------------------------------------------------------------------------
      10.1.       The  Agreement  dated  September  18,  1987  entered  into  by
                  Wakefern Food  Corporation  and the Registrant is incorporated herein by reference to Exhibit A to the Registrant's  Form 8-K filed with the Securities and Exchange  Commission on November
                  19, 1987.
--------------------------------------------------------------------------------
   ***10.2.       Certificate  of  Incorporation  of Wakefern  Food  Corporation
                  together with amendments thereto and certificates of merger.
--------------------------------------------------------------------------------
   ***10.3.       By-Laws of Wakefern Food Corporation.
--------------------------------------------------------------------------------
  #***10.4.       Form  of   Deferred   Compensation   Agreement,   between  the
                  Registrant and certain of its key employees.
--------------------------------------------------------------------------------
     #10.5.       Registrant's  1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's  Form
                  S-8 filed with the Securities  and Exchange  Commission on May
                  26, 1989.
--------------------------------------------------------------------------------
      10.6.       Agreement,  dated September 20, 1993,  between the Registrant,
                  ShopRite of  Malverne,  Inc.  and The Grand  Union  Company is
                  incorporated  herein by reference to the  Registrant's  Annual
                  Report on Form 10-K for the year ended October 30, 1993, filed with the  Securities  and Exchange  Commission on February 24,
                  1994.
--------------------------------------------------------------------------------
      10.7.       Revolving Credit and Term Loan Agreement, dated as of February
                  15, 1995 between the  Registrant and NatWest Bank as agent for a group of banks is  incorporated  herein by  reference to the
                  Registrant's  Form 8-K filed with the  Securities and Exchange
                  Commission on July 10, 1995.
--------------------------------------------------------------------------------
      10.8.       Asset  Purchase  Agreement  dated April 20, 1995 and Amendment
                  No.  1 to  the  Agreement  dated  May  24,  1995  between  the
                  Registrant  and  Wakefern  Food  Corporation  is  incorporated herein by  reference to the  Registrant's  Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.
--------------------------------------------------------------------------------
      10.9.       Amendment of Revolving  Credit and Term Loan Agreement,  dated as of January 25, 1996, between the Registrant and each of the banks which are signatory  thereto is  incorporated  herein by reference  to the  Registrant's  Form  10-Q for the  quarterly period ended January 27, 1996,  filed with the  Securities and
                  Exchange Commission on March 12, 1996.
--------------------------------------------------------------------------------
 ****10.10.       Agreement,  dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.
--------------------------------------------------------------------------------
 ****10.11.       Amendment of Revolving  Credit and Term Loan Agreement,  dated as of May 10,  1996,  between the  Registrant  and each of the
                  Banks which are signatory thereto.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.12.      Waiver  and  Amendment  of  Revolving  Credit  and  Term  Loan
                  Agreement,  dated as of July 26, 1996,  between the Registrant
                  and  each  of  the  Banks  which  are  signatory   thereto  is
                  incorporated herein by reference to the Registrant's Form 10-Q for the quarterly  period ended July 27, 1996,  filed with the
                  Securities and Exchange Commission on September 10, 1996.
--------------------------------------------------------------------------------
      10.13.      Amended and Restated Revolving Credit and Term Loan Agreement,
                  dated  as of May 2,  1997,  between  the  Registrant  and  the
                  Financial   Institution   which  is   signatory   thereto   is
                  incorporated herein by reference to the Registrant's Form 10-Q for the  quarterly  period  ended May 3, 1997,  filed with the
                  Securities and Exchange Commission on June 16, 1997.
--------------------------------------------------------------------------------
 *****10.14.      First Amendment to Amended and Restated  Revolving  Credit and
                  Term Loan  Agreement,  dated  October  28,  1997,  between the
                  Registrant  and the Financial  Institution  which is signatory thereto.
--------------------------------------------------------------------------------
 *****10.15.      Consent and Second Amendment to Amended and Restated Revolving
                  Credit and Term Loan Agreement and other loan documents, dated
                  November 14, 1997,  between the  Registrant  and the Financial
                  Institution which is signatory thereto.
--------------------------------------------------------------------------------
 *****10.16.      Third Amendment to Amended and Restated  Revolving  Credit and
                  Term Loan  Agreement,  dated  January  15,  1998,  between the
                  Registrant  and the Financial  Institution  which is signatory thereto.
--------------------------------------------------------------------------------
      10.17.      Amendment  to the Amended and  Restated  Revolving  Credit and
                  Term  Loan  Agreement,  dated  March  11,  1999,  between  the
                  Registrant  and the Financial  Institution  which is signatory
                  thereto,   is   incorporated   herein  by   reference  to  the
                  Registrant's  Form 10-Q for the quarterly  period ended May 1,
                  1999,  filed with the  Securities  and Exchange  Commission on
                  June 11, 1999.
--------------------------------------------------------------------------------
      10.18.      Second  Amended and  Restated  Revolving  Credit and Term Loan
                  Agreement,  dated as of January 7, 2000 between the Registrant and each of the  Financial  Institutions  which are  signatory
                  thereto,   is   incorporated   herein  by   reference  to  the
                  Registrant's  Form 10-K for the year ended  October  30,  1999 filed with the Securities  and Exchange  Commission on January
                  27, 2000.
--------------------------------------------------------------------------------
     #10.19.      Restatement of Supplemental  Executive  Retirement Plan, dated as of January 1, 1998, is incorporated  herein by reference to the  Registrant's  Form 10-Q for the  quarterly  period  ended
                  January  29,  2000,  filed with the  Securities  and  Exchange
                  Commission on March 9, 2000.
--------------------------------------------------------------------------------
     #10.20.      Registrant's 2001 Stock Incentive Plan is incorporated  herein by reference to Appendix B to the Registrant's Proxy Statement filed with the Securities and Exchange  Commission on February
                  26, 2001.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.21.      Amendment  No. 1 to  Second  Amended  and  Restated  Revolving
                  Credit  and Term  Loan  Agreement,  dated as of May 11,  2001, between the Registrant and each of the Financial  Institutions
                  which  are  signatory   thereto  is  incorporated   herein  by
                  reference  to the  Registrant's  Form  10-Q for the  quarterly period ended April 28,  2001,  filed with the  Securities  and
                  Exchange Commission on June 8, 2001.
--------------------------------------------------------------------------------
      10.22.      Amendment  No. 2 to  Second  Amended  and  Restated  Revolving
                  Credit  and Term  Loan  Agreement,  dated as of August 7, 2001 between the Registrant and each of the Financial  Institutions
                  which  are  signatory   thereto  is  incorporated   herein  by
                  reference  to the  Registrant's  Form  10-Q for the  quarterly period  ended July 28,  2001,  filed with the  Securities  and
                  Exchange Commission on September 10, 2001.
--------------------------------------------------------------------------------
******10.23.      Letter  Amendment to Second  Amended and  Restated  Revolving
                  Credit and Term Loan  Agreement,  dated as of January 30, 2002 between the Registrant and each of the Financial  Institutions which are signatory thereto.
--------------------------------------------------------------------------------
******10.24.      Letter  Amendment to Second  Amended and  Restated  Revolving
                  Credit and Term Loan  Agreement,  dated as of January 30, 2002 between the Registrant and each of the Financial  Institutions which are signatory thereto.
--------------------------------------------------------------------------------
      10.25.      Letter  Amendment  to Second  Amended and  Restated  Revolving
                  Credit  and Term Loan  Agreement,  dated as of March 29,  2002 between the Registrant and each of the Financial  Institutions
                  which  are  signatory   thereto  is  incorporated   herein  by
                  reference  to  the  Registrant's   Form  8-K  filed  with  the
                  Securities and Exchange Commission on April 5, 2002.
--------------------------------------------------------------------------------
      10.26.      Third  Amended  and  Restated  Revolving  Credit and Term Loan
                  Agreement,   dated  as  of  September  26,  2002  between  the
                  Registrant  and each of the Financial  Institutions  which are signatory thereto,  is incorporated herein by reference to the
                  Registrant's  Form 8-K filed with the  Securities and Exchange
                  Commission on September 30, 2002.
--------------------------------------------------------------------------------
      10.27.      Amendment No. 1 to Third Amended and Restated Revolving Credit
                  and Term Loan Agreement, dated as of December 17, 2002 between the  Registrant and each of the Financial  Institutions  which are signatory  thereto is incorporated  herein by reference to the  Registrant's  Form 10-K for the year  ended  November  2,
                  2002,  filed with the  Securities  and Exchange  Commission on
                  January 30, 2003.
--------------------------------------------------------------------------------
      10.28.      Consent,  Waiver  and  Amendment  No. 2 to Third  Amended  and
                  Restated Revolving Credit and Term Loan Agreement, dated as of
                  January  21,  2003  between  the  Registrant  and  each of the
                  Financial   Institutions   which  are  signatory   thereto  is
                  incorporated herein by reference to the Registrant's Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission on January 30, 2003.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.29. Amendment No. 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 16, 2003 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended August 2, 2003, filed with the Securities and Exchange Commission on September 16, 2003.
--------------------------------------------------------------------------------
      10.30. Amendments No. 2 and 1 to the Foodarama Supermarkets, Inc. 2001 Stock Incentive Plan are incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended August 2, 2003, filed with the Securities and Exchange Commission on September 16, 2003.
--------------------------------------------------------------------------------
     #10.31. Executive Employment Agreement, dated November 2, 2003, by and between the Company and Joseph J. Saker is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission on January 29, 2004.
--------------------------------------------------------------------------------
     #10.32. First Amendment to the Registrant's Supplemental Executive Retirement Plan, effective November 2, 2003 is incorporated herein by reference to the Registrant's Form 10-K for the year ended October 30, 2004, filed with the Securities and Exchange Commission on January 28, 2005.
--------------------------------------------------------------------------------
      10.33. Amendment No. 4 to the Amended and Restated Revolving Credit and Term Loan Agreement is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 1, 2004, filed with the Securities and Exchange Commission on June 14, 2004.
--------------------------------------------------------------------------------
      10.34. Amendment No. 5 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 19, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated August 24, 2004, filed with the Securities and Exchange Commission on August 30, 2004.
--------------------------------------------------------------------------------
      10.35. Amendment No. 6 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 24, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated August 24, 2004, filed with the Securities and Exchange Commission on August 30, 2004.
--------------------------------------------------------------------------------
      10.36. Amendment No. 7 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 19, 2004, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated October 19, 2004, filed with the Securities and Exchange Commission on October 21, 2004.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.37.      Amendment  No. 8 to the Third  Amended and Restated  Revolving
                  Credit and Term Loan Agreement,  dated as of October 21, 2004, between the Registrant and each of the Financial  Institutions which  is a  signatory  thereto,  is  incorporated  herein  by reference  to the  Registrant's  Form 8-K,  dated  October 21,
                  2004,  filed with the  Securities  and Exchange  Commission on
                  October 25, 2004.
--------------------------------------------------------------------------------
      10.38.      Amendment No. 10 to the Third  Amended and Restated  Revolving
                  Credit and Term Loan  Agreement,  dated as of August 22, 2005, between the Registrant and each of the Financial  Institutions which  is a  signatory  thereto,  is  incorporated  herein  by reference to the Registrant's Form 8-K, dated August 22, 2005, filed with the  Securities  and Exchange  Commission on August
                  24, 2005.
--------------------------------------------------------------------------------
      10.39.      The Agreement, dated as of August 20, 1987 as amended February
                  20, 1992,  entered into by Wakefern Food  Corporation  and the
                  Registrant.
--------------------------------------------------------------------------------
     #10.40       Registrant's  Supplemental Executive Retirement Plan, restated
                  as of December 31, 2004.
--------------------------------------------------------------------------------
     #10.41       Registrant's Post-2004 Supplemental Executive Retirement Plan.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      14. Code of Conduct is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission on January 29, 2004.
--------------------------------------------------------------------------------
      14.1        Code of Conduct.
--------------------------------------------------------------------------------
      21.         List of Subsidiaries of Foodarama Supermarkets, Inc.
--------------------------------------------------------------------------------
      23.1        Consent of Independent Registered Public Accounting Firm.
--------------------------------------------------------------------------------
      31.1        Section 302 Certification of Chief Executive Officer.
--------------------------------------------------------------------------------
      31.2        Section 302 Certification of Chief Financial Officer.
--------------------------------------------------------------------------------
      32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.
--------------------------------------------------------------------------------
      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.
--------------------------------------------------------------------------------

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