Form 10-Q
period 2006-01-28
FOODARAMA SUPERMARKETS, INC.
filed 2006-03-14
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: January 28, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _______________

                         Commission file number 1-5745-1

                          FOODARAMA SUPERMARKETS, INC.
             (Exact name of Registrant as specified in its charter)
    New Jersey                                                       21-0717108
   -----------------------------                                     ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes _X_       No ____
----

Indicate by check mark whether the  Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes____    No  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                                                                  OUTSTANDING AT
 CLASS                                                          March 10, 2006
------                                                          --------------
Common Stock                                                    988,117 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.
                          ----------------------------

                 PART I.   FINANCIAL INFORMATION

                     Item 1.        Financial Statements

                                    Unaudited Consolidated Condensed Balance
                                    Sheets January 28, 2006 and October 29, 2005

                                    Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended January 28, 2006 and January 29, 2005

                                    Unaudited Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended January 28, 2006 and January 29, 2005

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

                     Item 4.        Controls and Procedures

                 PART II.  OTHER INFORMATION

                     Item 6.        Exhibits

Disclosure Concerning Forward-Looking Statements
------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties, include without limitation, competitive pressures from other supermarket operators, warehouse club stores and discount general merchandise stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I - Item 1. FINANCIAL INFORMATION
--------------------------------------

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands)
                                                  January 28,        October 29,
                                                     2006               2005
                                                  (Unaudited)           (1)
                                                  -----------        -----------
ASSETS

Current assets:
 Cash and cash equivalents                          $   8,415        $  5,488
 Merchandise inventories                               56,093          55,889
 Receivables and other current assets                   7,635           7,597
 Prepaid and refundable income taxes                       61             797
 Related party receivables - Wakefern                   8,252          14,587
                                                      -------         -------
                                                       80,456          84,358
                                                      -------         -------

Property and equipment:
 Land                                                     308             308
 Buildings and improvements                             1,220           1,220
 Leasehold improvements                                60,397          61,360
 Equipment                                            157,711         164,238
 Property under capital leases                        152,354         152,354
 Construction in progress                                 275             199
                                                      -------         -------
                                                      372,265         379,679
 Less accumulated depreciation and
  amortization                                        159,874         161,975
                                                      -------         -------

                                                      212,391         217,704
                                                      -------         -------
Other assets:
 Investments in related parties                        18,323          18,323
 Goodwill                                               1,715           1,715
 Intangible assets, net                                 1,257           1,304
 Other                                                  3,444           3,364
 Related party receivables - Wakefern                   2,165           2,237
 Deferred income taxes                                    757               -
                                                      -------        --------
                                                       27,661          26,943
                                                      -------        --------
                                                     $320,508        $329,005
                                                      =======        ========
                                                                   (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 2005.
See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
-------------------------------------
(In thousands except share data)

                                                   January 28,       October 29,
                                                       2006             2005
                                                   (Unaudited)          (1)
                                                   -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                   $  9,028        $   9,009
 Current portion of long-term debt, related party       1,021            1,026
 Current portion of obligations under capital leases    2,004            1,966
 Current income taxes payable                             567                -
 Deferred income taxes                                  2,151            2,151
 Accounts payable:
  Related party-Wakefern                               44,650           40,419
  Others                                                9,464            9,671
 Accrued expenses                                      14,618           13,479
                                                      -------          -------
                                                       83,503           77,721
                                                      -------          -------

Long-term debt                                         36,753           50,912
Long-term debt, related party                           2,955            3,185
Obligations under capital leases                      140,028          140,540
Deferred income taxes                                       -              175
Other long-term liabilities                            13,616           13,577
                                                      -------          -------
                                                      193,352          208,389
                                                      -------          -------
Commitments and Contingencies

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000 shares;
  issued 1,621,767 shares; outstanding 988,117 shares   1,622            1,622
 Capital in excess of par                               4,071            4,168
 Deferred compensation                                      -             (242)
 Retained earnings                                     52,928           52,315
 Accumulated other comprehensive income:
   Minimum pension liability                           (2,802)          (2,802)
                                                      --------        ---------
                                                       55,819           55,061
 Less 633,650 shares, held in treasury, at cost        12,166           12,166
                                                      --------        ---------
                                                       43,653           42,895
                                                      --------        ---------
                                                    $ 320,508        $ 329,005
                                                    =========        ==========
(1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 2005.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
-----------------------------------------------------------
(In thousands - except share data)

                                                               13 Weeks Ended
                                                         -----------------------

                                                      January 28,    January 29,
                                                          2006          2005
                                                       ----------    -----------

Sales                                                  $ 323,871     $ 317,589

Cost of goods sold                                       240,988       237,482
                                                       ----------    ----------

Gross profit                                              82,883        80,107

Selling, general and administrative expenses              77,300        75,075
                                                       ----------    ----------
Earnings from operations                                   5,583         5,032
                                                       ----------    ----------

Other income (expense):
  Interest expense                                        (4,632)       (4,660)
  Interest income                                             40            36
                                                       ----------    ----------
                                                          (4,592)       (4,624)
                                                       ----------    ----------

Earnings before income tax provision                         991           408

Income tax provision                                        (378)         (155)
                                                       -----------   ----------
Net income                                             $     613     $     253
                                                       ===========   ==========

Per share information:
Net income per common share:
                 Basic                                 $     .62     $     .26
                                                       ===========   ==========
                 Diluted                               $     .59     $     .24
                                                       ===========   ==========

Weighted average shares outstanding:
                 Basic                                   988,117       987,617
                                                       -----------   ----------
                 Diluted                               1,040,875     1,035,753
                                                       ===========   ==========
Dividends per common share                                    -0-           -0-
                                                       ===========   ==========

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
-----------------------------------------------------------
(In thousands)

                                                            13 Weeks Ended
                                                    ----------------------------
                                                    January 28,      January 29,
                                                        2006            2005
                                                    -----------      -----------
Cash flows from operating activities:
  Net income                                          $    613        $     253
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         5,311            5,494
    Amortization, intangibles                               47               47
    Amortization, deferred financing costs                 136              244
    Amortization, deferred rent escalation                 (96)             (80)
    Provision to value inventory at LIFO                   235              238
    Deferred income taxes                                 (932)            (441)
    Non cash compensation expense                          145               86
    (Increase) decrease in
      Merchandise inventories                             (439)            (252)
      Receivables and other current assets                 (38)            (335)
      Prepaid and refundable income taxes                  736             (357)
      Other assets                                         (32)            (246)
      Related party receivables-Wakefern                 6,407            7,097
    Increase (decrease) in
      Accounts payable                                   4,024            2,768
      Income taxes payable                                 567              586
      Other liabilities                                  1,274           (1,907)
                                                       --------        ---------
                                                        17,958           13,195
                                                       --------        ---------
Cash flows from investing activities:
  Decrease in construction advance due from landlords        -              775
  Cash paid for the purchase of property and equipment    (426)          (1,347)
  Proceeds from sale of equipment                          482                -
  Cash paid for construction in progress                   (76)               -
                                                       ---------       ---------
                                                           (20)            (572)
                                                       ---------       ---------
Cash flows from financing activities:
  Principal payments under long-term debt              (14,140)         (11,736)
  Principal payments under capital lease obligations      (474)            (388)
  Principal payments under long-term debt, related party  (235)            (214)
  Deferred financing and other costs                      (162)               -
                                                       ---------       ---------
                                                        (15,011)        (12,338)
                                                       ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   2,927             285

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            5,488           6,001
                                                       ---------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  8,415         $ 6,286
                                                       =========       =========

See accompanying notes to the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note 1    Basis of Presentation
-------------------------------

The unaudited Consolidated Condensed Financial Statements as of or for the period ending January 28, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 29, 2005 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 29, 2005.

At both January 28, 2006 and October 29, 2005, approximately 81% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $4,955,000 and $4,720,000 higher than reported at January 28, 2006 and October 29, 2005, respectively.

These results are not necessarily indicative of the results for the entire fiscal year.

Note 2   Adoption of New Accounting Standards
---------------------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," in the first quarter of fiscal 2006. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. The adoption of this standard did not have any impact on our financial statements.

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), effective October 30, 2005. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative. The adoption of this standard increased earnings from operations by $127,000, increased net income by approximately $79,000, net of tax, and increased basic and diluted earnings per share by $.08 for the 13 weeks ended January 28, 2006. This represents the difference in expense recognition between SFAS 123(R) and the previous method for accounting for stock options under APB 25 and is due to the difference in treatment of recognition of forfeitures (See Note 3).

Note 3  Stock-Based Compensation
--------------------------------

The Company maintains a Stock option plan (the "2001 Plan") for the issuance of up to 215,000 shares of common stock under non-qualified stock options.

Effective October 30, 2005, the Company adopted SFAS 123(R), "Share-Based Payment." SFAS 123(R) replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123(R), which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). As permitted by SFAS 123(R), prior periods have not been restated. The charge is generally recognized as non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair value. Due to the Going Private Transaction (See Note 5), all unvested stock options vested immediately. Therefore, the recognition of the remaining stock option expense was accelerated and recognized in the 13 weeks ended January 28, 2006. The non cash compensation expense for the 13 weeks ended January 28, 2006 was $115,000.

Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123(R). However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

In connection with the adoption and provisions of SFAS 123(R), the Company reversed the deferred compensation balance of $242,000, resulting from the application of the intrinsic-value-based method of accounting for stock options, at October 30, 2005 against Capital In Excess of Par. This expense is now superceded by the SFAS 123(R) expense, which was recorded over the vesting period of the stock options.

The following table illustrates the pro forma effect on the Company's net income and earnings per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the 13 weeks ended January 29, 2005:

                                       Thirteen Weeks Ended
                                         January 29, 2005
                                      (In thousands, except
                                       per share amounts)
                                     -------------------------
Net income - as reported                     $     253
Add:
Stock-based employee compensation
expense included in reported net
income, net of related tax effects                  52
Deduct:
Adjustment to total stock-based
employee compensation expense
determined under the fair value
based method, net of related tax effects           (71)

                                     -------------------------
Pro forma net income                         $     234
                                     =========================
Earnings per share:
Basic, as reported                               $ .26
                                     =========================

Basic, pro forma                                 $ .24
                                     =========================

Diluted, as reported                             $ .24
                                     =========================

Diluted, pro forma                                $.23
                                     =========================

There were no stock options granted during the 13 weeks ended January 28, 2006 or January 29, 2005. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants made under the 2001 Plan:


Risk -free interest rate             5.00%
Expected option life                 5 years
Dividend yield                       None
Volatility                           40.2%

As of January 28, 2006, 94,750 options are exercisable. The weighted average exercise price of all outstanding options is $19.60.

On January 23, 2006, the Company extended the term (the "Extension") of 40,000 options, which were set to expire on January 27, 2006, to December 27, 2006. The Extension resulted in additional non-cash compensation expense of $30,000, which was fully expensed in the 13 weeks ended January 28, 2006. This expense had an effect, net of tax, on net income of $19,000 for the 13 weeks ended January 28, 2006.


Note 4  Employee Benefit Plans
------------------------------

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 weeks ended January 28, 2006 and January 29, 2005 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                                  13 Weeks Ended
-------------                                  --------------
                                     January 28, 2006      January 29, 2005
                                     ----------------      ----------------
Service cost                            $ 166                    $123
Interest cost                             135                     132
Expected return on plan assets           (145)                   (134)
Settlement (gain) loss recognized           -                       -
Amortization of prior service cost         16                      11
Recognized net actuarial loss              81                      95
                                         -----                   -----
Net periodic benefit cost               $ 253                   $ 227
                                        ======                  ======




Other Postretirement Plan                13 Weeks Ended
-------------------------                --------------
                             January 28, 2006  January 29, 2005
                             ----------------  ----------------
Service cost                        $ 46              $ 46
Interest cost                         83                83
Amortization of prior service cost     7                21
Recognized net actuarial loss         23                46
                                    ----             -----
Net periodic benefit cost          $ 159             $ 196
                                   =====             =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K filed with the SEC on January 27, 2006, the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,500,000 to its pension plans during fiscal 2006. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $277,000 during the 13 weeks ended January 28, 2006, and anticipates contributing approximately $1,223,000 more for expected future benefit payments during the remainder of fiscal 2006.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. Benefit payments made during the 13 weeks ended January 28, 2006 were $40,000.

Note 5  Going Private Transaction
---------------------------------

As reported in the Company's current report on Form 8-K filed on March 3, 2006 with the Securities and Exchange Commission ("SEC"), the Company has entered into a definitive agreement with respect to the going private transaction previously proposed by Saker Holdings Corp. Under the terms of the definitive agreement, Saker Holdings Corp. has agreed to make a cash tender offer for the Company's outstanding common stock at a price of $53 per share and the Special Committee of the Company's Board of Directors appointed to review the proposed transaction has recommended that the Company's shareholders accept the offer and tender their shares to Saker Holdings Corp. The Company is still in the initial stages of this transaction. For the thirteen weeks ended January 28, 2006, the Company incurred approximately $370,000 of transaction costs related to the going private transaction, which is included in selling, general and administrative expenses. The Company is required to pay Saker Holdings Corp. a termination fee of $1,500,000 if the Special Committee withdraws its recommendation that the shareholders accept the offer or the Company's Board of Directors approves or recommends another takeover proposal, or if the Company breaches or terminates the agreement for any reason other than Saker Holdings Corp.'s breach. In addition, the Company will be required to reimburse Saker Holdings Corp. for certain out of pocket expenses if the agreement is terminated under certain other circumstances.

The tender offer for outstanding shares of the Company's common stock described in this Quarterly Report on Form 10-Q has not commenced. The description of the tender offer set forth in this report is for informational purposes only and is neither an offer to purchase nor a solicitation of an offer to sell securities. At the time the tender offer is commenced, Saker Holdings Corp. will file a tender offer statement with the SEC, and the Company will file a solicitation and recommendation statement with respect to the tender offer. The tender offer statement (including an offer to purchase, a related letter of transmittal and other offer documents) and the solicitation/recommendation statement will contain important information that should be read carefully before any decision is made with respect to the tender offer. Those materials will be made available to the Company's shareholders at no expense to them. In addition, all of those materials (and all other offer documents filed with the SEC) will be available at no charge on the SEC's web site (www.sec.gov) and from the Company.


Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------

OVERVIEW
--------

We operate a chain of 26 ShopRite supermarkets in Central New Jersey. In the first quarter of fiscal 2006 we closed one location in Edison, New Jersey. We believe it is important to maintain a modern, one stop competitive shopping environment for our customers and therefore have invested heavily in new, expanded and remodeled facilities. We have incorporated upscale service departments in our World Class supermarket concept. We are the largest member of Wakefern, the largest retailer owned food cooperative warehouse in the United States. Since we purchase from Wakefern most of the product we sell, participate in advertising, supply, insurance, payroll administration and technology programs with Wakefern, and receive 13.6% of Wakefern's patronage dividend, our success is integrally tied to the success of Wakefern.

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

Certain categories of selling, general and administrative expenses have increased disproportionately in comparison to our sales growth and to inflation in the last three years. We have experienced substantial increases in employee health and pension costs under union contracts and for non-union associates. Additionally, the cost of utilities to operate our stores increased dramatically in the last two years. These trends have continued in fiscal 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, inventory valuation, patronage dividends earned as a stockholder of Wakefern, pension plans and other postretirement benefits, workers' compensation insurance and long-lived assets are described in the Company's Annual Report on Form 10-K for the year ended October 29, 2005. As of January 28, 2006 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity
---------------------------------

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to $35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of January 28, 2006 the Company owed $16,032,884 on the Revolving Note, $8,750,000 on the Term Loan and $16,677,857 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of January 28, 2006:

--------------------------------------------------------------------------------
                                                                  Actual
                                                            (As defined in the
Financial Covenant          Credit Agreement                Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $26,000,000           $ 27,700,000
--------------------------------------------------------------------------------
Leverage Ratio  (1)(2)      Less than 2.5 to 1.00              1.80 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00          1.42 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $7,299,000  (5) (7)      $    426,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $40,018,000 (5) (7)      $     76,000 (6)
--------------------------------------------------------------------------------



(1) Excludes obligations under capitalized leases, interest expense and depreciation expense attributable to capitalized leases, non-cash write downs and changes in the LIFO reserve.

(2) The Leverage Ratio is calculated by dividing the current and non-current portions of Long-Term Debt and Long-Term Debt Related Party by Adjusted EBITDA.

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment for projects involving the expenditure of less than $500,000 ($426,000 in the first quarter of fiscal
      2006) from Adjusted EBITDA.

(4) Adjusted Capex is all capital expenditures other than New/Replacement Store Project Capex.

(5) Represents limitations on capital expenditures for fiscal 2006. For fiscal 2006 the Company has budgeted $8,649,000 for capital expenditures. Any unused amounts available under the Credit Agreement will be carried forward to future periods.

(6)   Represents capital expenditures for fiscal 2006.

(7) Includes amounts available but not used in the prior fiscal year and available to be carried forward to fiscal 2006: $399,000 for Adjusted Capex and $26,018,000 for Store Project Capex.

No cash dividends have been paid on the Common Stock since 1979, and the Company has no present intentions or ability to pay any dividends in the near future on its Common Stock. The Credit Agreement does not permit the payment of any cash dividends on our Common Stock.

Working Capital
---------------

At January 28, 2006, the Company had a working capital deficiency of $3,047,000 as compared to working capital of $6,637,000 at October 29, 2005 and a working capital deficiency of $4,606,000 at January 29, 2005. Since the end of fiscal 2005, working capital declined and a deficiency was created as a result of the collection of related party receivables from Wakefern related to the fiscal 2005 patronage dividend receivable and the increase in related party accounts payable to Wakefern resulting from increased sales and the deferral of payment for Wakefern promotional programs. Funds used to pay these accounts payable will come from the revolving credit facility thereby increasing the Revolving Note which is classified as long-term borrowings. This will result in a corresponding increase in working capital.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

      January 28, 2006            .96 to 1.0
      October 29, 2005           1.09 to 1.0
      January 29, 2005            .95 to 1.0

Cash flows (in millions) were as follows:

                                                  Thirteen Weeks Ended
                                               ----------------------------
                                                 1/28/06         1/29/05
                                                 -------         -------
Operating activities                             $ 17.9           $ 13.2
Investing activities                                  -              (.6)
Financing activities                              (15.0)           (12.3)
                                                --------           ------
       Totals                                   $   2.9           $   .3
                                                ========          =======

Cash increased primarily as the result of timing differences related to the funding of payroll. These timing differences were due to the conversion to the Wakefern administered payroll system.

The Company had $17,326,000 of available credit, at January 28, 2006, under its revolving credit facility. The availability does not include the additional $622,000 provided by the August 22, 2005 amendment to the Credit Agreement which allows the inclusion of cash in transit as additional collateral. The Company has no capital commitments for leasehold improvements or equipment as of January 28, 2006. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2006.

For the 13 weeks ended January 28, 2006 depreciation was $5,311,000 while capital expenditures totaled $502,000, compared to $5,494,000 and $1,347,000, respectively, in the prior year period. The decrease in depreciation was the result of the completion of depreciation for some older equipment and leasehold improvements. Capital expenditures decreased in the first quarter of fiscal 2006 when no major projects were in process as compared to capital expenditures in the first quarter of fiscal 2005 when the store in West Long Branch, New Jersey was remodeled and the remodeling of the Neptune, New Jersey location was substantially completed.

The following table summarizes our contractual obligations at January 28, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods.
--------------------------------------------------------------------------------
                                              Payments Due By Period
--------------------------------------------------------------------------------
                                      Less Than      2-3        4-5      After 5
Contractual Obligations         Total    1 Year     Years      Years      Years
                                              (Dollars In Thousands)
--------------------------------------------------------------------------------
Long-term debt               $  45,781   $ 9,028   $36,182    $  571    $    -
--------------------------------------------------------------------------------
Interest on long-term debt (1)   6,979     3,606     3,349        24         -
--------------------------------------------------------------------------------
Related party debt,
  non interest bearing           3,976     1,021     1,512     1,052       391
--------------------------------------------------------------------------------
Capital lease obligations (2)  334,463    15,895    31,297    32,335   254,936
--------------------------------------------------------------------------------
Operating leases (2)            52,575     8,421    14,067     9,186    20,901
--------------------------------------------------------------------------------
Other liabilities (3)            5,034     1,550       762     1,182     1,540
--------------------------------------------------------------------------------
Purchase obligations -
  leaseholds and equipment           -         -         -         -         -
--------------------------------------------------------------------------------
Lease commitments - stores
   under construction                -         -         -         -         -
--------------------------------------------------------------------------------
Total                        $ 448,808   $39,521   $87,169  $ 44,350  $277,768
                             =========   =======   =======  ========  ========
--------------------------------------------------------------------------------

 (1) Includes interest expense at estimated interest rates of 8.50% to 9.50% on variable rate debt of $41,461 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $4,320.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3) Other liabilities include estimated unfunded pension liabilities, and estimated post-retirement and post-employment obligations based on available actuarial data.



Results of Operations (13 weeks ended January 28, 2006 compared to 13 weeks
---------------------   ended January 29, 2005)

Sales:
------

Sales for the current period totaled $323.9 million as compared to $317.6 million in the prior year period. This represents an increase of 2.0%. Sales for the current quarter included the operations of the location in Pennington, New Jersey purchased from Wakefern in September 2005. In November 2005, a location in Edison, New Jersey was closed at the end of its lease term.

Same store sales from the twenty-five stores in operation in both periods increased 2.3%. Comparable store sales increases were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings.

Gross Profit:
-------------

Gross profit as a percent of sales increased to 25.6% in the first quarter of fiscal 2006 compared to 25.2% for the comparable period in fiscal 2005. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $2.7 million in the current year period compared to $2.5 million in the prior year period.

The increase in gross profit was the result of a reduction in the cost of programs implemented in certain of the Company's stores to address competitive store openings (.06%), the contribution of the new location purchased from Wakefern in September 2005, including Wakefern incentive programs for new locations (.04%), reduced Wakefern assessment as a percentage of sales (.04%), an increase in the projected Wakefern patronage dividend (.03%) and a decrease in shrink (.20%). Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:
-------------------

Selling, general and administrative expenses totaled $77.3 million in the first quarter of fiscal 2006 compared to $75.1 million for the comparable period in fiscal 2005. Selling, general and administrative expenses as a percent of sales were 23.9% versus 23.6% in the prior year period. Increases in fringe benefits, occupancy costs, miscellaneous expense, administration and a decrease in miscellaneous income were partially offset by decreases in labor and depreciation. The increase in fringe benefits was the result of contractual increases. Fringe benefits increased from $13,733,000 to $14,446,000. The increase in occupancy costs was primarily the result of an increase in utility costs partially offset by a decrease in repairs and maintenance. Occupancy increased from $10,070,000 to $10,387,000. Miscellaneous expense increased as the result of increases in Wakefern support services and debit/credit card and bank service fees. Miscellaneous expense increased from $4,944,000 to $5,430,000. The increase in administration was the result of the incurrence of costs related to the going private transaction, an increase in idle facilities expense and an increase in the incentive compensation accrual for administrative personnel based upon operating results for the current quarter. Administration costs increased from $4,769,000 to $5,244,000.The decrease in miscellaneous income was due to decreased baling income. Miscellaneous income decreased from $778,000 to $660,000. Although labor decreased as a percent of sales, labor expense increased from $30,867,000 to $30,977,000. The decrease in labor as a percent of sales was due to improved efficiency in the operations of several of our stores and the increase in labor expense was due to an increase in labor rates. Depreciation decreased due to the completion of depreciation for some older equipment and leasehold improvements. Depreciation expense decreased from $5,494,000 to $5,311,000.

As a percentage of sales, fringe benefits increased .14%, occupancy increased ..04%, miscellaneous expense increased .13%, administration increased .12% and miscellaneous income decreased .04%. These increases were partially offset by a decrease in labor of .16% and a decrease in depreciation, including depreciation on capitalized leases, of .09%.

Interest Expense:
-----------------

Interest expense decreased to $4,632,000 from $4,660,000, while interest income was $40,000 compared to $36,000 for the prior year period. The decrease in interest expense for the current year period was due to a net decrease in average outstanding debt, including capitalized lease obligations, partially offset by an increase in the average interest rate paid on debt.

Income Taxes:
-------------

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:
-----------

Net income was $613,000 in the current year period compared to $253,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,981,000 as compared to $10,737,000 in the prior year period. Net income per common share on a diluted basis was $.59 in the current year period compared to $.24 in the prior year period. Per share calculations are based on 1,040,875 weighted average shares outstanding in the current year period and 1,035,753 weighted average shares outstanding in the prior year period.

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

                                        Thirteen Weeks Ended
                              ----------------------------------------
                              January 28, 2006        January 29, 2005
                              ----------------        ----------------

Net income                     $    613,000             $    253,000
Add:
 Interest expense, net            4,592,000                4,624,000
 Income tax provision               378,000                  155,000
 Depreciation                     5,311,000                5,494,000
 Amortization                        87,000                  211,000
                               ------------             ------------

EBITDA                          $10,981,000              $10,737,000
                               ============             ============



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



                                                   FOODARAMA  SUPERMARKETS, INC.
                                                   -----------------------------
                                                           (Registrant)


Date:  March 14, 2006                                /S/    MICHAEL SHAPIRO
                                                     --------------------------
                                                               (Signature)
                                                    Michael Shapiro
                                                    Senior Vice President,
                                                    Chief Financial Officer


Date: March 14, 2006
                                                    /S/    THOMAS H. FLYNN
                                                    ---------------------------
                                                             (Signature)
                                                    Thomas H. Flynn
                                                    Vice President,
                                                    Principal Accounting Officer

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


Date:  March 13, 2006                           /s/ RICHARD J. SAKER
                                                ---------------------
                                               (Signature)
                                               Richard J. Saker
                                               Chief Executive Officer

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


Date: March 13, 2006                            /s/ MICHAEL SHAPIRO
                                                ------------------------------
                                                (Signature)
                                                Michael Shapiro
                                                Chief Financial Officer

                                                                   EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 28, 2006 (the "Report"), I, Richard J. Saker, Chief Executive Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 13, 2006                           /s/ RICHARD J. SAKER
                                                ------------------------------
                                                (Signature)
                                                Richard J. Saker
                                                Chief Executive Officer

                                                                    EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Foodarama Supermarkets, Inc. (the "Company") on Form 10-Q for the period ended January 28, 2006 (the "Report"), I, Michael Shapiro, Chief Financial Officer of the Company, do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of ss. 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78m(a) or 78o(d), and,

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 13, 2006                     /s/ MICHAEL SHAPIRO
                                          ------------------------------
                                          (Signature)
                                          Michael Shapiro
                                          Chief Financial Officer