Form 10-K/A
period 2005-10-29
FOODARAMA SUPERMARKETS, INC.
filed 2006-04-10
CIK 37914

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the period ended October 29, 2005, which was filed with the United States Securities and Exchange Commission on January 27, 2006 (the "Form 10-K"), to amend and restate Item 15., "Exhibits and Financial Statement Schedules" to include a new Exhibit 10.3. This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with Foodarama's other filings made with the Commission subsequent to the filing of the Form 10-K.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

                                                                               Page No.
a.1.    Audited financial statements and
        supplementary data

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

        Notes to Consolidated Financial Statements                             F-7 to F-42

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

                                        FOODARAMA SUPERMARKETS, INC.
                                        (Registrant)


                                        /s/ Michael Shapiro
                                        ----------------------------------------
                                        Michael Shapiro
                                        Senior Vice President,
                                        Chief Financial Officer


                                        /s/ Thomas H. Flynn
                                        ----------------------------------------
                                        Thomas H. Flynn
                                        Vice President,
                                        Principal Accounting Officer

Date: April 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                            Title                      Date
            ----                            -----                      ----

 /s/ Joseph J. Saker
---------------------------
Joseph J. Saker                   Chairman of the Board of         April 7, 2006
                                  Directors


/s/ Richard J. Saker
---------------------------
Richard J. Saker                  Chief Executive Officer,         April 7, 2006
                                  President and Director

/s/ Charles S. Parton
---------------------------
Charles S. Parton                 Director                         April 7, 2006


/s/ Albert A. Zager
---------------------------
Albert A. Zager                   Director                         April 7, 2006


/s/ Robert H. Hutchins
---------------------------
Robert H. Hutchins                Director                         April 7, 2006

                                INDEX TO EXHIBITS

3.    Articles of Incorporation and By-Laws

      *3.1 Restated Certificate of Incorporation of Registrant filed with the Secretary of State of the State of New Jersey on May 15, 1970.

      *3.2 Certificate of Merger filed with the Secretary of State of the State of New Jersey on May 15, 1970.

      *3.3 Certificate of Merger filed with the Secretary of State of the State of New Jersey on March 14, 1977.

      *3.4 Certificate of Merger filed with the Secretary of State of the State of New Jersey on June 23, 1978.

      *3.5        Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation filed with the Secretary of State of the State of New Jersey on May 12, 1987.

      **3.6       Certificate   of   Amendment   to  Restated   Certificate   of
                  Incorporation filed with the Secretary of State of the State of New Jersey on February 16, 1993.

      ****3.7     Amendment  to  the   Certificate  of   Incorporation   of  the
                  Registrant dated April 4, 1996.

      *3.8        By-Laws of Registrant.

      *3.9        Amendments  to By-Laws of  Registrant  adopted  September  14,
                  1983.

      3.10 Amendment to By-Laws of Registrant adopted March 15, 1991 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 1991 filed with the Securities and Exchange Commission on February 18, 1992.

      3.11 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of the Treasury of the State of New Jersey on May 14, 2002 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 2, 2002 filed with the Securities and Exchange Commission on January 30, 2003.

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

10.   Material Contracts

      10.1 The Agreement dated September 18, 1987 entered into by Wakefern Food Corporation and the Registrant is incorporated herein by reference to Exhibit A to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 19, 1987.

      ***10.2 Certificate of Incorporation of Wakefern Food Corporation together with amendments thereto and certificates of merger.

      10.3 By-Laws of Wakefern Food Corporation, as adopted on April 16, 1981 and amended on July 14, 1983, June 21, 1984, March 19, 1987, August 20, 1987, October 19, 1988, February 16, 1989,
                  March 15, 1990, October 18, 1990,  September 29, 1993, May 19,
                  1994, September 22, 1994 and May 16, 2002, respectively.

      #***10.4    Form  of   Deferred   Compensation   Agreement,   between  the
                  Registrant and certain of its key employees.

      #10.5 Registrant's 1987 Incentive Stock Option Plan is incorporated herein by reference to Exhibit 4 (a) to the Registrant's Form S-8 filed with the Securities and Exchange Commission on May 26, 1989.

      10.6 Agreement, dated September 20, 1993, between the Registrant, ShopRite of Malverne, Inc. and The Grand Union Company is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended October 30, 1993, filed with the Securities and Exchange Commission on February 24, 1994.

      10.7 Revolving Credit and Term Loan Agreement, dated as of February 15, 1995 between the Registrant and NatWest Bank as agent for a group of banks is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 10, 1995.

      10.8 Asset Purchase Agreement dated April 20, 1995 and Amendment No. 1 to the Agreement dated May 24, 1995 between the
                  Registrant and Wakefern Food Corporation is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 27, 1995.

      10.9 Amendment of Revolving Credit and Term Loan Agreement, dated as of January 25, 1996, between the Registrant and each of the banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 27, 1996, filed with the Securities and Exchange Commission on March 12, 1996.

      ****10.10   Agreement,  dated as of March 29, 1996, between the Registrant and Wakefern Food Corporation.

      ****10.11   Amendment of Revolving  Credit and Term Loan Agreement,  dated as of May 10, 1996, between the Registrant and each of the Banks which are signatory thereto.

      10.12 Waiver and Amendment of Revolving Credit and Term Loan Agreement, dated as of July 26, 1996, between the Registrant and each of the Banks which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 27, 1996, filed with the Securities and Exchange Commission on September 10, 1996.

      10.13 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 2, 1997, between the Registrant and the Financial Institution which is signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 3, 1997, filed with the Securities and Exchange Commission on June 16, 1997.

      *****10.14  First Amendment to Amended and Restated  Revolving  Credit and
                  Term Loan Agreement, dated October 28, 1997, between the Registrant and the Financial Institution which is signatory thereto.

      *****10.15  Consent and Second Amendment to Amended and Restated Revolving
                  Credit and Term Loan Agreement and other loan documents, dated November 14, 1997, between the Registrant and the Financial Institution which is signatory thereto.

      *****10.16  Third Amendment to Amended and Restated  Revolving  Credit and
                  Term Loan Agreement, dated January 15, 1998, between the Registrant and the Financial Institution which is signatory thereto.

      10.17 Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated March 11, 1999, between the
                  Registrant  and the Financial  Institution  which is signatory thereto, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended May 1, 1999, filed with the Securities and Exchange Commission on June 11, 1999.

      10.18 Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 7, 2000 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 10-K for the year ended October 30, 1999 filed with the Securities and Exchange Commission on January 27, 2000.

      #10.19 Restatement of Supplemental Executive Retirement Plan, dated as of January 1, 1998, is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended January 29, 2000, filed with the Securities and Exchange Commission on March 9, 2000.

      #10.20 Registrant's 2001 Stock Incentive Plan is incorporated herein by reference to Appendix B to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on February 26, 2001.

      10.21 Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 11, 2001, between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended April 28, 2001, filed with the Securities and Exchange Commission on June 8, 2001.

      10.22 Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 7, 2001 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended July 28, 2001, filed with the Securities and Exchange Commission on September 10, 2001.

      ******10.23 Letter  Amendment  to Second  Amended and  Restated  Revolving
                  Credit and Term Loan Agreement, dated as of January 30, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

      ******10.24 Letter  Amendment  to Second  Amended and  Restated  Revolving
                  Credit and Term Loan Agreement, dated as of January 30, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto.

      10.25 Letter Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of March 29, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 5, 2002.

      10.26 Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 26, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 30, 2002.

      10.27 Amendment No. 1 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 17, 2002 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission on January 30, 2003.

      10.28 Consent, Waiver and Amendment No. 2 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of January 21, 2003 between the Registrant and each of the
                  Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission on January 30, 2003.

      10.29 Amendment No. 3 to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 16, 2003 between the Registrant and each of the Financial Institutions which are signatory thereto is incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended August 2, 2003, filed with the Securities and Exchange Commission on September 16, 2003.

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

      10.38 Amendment No. 10 to the Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 22, 2005, between the Registrant and each of the Financial Institutions which is a signatory thereto, is incorporated herein by reference to the Registrant's Form 8-K, dated August 22, 2005, filed with the Securities and Exchange Commission on August 24, 2005.

      10.39 The Agreement, dated as of August 20, 1987 as amended February 20, 1992, entered into by Wakefern Food Corporation and the Registrant.

      #10.40 Registrant's Supplemental Executive Retirement Plan, restated as of December 31, 2004.

      #10.41      Registrant's Post-2004 Supplemental Executive Retirement Plan.

      14 Code of Conduct is incorporated herein by reference to the Registrant's Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission on January 29, 2004.

      14.1        Code of Conduct.

      21          List of Subsidiaries of Foodarama Supermarkets, Inc.

      23.1        Consent of Independent Registered Public Accounting Firm.

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