Form 10-Q
period 2006-04-29
FOODARAMA SUPERMARKETS, INC.
filed 2006-06-09
CIK 37914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Building 6, Suite 1, 922 Highway 33, Freehold, New Jersey 07728 (Address of principal executive offices)

                             Telephone #732-462-4700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

OUTSTANDING AT
     CLASS                                       June 9, 2006
     -----                                       ------------
Common Stock                                    988,867 shares
$1 par value

                          FOODARAMA SUPERMARKETS, INC.

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Consolidated Condensed Balance Sheets
              April 29, 2006 and October 29, 2005

              Unaudited Consolidated Condensed Statements of Operations for the thirteen weeks ended April 29, 2006 and April 30, 2005

              Unaudited Consolidated Condensed Statements of Operations for the twenty-six weeks ended April 29, 2006 and April 30, 2005

              Unaudited Consolidated Condensed Statements of Cash Flows for the twenty-six weeks ended April 29, 2006 and April 30, 2005

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

     Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

     Item 6.  Exhibits

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Foodarama Supermarkets, Inc. (the "Company", which may be referred to as we, us or our) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-Q. Such potential risks and uncertainties include, without limitation, competitive pressures from other supermarket operators, warehouse club stores and discount general merchandise stores, economic conditions in the Company's primary markets, consumer spending patterns, availability of capital, cost of labor, cost of goods sold including increased costs from the Company's cooperative supplier, Wakefern Food Corporation ("Wakefern"), and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-Q and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

PART I. FINANCIAL INFORMATION

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

                                                         April 29,   October 29,
                                                            2006        2005
                                                        (Unaudited)      (1)
                                                         ---------   -----------
ASSETS

Current assets:
 Cash and cash equivalents                                $  6,519      $  5,488
 Merchandise inventories                                    53,338        55,889
 Receivables and other current assets                        6,987         7,597
 Prepaid and refundable income taxes                         1,361           797
 Related party receivables - Wakefern                        7,902        14,587
                                                          --------      --------
                                                            76,107        84,358
                                                          --------      --------

Property and equipment:
 Land                                                          308           308
 Buildings and improvements                                  1,220         1,220
 Leasehold improvements                                     60,426        61,360
 Equipment                                                 158,771       164,238
 Property under capital leases                             152,354       152,354
 Construction in progress                                      304           199
                                                          --------      --------
                                                           373,383       379,679
 Less accumulated depreciation and amortization            165,151       161,975
                                                          --------      --------

                                                           208,232       217,704
                                                          --------      --------
Other assets:
 Investments in related parties                             17,673        18,323
 Goodwill                                                    1,715         1,715
 Intangible assets, net                                      1,209         1,304
 Other                                                       3,873         3,364
 Related party receivables - Wakefern                        2,215         2,237
 Deferred income taxes                                       1,735            --
                                                          --------      --------
                                                            28,420        26,943
                                                          --------      --------

                                                          $312,759      $329,005
                                                          ========      ========

                                                                     (continued)

(1) Derived from the Audited Consolidated Financial Statements for the year ended October 29, 2005.

See accompanying notes to the consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands except share data)

                                                            April 29,      October 29,
                                                               2006           2005
                                                           (Unaudited) (1)
                                                           -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                          $   9,046       $   9,009
 Current portion of long-term debt, related party                 725           1,026
 Current portion of obligations under capital leases            1,999           1,966
 Current income taxes payable                                      --              --
 Deferred income taxes                                          1,901           2,151
 Accounts payable:
 Related party-Wakefern                                        38,380          40,419
 Others                                                         9,268           9,671
 Accrued expenses                                              14,478          13,479
                                                            ---------       ---------
                                                               75,797          77,721
                                                            ---------       ---------

Long-term debt                                                 37,449          50,912
Long-term debt, related party                                   2,462           3,185
Obligations under capital leases                              139,548         140,540
Deferred income taxes                                              --             175
Other long-term liabilities                                    13,659          13,577
                                                            ---------       ---------
                                                              193,118         208,389
                                                            ---------       ---------
Commitments and Contingencies

Shareholders' equity:
 Common stock, $1.00 par; authorized 2,500,000 shares; issued 1,621,767 shares;
  outstanding 988,867 shares
    April 29, 2006; 988,117 shares October 29, 2005             1,622           1,622
 Capital in excess of par                                       4,071           4,168
 Deferred compensation                                             --            (242)
 Retained earnings                                             53,104          52,315
 Accumulated other comprehensive income:
 Minimum pension liability                                     (2,802)         (2,802)
                                                            ---------       ---------
                                                               55,995          55,061
 Less 632,900 shares April 29, 2006; 633,650 shares
  October 29, 2005, held in treasury, at cost                  12,151          12,166
                                                            ---------       ---------
                                                               43,844          42,895
                                                            ---------       ---------
                                                            $ 312,759       $ 329,005
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

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)

                                                          13 Weeks Ended
                                                   ----------------------------
                                                    April 29,         April 30,
                                                      2006              2005
                                                   -----------      -----------
Sales                                              $   297,676      $   292,035

Cost of goods sold                                     218,453          214,947
                                                   -----------      -----------

Gross profit                                            79,223           77,088

Selling, general and  administrative expenses           74,509           72,394
                                                   -----------      -----------
Earnings from operations                                 4,714            4,694
                                                   -----------      -----------

Other income (expense):
  Interest expense                                      (4,487)          (4,637)
  Interest income                                           57               31
                                                   -----------      -----------
                                                        (4,430)          (4,606)
                                                   -----------      -----------
Earnings before income tax provision                       284               88

Income tax provision                                      (108)             (34)
                                                   -----------      -----------
Net income                                         $       176      $        54
                                                   ===========      ===========

Per share information:
Net income per common share:
                 Basic                             $       .18      $       .05
                                                   ===========      ===========
                 Diluted                           $       .17      $       .05
                                                   ===========      ===========

Weighted average shares outstanding:
                 Basic                                 988,308          987,662
                                                   ===========      ===========
                 Diluted                             1,047,013        1,032,098
                                                   ===========      ===========

Dividends per common share                                 -0-              -0-
                                                   ===========      ===========

See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations - Unaudited
(In thousands - except share data)

                                                         26 Weeks Ended
                                                  -----------------------------
                                                   April 29,         April 30,
                                                      2006              2005
                                                  -----------       -----------

Sales                                             $   621,547       $   609,624

Cost of goods sold                                    459,441           452,429
                                                  -----------       -----------

Gross profit                                          162,106           157,195

Selling, general and administrative expenses          151,809           147,469
                                                  -----------       -----------
Earnings from operations                               10,297             9,726
                                                  -----------       -----------
Other income (expense):
  Interest expense                                     (9,119)           (9,297)
  Interest income                                          97                67
                                                  -----------       -----------
                                                       (9,022)           (9,230)
                                                  -----------       -----------
Earnings before income tax provision                    1,275               496

Income tax provision                                     (486)             (189)
                                                  -----------       -----------
 Net income                                       $       789       $       307
                                                  ===========       ===========

Per share information:
Net income per common share:
                 Basic                            $       .80       $       .31
                                                  ===========       ===========
                 Diluted                          $       .76       $       .29
                                                  ===========       ===========

Weighted average shares outstanding:
                 Basic                                988,213           987,638
                                                  ===========       ===========
                 Diluted                            1,043,681         1,033,451
                                                  ===========       ===========

Dividends per common share                                -0-               -0-
                                                  ===========       ===========


See accompanying notes to consolidated condensed financial statements.

FOODARAMA SUPERMARKETS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows - Unaudited
(In thousands)

                                                                     26 Weeks Ended
                                                              -----------------------------
                                                               April 29,         April 30,
                                                                  2006              2005
                                                              -----------       -----------
Cash flows from operating activities:
  Net income                                                  $       789       $       307
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                   10,588            10,992
    Amortization, intangibles                                          95                95
    Amortization, deferred financing costs                            273               380
    Amortization, deferred rent escalation                           (182)             (161)
    Provision to value inventory at LIFO                              477               428
    Deferred income taxes                                          (2,160)           (1,007)
    Non-cash compensation expense                                     145               168
    (Increase) decrease in
      Merchandise inventories                                       2,074             2,328
      Receivables and other current assets                            610             1,043
      Prepaid and refundable income taxes                            (564)           (1,079)
      Other assets                                                   (598)             (575)
      Related party receivables-Wakefern                           6, 707             6,847
    Increase (decrease) in
      Accounts payable                                             (2,442)           (6,652)
      Income taxes payable                                             --              (246)
      Other liabilities                                             1,263              (645)
                                                              -----------       -----------
                                                                   17,075            12,223
                                                              -----------       -----------
Cash flows from investing activities:
  Decrease in construction advance due from landlords                  --               775
  Cash paid for the purchase of property and equipment             (1,515)           (2,127)
  Proceeds from sale of equipment                                     482                --
  Cash paid for construction in progress                             (105)               (4)
                                                              -----------       -----------
                                                                   (1,138)           (1,356)
                                                              -----------       -----------
Cash flows from financing activities:
  Principal payments under long-term debt                         (13,426)          (10,584)
  Principal payments under capital lease obligations                 (959)             (814)
  Principal payments under long-term debt, related party             (374)             (404)
  Deferred financing and other costs                                 (162)               --
  Proceeds from exercise of stock options                              15                10
                                                              -----------       -----------
                                                                  (14,906)          (11,792)
                                                              -----------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,031              (925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,488             6,001
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     6,519       $     5,076
                                                              ===========       ===========

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 Basis of Presentation

The unaudited Consolidated Condensed Financial Statements as of or for the period ending April 29, 2006, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and rule 10-01. The balance sheet at October 29, 2005 has been taken from the audited financial statements at that date. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) which are considered necessary for a fair presentation of the results of operations for the period have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended October 29, 2005.

At both April 29, 2006 and October 29, 2005, approximately 81% of merchandise inventories are valued by the Last-In-First-Out ("LIFO") method of inventory valuation while the balance of inventories is valued by the First-In-First-Out ("FIFO") method. If the FIFO method had been used for the entire inventory, inventories would have been $5,197,000 and $4,720,000 higher than reported at April 29, 2006 and October 29, 2005, respectively.

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

The Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), effective October 30, 2005. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative. The adoption of this standard increased earnings from operations by $127,000, increased net income by approximately $79,000, net of tax, and increased basic and diluted earnings per share by $.08 for the 26 weeks ended April 29, 2006. This represents the difference in expense recognition between SFAS 123(R) and the previous method for accounting for stock options under APB 25 and is due to the difference in treatment of recognition of forfeitures (See Note 3). There was no impact on earnings in the 13 weeks ended April 29, 2006 due to the adoption of this standard.

Note 3 Stock-Based Compensation

The Company maintains a stock option plan (the "2001 Plan") for the issuance of up to 215,000 shares of common stock under stock options.

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

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123(R), which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). As permitted by SFAS 123(R), prior periods have not been restated. The charge is generally recognized as non-cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair value. Due to the Going Private Transaction (See Note 5), all unvested stock options vested immediately. Therefore, the recognition of the remaining stock option expense was accelerated and recognized in the 13 weeks ended January 28, 2006. The non-cash compensation expense for the 13 and 26 weeks ended April 29, 2006 was $0 and $115,000, respectively.

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

The following table illustrates the pro forma effect on the Company's net income and earnings per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the 13 and 26 weeks ended April 30, 2005:

                                                         Thirteen Weeks             Twenty-Six Weeks
                                                              Ended                       Ended
                                                  ----------------------------------------------------------
                                                  (In thousands, except per    (In thousands, except per
                                                          share amounts)             share amounts)
                                                  ----------------------------------------------------------
                                                            April 30,                   April 30,
                                                              2005                        2005
                                                  ----------------------------------------------------------
Net income - as reported                                   $        54                 $       307

Add:
Stock-based employee compensation
expense determined under the intrinsic
value method, included in reported net
income, net of related tax effects                                  52                         104
                                                           ---------------------------------------
Deduct:
Adjustment to total stock-based employee
compensation expense determined under
the fair value based method, net of related
tax effects                                                        (71)                       (142)
                                                           ---------------------------------------

Pro forma net income                                       $        35                 $       269
                                                           =======================================
Earnings per share:
Basic, as reported                                         $       .05                 $       .31
                                                           =======================================

Basic, pro forma                                           $       .04                 $       .27
                                                           =======================================

Diluted, as reported                                       $       .05                 $       .29
                                                           =======================================

Diluted, pro forma                                         $       .03                 $       .26
                                                           =======================================

There were no stock options granted during the 26 weeks ended April 29, 2006 or April 30, 2005. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants made under the 2001 Plan:

Risk-free interest rate                                  5.00%
Expected option life                                    5 years
Dividend yield                                             None
Volatility                                               40.2%

As of April 29, 2006, 94,000 options are exercisable. The weighted average exercise price of all outstanding options is $19.60.

On January 23, 2006, the Company extended the term (the "Extension") of 40,000 options, which were set to expire on January 27, 2006, to December 27, 2006. The Extension resulted in additional non-cash compensation expense of $30,000, which was fully expensed in the 13 weeks ended January 28, 2006. This expense reduced net income, net of tax, by $0 and $19,000 for the 13 and 26 weeks ended April 29, 2006.

Note 4 Employee Benefit Plans

The following tables summarize the components of the net periodic pension expense for the Company sponsored defined benefit pension plans (both funded and unfunded postretirement plans) for the 13 and 26 weeks ended April 29, 2006 and April 30, 2005 (in thousands):

Components of Net Periodic Benefit Cost:

Pension Plans                                         13 Weeks Ended                     26 Weeks Ended
-------------                                         --------------                     --------------
                                           April 29, 2006      April 30, 2005     April 29, 2006   April 30, 2005
                                           --------------      --------------     --------------   --------------
Service cost                                    $ 166               $ 123               $ 332           $ 246
Interest cost                                     135                 132                 270             264
Expected return on plan assets                   (145)               (134)               (290)           (268)
Settlement (gain) loss recognized                  --                  --                  --              --
Amortization of prior service cost                 16                  11                  32              22
Recognized net actuarial loss                      81                  95                 162             190
                                                -----               -----               -----           -----
Net periodic benefit cost                       $ 253               $ 227               $ 506           $ 454
                                                =====               =====               =====           =====

Other Postretirement Plan                            13 Weeks Ended                        26 Weeks Ended
-------------------------                            --------------                        --------------
                                           April 29, 2006    April 30, 2005       April 29, 2006   April 30, 2005
                                           --------------    --------------       --------------   --------------
Service cost                                    $  46               $  46               $  92           $  92
Interest cost                                      83                  83                 166             166
Amortization of prior service cost                  7                  21                  14              42
Recognized net actuarial loss                      23                  46                  46              92
                                                -----               -----               -----           -----
Net periodic benefit cost                       $ 159               $ 196               $ 318           $ 392
                                                =====               =====               =====           =====

As previously disclosed in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K and 10-K/A for the year ended October 29, 2005 the Company's current funding policy for its qualified pension plans is to contribute annually the amount required by regulatory authorities to meet minimum funding requirements. The Company presently anticipates contributing approximately $1,530,000 to its pension plans during fiscal 2006. This amount is based on preliminary information and the actual amount contributed will be determined based on the final actuarial calculations, plan asset performance, possible changes in law and other factors. The Company has contributed $629,000 during the twenty-six weeks ended April 29, 2006, and anticipates contributing approximately $901,000 more for expected future benefit payments during the remainder of fiscal 2006.

Since the Company's Other Post Retirement Plan is unfunded, the contributions to this plan are equal to the benefit payments made during the year. Benefit payments made during the 26 weeks ended April 29, 2006 were $84,000.

Note 5 Going Private Transaction

As reported in the Company's current report on Form 8-K filed on March 3, 2006 with the Securities and Exchange Commission ("SEC"), the Company has entered into a definitive agreement with respect to the going private transaction previously proposed by Saker Holdings Corp. Under the terms of the definitive agreement, Saker Holdings Corp. has agreed to make a cash tender offer for the Company's outstanding common stock at a price of $53 per share and the Special Committee of the Company's Board of Directors appointed to review the proposed transaction has recommended that the Company's shareholders accept the offer and tender their shares to Saker Holdings Corp. For the thirteen and twenty-six weeks ended April 29, 2006, the Company incurred approximately $298,000 and $665,000, respectively, of transaction costs related to the going private transaction, which are included in selling, general and administrative expenses. The Company is required to pay Saker Holdings Corp. a termination fee of $1,500,000 if the Special Committee withdraws its recommendation that the shareholders accept the offer or the Company's Board of Directors approves or recommends another takeover proposal, or if the Company breaches or terminates the agreement for any reason other than Saker Holdings Corp.'s breach. In addition, the Company will be required to reimburse Saker Holdings Corp. for certain out of pocket expenses if the agreement is terminated under certain other circumstances.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's critical accounting policies relating to the impairment of goodwill, inventory valuation, patronage dividends earned as a stockholder of Wakefern, pension plans and other postretirement benefits, workers' compensation insurance and long-lived assets are described in the Company's Annual Report on Form 10-K and 10-K/A for the year ended October 29, 2005. As of April 29, 2006 there have been no material changes to any of the critical accounting policies contained therein.

Financial Condition and Liquidity

The Company is a party to a Third Amended and Restated Revolving Credit and Term Loan Agreement (the "Credit Agreement") with four financial institutions. The Credit Agreement serves as our primary funding source for working capital and capital expenditures. The Credit Agreement is secured by substantially all of the Company's assets and provided for a total commitment of up to $80,000,000, including a revolving credit facility (the "Revolving Note") of up to
$35,000,000, a term loan ("the Term Loan") in the amount of $25,000,000 and a capital expenditures facility (the "Capex Facility") of up to $20,000,000. As of April 29, 2006 the Company owed $18,996,977 on the Revolving Note, $7,500,000 on the Term Loan and $15,963,750 under the Capex Facility.

The Company's compliance with the major financial covenants under the Credit Agreement was as follows as of April 29, 2006:

--------------------------------------------------------------------------------
                                                                    Actual
                                                              (As defined in the
Financial Covenant          Credit Agreement                   Credit Agreement)
--------------------------------------------------------------------------------
Adjusted EBITDA (1)         Greater than $26,000,000          $   27,542,000
--------------------------------------------------------------------------------
Leverage Ratio (1)(2)       Less than 2.5 to 1.00               1.80 to 1.00
--------------------------------------------------------------------------------
Debt Service Coverage
Ratio (3)                   Greater than 1.10 to 1.00           1.38 to 1.00
--------------------------------------------------------------------------------
Adjusted Capex (4)          Less than $7,299,000  (5) (7)     $    1,515,000 (6)
--------------------------------------------------------------------------------
Store Project Capex         Less than $40,018,000  (5) (7)    $      105,000 (6)
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

(3) The Debt Service Coverage Ratio is calculated by dividing Operating Cash Flow by the sum of adjusted net interest expense, which excludes interest on capitalized leases, the current provision for income taxes and regularly scheduled principal payments, which exclude principal payments on capitalized leases. Operating Cash Flow is calculated by subtracting amounts expended for property and equipment for projects involving the expenditure of less than $500,000 ($1,515,000 in the first six months of fiscal 2006) from Adjusted EBITDA.

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

Working Capital

At April 29, 2006, the Company had working capital of $310,000 as compared to $6,637,000 at October 29, 2005 and $150,000 at April 30, 2005. Since the end of
fiscal 2005, working capital declined primarily as a result of the collection of related party receivables from Wakefern related to the fiscal 2005 patronage dividend receivable. The decrease in inventory which resulted from the closing of a location in Edison, New Jersey was offset by a corresponding decrease in accounts payable. These transactions resulted in a net decrease in the Revolving Note which is classified as long-term borrowings.

The Company normally requires small amounts of working capital since inventory is generally sold at approximately the same time that payments to Wakefern and other suppliers are due and most sales are for cash or cash equivalents.

Working capital ratios were as follows:

        April 29, 2006              1.00 to 1.0
        October 29, 2005            1.09 to 1.0
        April 30, 2005              1.00 to 1.0

Cash flows (in millions) were as follows:

                                         Twenty-Six Weeks Ended
                                         ----------------------
                                    April 29, 2006    April 30, 2005
                                    --------------    --------------

Operating activities                   $  17.1            $  12.2
Investing activities                      (1.2)              (1.3)
Financing activities                     (14.9)             (11.8)
                                       -------            -------
       Totals                          $   1.0            $   (.9)
                                       =======            =======

The Company had $12,638,000 of available credit, at April 29, 2006, under its revolving credit facility. The availability does not include the additional $2,371,000 provided by the August 22, 2005 amendment to the Credit Agreement which allows the inclusion of cash in transit as additional collateral. The Company has no capital commitments for leasehold improvements or equipment as of April 29, 2006. The amounts available under the Credit Agreement will adequately meet our operating needs, scheduled capital expenditures and debt service for fiscal 2006.

For the 26 weeks ended April 29, 2006 depreciation was $10,588,000 while capital expenditures, excluding capitalized leases, totaled $1,620,000, compared to $10,992,000 and $2,131,000, respectively, in the prior year period. The decrease in depreciation was the result of the completion of depreciation for some older equipment and leasehold improvements. Capital expenditures decreased in the first six months of fiscal 2006 when no major projects were in process as compared to capital expenditures in the first six months of fiscal 2005 when the store in West Long Branch, New Jersey was remodeled and the remodeling of the Neptune, New Jersey location was substantially completed.

The following table summarizes our contractual obligations at April 29, 2006, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

                                                   Payments Due By Period
                                                 Less Than       2-3          4-5         After 5
Contractual Obligations               Total       1 Year        Years        Years         Years
-----------------------               -----       ------        -----        -----         -----
                                                       (Dollars In Thousands)
Long-term debt                      $ 46,495      $ 9,046      $36,935      $   514      $     --
Interest on long-term debt (1)         6,347        3,622        2,711           14            --
Related party debt,
  non interest bearing                 3,187          725        1,159        1,043           260
Capital lease obligations (2)        330,465       15,788       31,405       32,416       250,856
Operating leases (2)                  51,127        7,966       13,600        8,846        20,715
Other liabilities (3)                  4,638        1,249          762        1,600         1,027
Purchase obligations -
  leaseholds and equipment                --           --           --           --            --
Lease commitments - stores
  under construction                      --           --           --           --            --
                                    --------      -------      -------      -------      --------
Total                               $442,259      $38,396      $86,572      $44,433      $272,858
                                    ========      =======      =======      =======      ========

(1) Includes interest expense at estimated interest rates of 9.00% to 9.50% on variable rate debt of $42,461 and interest expense at interest rates of 6.20% to 6.44% on fixed rate debt of $4,034.

(2) Lease obligation figures do not include insurance, common area maintenance charges and real estate taxes for which the Company is obligated.

(3)   Other liabilities  include  estimated  unfunded pension  liabilities,  and
      estimated   post-retirement  and  post-employment   obligations  based  on
      available actuarial data.

Results of Operations (13 weeks ended April 29, 2006 compared to 13 weeks ended April 30, 2005)

Sales:

Sales for the current period totaled $297.7 million as compared to $292.0 million in the prior year period. This represents an increase of 1.9%. Sales for the current quarter included the operations of the location in Pennington, New Jersey purchased from Wakefern in September 2005. In November 2005, a location in Edison, New Jersey was closed at the end of its lease term.

Same store sales from the twenty five stores in operation in both periods increased 2.9%. Comparable store sales increases were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings.

Gross Profit:

Gross profit as a percent of sales increased to 26.6% in the second quarter of fiscal 2006 compared to 26.4% for the comparable period in fiscal 2005. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $2.5 million in the current year period compared to $2.3 million in the prior year period.

The increase in gross profit was the result of a reduction in the cost of programs implemented in certain of the Company's stores to address competitive store openings (.20%), reduced Wakefern assessment as a percentage of sales (.04%) and an increase in the projected Wakefern patronage dividend (.03%), partially offset by less favorable product mix (.06%).

Operating Expenses:

Selling, general and administrative expenses totaled $74.5 million in the second quarter of fiscal 2006 compared to $72.4 million for the comparable period in fiscal 2005. Selling, general and administrative expenses as a percent of sales were 25.0% versus 24.8% in the prior year period. Increases in labor, fringe benefits, supplies, miscellaneous expense, administration and a decrease in miscellaneous income were partially offset by decreases in depreciation and occupancy costs. The increase in labor expense was due to an increase in labor rates. Labor expense increased from $29,488,000 to $30,263,000. The increase in fringe benefits was the result of contractual increases in pension and welfare contributions. Fringe benefits increased from $12,723,000 to $13,194,000. Supply expense increased as the result of increases in the price of plastic. Supply expense increased from $3,187,000 to $3,418,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation.

Miscellaneous expense increased from $4,926,000 to $5,398,000. The increase in administration was the result of the incurrence of costs related to the going private transaction and an increase in the incentive compensation accrual for administrative personnel based upon operating results for the current quarter. Administration costs increased from $4,609,000 to $5,044,000. The decrease in miscellaneous income was due to decreased baling income. Miscellaneous income decreased from $815,000 to $608,000. Depreciation decreased due to the completion of depreciation for some older equipment and leasehold improvements. Depreciation expense decreased from $5,598,000 to $5,277,000. Occupancy decreased due to lower costs in the Pennington, New Jersey location purchased in September 2005, the closing of the Edison, New Jersey location in November 2005 and lower repair and insurance costs, partially offset by increased utility costs. Occupancy decreased from $10,385,000 to $10,180,000.

As a percentage of sales, labor increased .07%, fringe benefits increased .07%, supplies increased .06%, miscellaneous expense increased .12%, administration increased .11% and miscellaneous income decreased .08%. These increases were partially offset by a decrease in occupancy of .14%, and a decrease in depreciation, including depreciation on capitalized leases, of .11%.

Interest Expense:

Interest expense decreased to $4,487,000 from $4,637,000, while interest income was $57,000 compared to $31,000 for the prior year period. The decrease in interest expense for the current year period was due to a net decrease in average outstanding debt, including capitalized lease obligations, partially offset by an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:

Net income was $176,000 in the current year period compared to $54,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $10,090,000 as compared to $10,295,000 in the prior year period. Net income per common share on a diluted basis was $.17 in the current year period compared to $.05 in the prior year period. Per share calculations are based on 1,047,013 weighted average diluted shares outstanding in the current year period and 1,032,098 weighted average diluted shares outstanding in the prior year period.

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

                                            Thirteen Weeks Ended
                                      -------------------------------
                                      April 29, 2006   April 30, 2005
                                      --------------   --------------

Net income                              $   176,000      $    54,000
Add:
 Interest expense, net                    4,430,000        4,606,000
 Income tax provision                       108,000           34,000
 Depreciation                             5,277,000        5,498,000
 Amortization                                99,000          103,000
                                        -----------      -----------
EBITDA                                  $10,090,000      $10,295,000
                                        ===========      ===========

Results of Operations (26 weeks ended April 29, 2006 compared to 26 weeks ended April 30, 2005)

Sales:

Sales for the current twenty-six week period totaled $621.5 million as compared to $609.6 million in the prior year period. This represents an increase of 2.0%. Sales for the current twenty-six week period included the operations of the location in Pennington, New Jersey purchased from Wakefern in September 2005. In November 2005, a location in Edison, New Jersey was closed at the end of its lease term.

Same store sales from the twenty-five stores in operation in both periods increased 2.6%. Comparable store sales increases were partially offset by decreased sales in certain of the Company's stores affected by competitive store openings.

Gross Profit:

Gross profit as a percent of sales increased to 26.1% in the first twenty-six weeks of fiscal 2006 compared to 25.8% for the comparable period in fiscal 2005. Cost of goods sold includes the costs of inventory sold and the related purchase, inbound freight and distribution costs including those costs charged by Wakefern for operation of warehouses, distribution and delivery of product to our stores. Vendor allowances and rebates and Wakefern patronage dividends are reflected as a reduction of cost of goods sold. Any costs to us related to other services which Wakefern provides are not included in cost of goods sold.

Patronage dividends, applied as a reduction of the cost of goods sold, were $5.1 million in the current period compared to $4.8 million in the prior year period.

The increase in gross profit was the result of a reduction in the cost of programs implemented in certain of the Company's stores to address competitive store openings (.12%), the contribution of the new location purchased from Wakefern in September 2005, including Wakefern incentive programs for new locations (.05%), reduced Wakefern assessment as a percentage of sales (.04%), an increase in the projected Wakefern patronage dividend (.03%) and a decrease in shrink (.11%), partially offset by less favorable product mix (.06%). Shrink is the difference between expected gross profit, based on the difference between the cost and expected selling price of merchandise purchased, and actual gross profit. Shrink results from theft, spoilage, breakage, mark ups and mark downs.

Operating Expenses:

Selling, general and administrative expenses totaled $151.8 million in the first twenty-six weeks of fiscal 2006 compared to $147.5 million for the comparable period in fiscal 2005. Selling, general and administrative expenses as a percent of sales were 24.4% versus 24.2% in the prior year period. Increases in fringe benefits, supplies, miscellaneous expense, administration and a decrease in miscellaneous income were partially offset by decreases in labor, depreciation and occupancy costs. The increase in fringe benefits was the result of contractual increases in pension and welfare contributions. Fringe benefits increased from $26,456,000 to $27,641,000. Supply expense increased as the result of increases in the price of plastic. Supply expense increased from $6,617,000 to $7,005,000. The increase in miscellaneous expense was primarily the result of increases in Wakefern support services, debit/credit card and bank service fees and services provided by outside vendors, including floor care and sanitation. Miscellaneous expense increased from $9,870,000 to $10,828,000. The increase in administration was the result of the incurrence of costs related to the going private transaction and an increase in the incentive compensation accrual for administrative personnel based upon operating results for the current quarter. Administration costs increased from $9,385,000 to $10,288,000.The decrease in miscellaneous income was due to decreased baling income. Miscellaneous income decreased from $1,593,000 to $1,268,000. Although labor decreased as a percent of sales, labor expense increased from $60,354,000 to $61,240,000. The decrease in labor as a percent of sales was due to the percentage increase in same store sales and the increase in labor expense was due to an increase in labor rates. Depreciation decreased due to the completion of depreciation for some older equipment and leasehold improvements. Depreciation expense decreased from $10,992,000 to $10,588,000. Although occupancy decreased as a percent of sales, occupancy costs increased from $20,455,000 to $20,567,000. The decrease in occupancy as a percent of sales was due to lower costs in the Pennington, New Jersey location purchased in September 2005, the closing of the Edison, New Jersey location in November 2005 and lower repair and insurance costs partially offset by increased utility costs, with all costs being calculated against a higher sales base. Absolute dollars increased slightly for this category.

As a percentage of sales, fringe benefits increased .11%, supplies increased ..04%, miscellaneous expense increased .12%, administration increased .12% and miscellaneous income decreased .06%. These increases were partially offset by a decrease in labor of .05%, a decrease in occupancy of .05%, and a decrease in depreciation, including depreciation on capitalized leases, of .09%.

Interest Expense:

Interest expense decreased to $9,119,000 from $9,297,000, while interest income was $97,000 compared to $67,000 for the prior year period. The decrease in interest expense for the current year period was due to a net decrease in average outstanding debt, including capitalized lease obligations, partially offset by an increase in the average interest rate paid on debt.

Income Taxes:

An income tax rate of 38% has been used in both the current and the prior year periods. The tax rate used is based on the expected effective tax rates.

Net Income:

Net income was $789,000 in the current year period compared to $307,000 in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current period were $21,071,000 as compared to $21,032,000 in the prior year period. Net income per common share on a diluted basis was $.76 in the current period compared to $.29 in the prior year period. Per share calculations are based on 1,043,681 weighted average diluted shares outstanding in the current period and 1,033,451 weighted average diluted shares outstanding in the prior year period.

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

                                           Twenty-Six Weeks Ended
                                           ----------------------
                                     April 29, 2006       April 30, 2005
                                     --------------       --------------

Net income                            $   789,000           $   307,000
Add:
 Interest expense, net                  9,022,000             9,230,000
 Income tax provision                     486,000               189,000
 Depreciation                          10,588,000            10,992,000
 Amortization                             186,000               314,000
                                      -----------           -----------

EBITDA                                $21,071,000           $21,032,000
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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. Both the Company's Director of Internal Audit and Principal Accounting Officer also participated in this evaluation. During the Company's last fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                              FOODARAMA SUPERMARKETS, INC.
                                              ----------------------------
                                                      (Registrant)


Date: June 9, 2006                            /S/ MICHAEL SHAPIRO
                                              ----------------------------------
                                                          (Signature)
                                                 Michael Shapiro
                                                 Senior Vice President,
                                                 Chief Financial Officer


Date: June 9, 2006                           /S/  THOMAS H. FLYNN
                                              ----------------------------------
                                                          (Signature)
                                                 Thomas H. Flynn
                                                 Vice President,
                                                 Principal Accounting Officer